Form 10-K
period 2018-12-31
NATIONAL BANKSHARES INC
filed 2019-03-13
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]     No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit files). Yes [x]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “accelerated filer, large accelerated filer, smaller reporting company and emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting common stock of the registrant held by stockholders (not including voting common stock held by Directors, Executive Officers and Corporate Governance) on June 30, 2018 (the last business day of the most recently completed second fiscal quarter) was approximately $322,849,994. As of March 11, 2019, the registrant had 6,505,574 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which incorporated
National Bankshares, Inc. 2018 Annual Report to Stockholders	Part II
National Bankshares, Inc. Proxy Statement for the 2019 Annual Meeting of Stockholders	Part III

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

NBB is community-oriented and offers a full range of retail and commercial banking services to individuals, businesses, non-profits and local governments from its headquarters in Blacksburg, Virginia and its twenty-four branch offices throughout southwest Virginia and one loan production office in Roanoke Virginia. NBB has telephone, mobile and internet banking and it operates twenty-four automated teller machines in its service area.

The Bank’s primary source of revenue stems from lending activities.  The Bank focuses lending on small and mid-sized businesses and individuals. Loan types include commercial and agricultural, commercial real estate, construction for commercial and residential properties, residential real estate, home equity and various consumer loan products. The Bank believes its prudent lending policies align its underwriting and portfolio management with its risk tolerance and income strategies. Underwriting and documentation requirements are tailored to the unique characteristics and inherent risks of each loan category.

The Bank’s loan policy is updated and approved by the Board of Directors annually and disseminated to lending and loan portfolio management personnel to ensure consistent lending practices. The policy communicates the Company’s risk tolerance by prescribing underwriting guidelines and procedures, including approval limits and hierarchy, documentation standards, requirements for collateral and loan-to-value limits, debt coverage, overall credit-worthiness and guarantor support.

Of primary consideration is the repayment ability of the borrowers and (if secured) the collateral value in relation to the principal balance. Collateral lowers risk and may be used as a secondary source of repayment. The credit decision must be supported by documentation appropriate to the type of loan, including current financial information, income verification or cash flow analysis, tax returns, credit reports, collateral information, guarantor verification, title reports, appraisals (where appropriate) and other documents. A discussion of underwriting policies and procedures specific to the major loan products follows.

Commercial Loans. Commercial and agricultural loans primarily finance equipment acquisition, expansion, working capital, and other general business purposes. Because these loans have a higher degree of risk, the Bank generally obtains collateral such as inventory, accounts receivables or equipment and personal guarantees from the borrowing entity’s principal owners. The Bank’s policy limits lending up to 60% of the appraised value for inventory, up to 90% of the lower of cost of market value of equipment and up to 70% for accounts receivables less than 90 days old. Credit decisions are based upon an assessment of the financial capacity of the applicant, including the primary borrower’s ability to repay within proposed terms, a risk assessment, financial strength of guarantors and adequacy of collateral. Credit agency reports of individual owners’ credit history supplement the analysis.

Commercial Real Estate Loans. Commercial mortgages and construction loans are offered to investors, developers and builders primarily within the Bank’s market area in southwest Virginia. These loans generally are secured by first mortgages on real estate. The loan amount is generally limited to 80% of the collateral value and is individually determined based on the property type, quality, location and financial strength of any guarantors. Commercial properties financed include retail centers, office space, hotels and motels, apartments, and industrial properties.

Underwriting decisions are based upon an analysis of the economic viability of the collateral and creditworthiness of the borrower. The Bank obtains appraisals from qualified certified independent appraisers to establish the value of collateral properties. The property’s projected net cash flows compared to the debt service requirement (the “debt service coverage ratio” or “DSCR”) is required to be 115% or greater and is computed after deduction for a vacancy factor and property expenses, as appropriate. Borrower cash flow may be supplemented by a personal guarantee from the principal(s) of the borrower and guarantees from other parties. The Bank requires title insurance, fire, extended coverage casualty insurance and flood insurance, if appropriate, in order to protect the security interest in the underlying property. In addition, the Bank may employ stress testing techniques on higher balance loans to determine repayment ability in a changing rate environment before granting loan approval.

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

Consumer Loans. Consumer loans include loans secured by automobiles, loans to consumers secured by other non-real estate collateral and loans to consumers that are unsecured. Automobile loans include loans secured by new or used automobiles. We originate automobile loans on a direct basis. During 2018 and years prior, automobile loans were also originated on an indirect basis through selected dealerships. This program has been discontinued in 2019. We require borrowers to maintain collision insurance on automobiles securing consumer loans. Our procedures for underwriting consumer loans include an assessment of an applicant’s overall financial capacity, including credit history and the ability to meet existing obligations and payments on the proposed loan. An applicant’s creditworthiness is the primary consideration, and if the loan is secured by an automobile or other collateral, the underwriting process also includes a comparison of the value of the collateral security to the proposed loan amount.

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

At December 31, 2018, NBB had total assets of $1,253,172 and total deposits of $1,052,082. NBB’s net income for 2018 was $16,877, which produced a return on average assets of 1.35% and a return on average equity of 9.14%. Refer to Note 11 of the Notes to Consolidated Financial Statements for NBB’s risk-based capital ratios.

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

Operating Revenue

The following table displays components that contributed 15% or more of the Company’s total operating revenue for the years ended December 31, 2018, 2017 and 2016.

Period	Class of Service	Percentage of Total Revenues
December 31, 2018	Interest and Fees on Loans	61.49%
	Interest on Investments	22.02%
	Noninterest Income	15.17%
December 31, 2017	Interest and Fees on Loans	61.22%
	Interest on Investments	21.55%
	Noninterest Income	15.62%
December 31, 2016	Interest and Fees on Loans	61.12%
	Interest on Investments	22.96%
	Noninterest Income	14.81%

Market Area

The Company’s market area in southwest Virginia is made up of the counties of Montgomery, Roanoke, Giles, Pulaski, Tazewell, Wythe, Smyth and Washington. It includes the independent cities of Roanoke, Radford and Galax, and the portions of Carroll and Grayson Counties that are adjacent to Galax. The Company also serves those portions of Mercer County, Monroe County and McDowell County, West Virginia that are contiguous with Tazewell County, Virginia. Although largely rural, the market area is home to two major universities, Virginia Tech and Radford University, and to three community colleges. Virginia Tech, located in Blacksburg, Virginia, is the area’s largest employer and is the Commonwealth’s second largest university. A second state supported university, Radford University, is located nearby. In recent years, Virginia Tech’s Corporate Research Center has brought a number of technology-related companies to Montgomery County.

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

Because NBI’s market area is economically diverse and includes large public employers, it has historically avoided the most extreme effects of past economic downturns. If the economy wavers or experiences recession, it is likely that unemployment will rise and that other economic indicators will negatively impact the Company's trade area.

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

Cybersecurity

As a financial institution holding company, NBI is subject to cybersecurity risks and has suffered two cybersecurity incidents. To manage and mitigate cybersecurity risk, the Company limits certain transactions and interactions with customers. The Company does not offer online account openings or loan originations, limits the dollar amount of online banking transfers to other banks, does not permit customers to submit address changes or wire requests through online banking, requires a special vetting process for commercial customers who wish to originate ACH transfers, and limits certain functionalities of mobile banking. The Company also requires assurances from key vendors regarding their cybersecurity. While these measures reduce the likelihood and scope of the risk of further cybersecurity breaches, in light of the evolving sophistication of system intruders, the risk of such breaches continues to exist. We maintain insurance for these risks but insurance policies are subject to exceptions, exclusions and terms whose applications have not been widely interpreted in litigation. Accordingly, insurance can provide less than complete protection against the losses that result from cybersecurity breaches and pursuing recovery from insurers can result in significant expense. In addition, some risks such as reputational damage and loss of customer goodwill, which can result from cybersecurity breaches cannot be insured against.

Organization and Employment

NBI, NBB and NBFS are organized in a holding company/subsidiary structure. At December 31, 2018, NBB had 231 full time equivalent employees and NBFS had 4 full time employees. NBB performs services and charges commensurate fees to NBI and NBFS.

Regulation, Supervision and Government Policy

NBI and NBB are subject to state and federal banking laws and regulations that provide for general regulatory oversight of all aspects of their operations. As a result of substantial regulatory burdens on banking, financial institutions like NBI and NBB are at a disadvantage to other competitors who are not as highly regulated, and NBI and NBB’s costs of doing business are accordingly higher. Legislative efforts to prevent a repeat of the 2008 financial crisis culminated in the Dodd-Frank Wall Street Reform Act of 2010. This legislation, together with existing and planned regulations, dramatically increased the regulatory burden on commercial banks. The burden falls disproportionately on community banks like NBB, which must devote a higher proportion of their human and other resources to compliance than do their larger competitors. The financial crisis also heightened the examination focus by banking regulators, particularly on Bank Secrecy Act, real estate-related assets and commercial loans. However, with the passage of the Economic Growth, Regulatory  Reform and Consumer Protection Act (“EGRRCPA”) in 2018, a number of regulatory requirements for smaller financial institutions like the Company were reduced or eliminated (see below). The following is a brief summary of certain laws, rules and regulations that affect NBI and NBB.

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

The Virginia Banking Act. The Virginia Banking Act requires all Virginia bank holding companies to register with the Virginia State Corporation Commission (the “Commission”). NBI is required to report to the Commission with respect to its financial condition, operations and management. The Commission may also make examinations of any bank holding company and its subsidiaries and must approve the acquisition of ownership or control of more than 5% of the voting shares of any Virginia bank or bank holding company.

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

The Sarbanes-Oxley Act. The Sarbanes-Oxley Act (“SOX”) protects investors by improving the accuracy and reliability of corporate disclosures. It impacts all companies with securities registered under the Securities Exchange Act of 1934, including NBI. SOX creates increased responsibility for chief executive officers and chief financial officers with respect to the content of filings with the Securities and Exchange Commission. Section 404 of SOX and related Securities and Exchange Commission rules focused increased scrutiny by internal and external auditors on NBI’s systems of internal controls over financial reporting, which is designed to ensure that those internal controls are effective in both design and operation. SOX sets out enhanced requirements for audit committees, including independence and expertise, and it includes stronger requirements for auditor independence and limits the types of non-audit services that auditors can provide. Finally, SOX contains additional and increased civil and criminal penalties for violations of securities laws.

Capital and Related Requirements. In August, 2018, the Federal Reserve updated the Small Bank Holding Company Policy Statement (“the Statement”), in compliance with the EGRRCPA. The Statement, among other things, exempts bank holding companies that fall below a certain asset threshold from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements. The interim final rule expands the exemption to bank holding companies with consolidated total assets of less than $3 billion. Prior to August 2018, the statement exempted bank holding companies with consolidated total assets of less than $1 billion. As a result of the interim final rule, the Company qualifies as of August, 2018 as a small bank holding company and is no longer subject to regulatory capital requirements on a consolidated basis.

The Bank continues to be subject to various capital requirements administered by banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company’s financial statements. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

The regulations require a minimum ratio of certain capital measures. In addition, the Bank is required to maintain a “capital conservation buffer” in excess of the minimum ratio requirements. The implementation period for the capital conservation buffer began in 2016 and will be fully phased in on January 1, 2019. The following table presents the required minimum ratios and minimum ratios with the capital conservation buffer for 2018, as well as the final minimum ratios with the capital conservation buffer when fully phased in:

Regulatory Capital Ratios	Minimum Ratio	Minimum Ratio With Capital Conservation Buffer as of December 31, 2018	Minimum Ratio With Capital Conservation Buffer beginning January 1, 2019
Common Equity Tier 1 Capital to Risk Weighted Assets	4.50%	6.375%	7.00%
Tier 1 Capital to Risk Weighted Assets	6.00%	7.875%	8.50%
Total Capital to Risk Weighted Assets	8.00%	9.875%	10.50%
Leverage Ratio	4.00%	4.00%	4.00%

Risk-weighted assets are assets on the balance sheet as well as certain off-balance sheet items, such as standby letters of credit, to which weights between 0% and 1250% are applied, according to the risk of the asset type. Common Equity Tier 1 Capital (“CET1”) is capital according to the balance sheet, adjusted for goodwill and intangible assets and other prescribed adjustments. At the Company’s election, CET1 is also adjusted to exclude accumulated other comprehensive income. Tier 1 Capital is CET1 adjusted for additional capital deductions. Total Capital is Tier 1 Capital increased for the allowance for loan losses and adjusted for other items. The leverage ratio is the ratio of Tier 1 capital to total average assets, less goodwill and intangibles and certain deferred tax assets.  Pursuant to the EGRRCPA the regulators have proposed a single “Community Bank Leverage Ratio” which would eliminate the four required capital ratios disclosed above for qualifying and electing banks and require the disclosure of a single leverage ratio based on the new Community Capital Leverage Ratio.

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

The Dodd-Frank Act provisions are extensive and have required the Company and the Bank to deploy resources to comply with them. Several federal agencies, including the Federal Reserve, the CFPB and the Securities and Exchange Commission, have been in the process of issuing final regulations implementing major portions of the legislation, and this process will be affected by the EGRRCPA, which rolls back many provisions of the Dodd-Fran Act (see below).

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

The Economic Growth, Regulatory Reform and Consumer Protection Act of 2018. In May 2018 the EGRRCPA amended provisions of the Dodd-Frank Act and other statutes administered by banking regulators. Among these amendments are provisions to tailor applicability of certain of the enhanced prudential standards for Systemically Important Financial Institutions (“SIFI’s”) and to increase the $50 billion asset threshold in two stages to $250 billion to which these enhanced standards apply. The Act exempts insured depositary institutions (and their parent companies) with less than $10 billion in consolidated assets and that meet certain tests from the Volker Rule (which prohibits banks from conducting certain investment activities with their own accounts). As discussed above, the EGRRCPA requires the regulators to promulgate rules establishing a new Community Bank Leverage Ratio (currently proposed to be 9%) for financial institutions with less than $10 billion in consolidated assets. If the financial institution maintains its tangible equity above the Community Bank Leverage Ratio it will be deemed in compliance with the various regulatory capital requirements currently in effect. The Act increases the asset threshold from $1 billion to $3 billion for financial institutions to qualify for an 18 month on site examination schedule. The EGRRCPA changes numerous other regulatory requirements based on the size and complexity of financial institutions, particularly benefiting smaller institutions like the Company.

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

The USA Patriot Act. The USA Patriot Act (“Patriot Act”) facilitates the sharing of information among government entities and financial institutions to combat terrorism and money laundering. The Patriot Act imposes an obligation on NBB to establish and maintain anti-money laundering policies and procedures, including a customer identification program. The Bank must screen all customers against government lists of known or suspected terrorists. The Patriot Act, particularly as it relates to money laundering, is a significant focus of regulators and there is substantial regulatory oversight to insure compliance.

Consumer Laws and Regulations. There are a number of laws and regulations that regulate banks’ consumer loan and deposit transactions. Among these are the Truth in Lending Act, the Truth in Savings Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Electronic Funds Transfer Act, the Fair Debt Collections Practices Act, the Home Mortgage Disclosure Act, the Service Members Civil Relief Act, laws governing flood insurance, federal and state laws prohibiting unfair and deceptive business practices, foreclosure laws and various regulations that implement some or all of the foregoing. NBB is required to comply with these laws and regulations in its dealings with customers. In addition, the CFPB has adopted and may continue to refine rules regulating consumer mortgage lending pursuant to the Dodd-Frank Act. There are numerous disclosure and other compliance requirements associated with the consumer laws and regulations.  The EGRRCPA modified a number of these requirements, including, for qualifying institutions with less than $10 billion in assets, a safe harbor for compliance with the “ability to pay” requirements for consumer mortgage loans.

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

Capital Requirements. The capital requirements discussed above with relation to NBI are applied to NBB by the OCC. The OCC guidelines provide that banks experiencing internal growth or making acquisitions are expected to maintain strong capital positions well above minimum levels, without reliance on intangible assets. In addition, implementation of the BASEL III requirements increase required capital minimums as well as compliance costs due to their complexity unless the Bank qualifies and elects to comply with the new Community Bank Leverage Ratio discussed above.

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

Branching. As a national bank, NBB is required to comply with the state branch banking laws of Virginia, the state in which the bank is located. NBB must also have the prior approval of the OCC to establish a branch or acquire an existing banking operation. Under Virginia law, NBB may open branch offices or acquire existing banks or bank branches anywhere in the state. Virginia law also permits banks domiciled in the state to establish a branch or to acquire an existing bank or branch in another state. The Dodd-Frank Act permits the OCC to approve applications by national banks like NBB to establish de novo branches in any state in which a bank located in that state is permitted to establish a branch.

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

Company Website

NBI maintains a website at www.nationalbankshares.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available on its website as soon as is practical after the material is electronically filed with the Securities and Exchange Commission. The Company’s proxy materials for the 2019 annual meeting of stockholders are also posted on a separate website at www.nationalbanksharesproxy.com.  Access through the Company’s websites to the Company’s filings is free of charge. The Securities and Exchange Commission maintains an internet site (http://www.sec.gov) that contains reports, proxy, and information statements, and other information the Company files electronically with the SEC.

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

Market interest rates are rising. When market interest rates rise further, our net interest income can be negatively affected in the short term.

The direction and speed of interest rate changes affect our net interest margin and net interest income. In the short term, rising interest rates may negatively affect our net interest income if our interest-bearing liabilities (generally deposits) reprice sooner than our interest-earning assets (generally loans).

The allowance for loan losses may not be adequate to cover actual losses.

In accordance with accounting principles generally accepted in the United States, an allowance for loan losses is maintained to provide for loan losses. The allowance for loan losses may not be adequate to cover actual credit losses, and future provisions for credit losses could materially and adversely affect operating results.  The allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating, and other outside forces and conditions, including changes in interest rates, all of which are beyond the Company’s control; and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the Company’s loans and allowance for loan losses. The Company also outsources an independent loan review. While management believes that the allowance for loan losses is adequate to cover current losses, it cannot make assurances that it will not further increase the allowance for loan losses or that regulators will not require it to increase this allowance. Either of these occurrences could adversely affect earnings.

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

In the ordinary course of business, the Company collects and stores sensitive data, including proprietary business information and personally identifiable information of its customers and employees, in systems and on networks. The secure processing, maintenance and use of this information is critical to the Company’s operations and business strategy. The Company has invested in accepted technologies, and annually reviews its processes and practices that are designed to protect its networks, computers and data from damage or unauthorized access. Despite these security measures, the Company’s computer systems experienced two cyber-intrusions, one in May 2016 and one in January 2017 in which certain customer information was compromised, but which did not cause interruption to the Company’s normal operations. The Company has implemented additional security measures since the breaches. The Company’s computer systems and infrastructure may in the future be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. A breach of any kind could compromise systems and the information stored there could be accessed, damaged or disclosed. The occurrence of any failure, interruption or security breach of our communications and information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability.

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

The Company believes its cybersecurity risk management program reasonably addresses the risk from cybersecurity attacks. However, it is not possible to fully eliminate exposure. We may experience human error or have unknown susceptibilities that allow our systems to become victim to a highly-sophisticated cyber-attack. If hackers gain entry to our systems, they may disable other safeguards that limit loss, including limits on the number, amount, and frequency of ATM withdrawals, as well as other loss-prevention or detection measures.

Cybersecurity attacks are probable and may result in additional costs.

The Company has experienced many attempted cybersecurity attacks, of which two resulted in a breach. The Company estimates that the probability of future attempted cyber-attacks is high. To reduce the risk of loss from cyber-attacks and to remediate vulnerabilities discovered through the breach investigations, the Company has incurred costs related to forensic investigations, legal and advisory expenses, insurance premiums, system monitoring and testing, and installing new technological infrastructure and defenses. The Company has implemented every recommendation from the forensic investigations. If the Company experiences another cyber-breach, these costs will increase as well as potential costs for litigation, reputational harm and regulatory costs.

Insurance may not cover losses from cybersecurity attacks.

The Company has invested in insurance related to cybersecurity. Insurance policies are necessary to protect the Company from major losses but may be written in such a way as to limit the protection from certain risks, including cyber risks for which the availability of insurance coverage is currently limited.  If the insurance carrier denies coverage of losses the Company may litigate, resulting in additional legal expense.  Because of policy technicalities, litigation may not result in a favorable outcome for the Company.

The Company relies on other companies to provide key components of the Company’s business infrastructure.

Third parties provide key components of the Company’s business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, internet connections and network access. While the Company has selected these third party vendors carefully, it does not control their actions. Any problem caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, failures of a vendor to provide services for any reason or poor performance of services, could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business. Financial or operational difficulties of a third party vendor could also hurt the Company’s operations if those difficulties interface with the vendor’s ability to serve the Company.  Replacing these third party vendors could also create significant delay and expense and damage the Company’s ability to service its customers resulting in a loss of goodwill. Accordingly, use of such third parties creates an unavoidable inherent risk to the Company’s business operations.

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

Two major employers in the Company’s market area are Virginia Tech and Radford University, both state-supported institutions. If federal or state support for public colleges and universities wanes, our business may be adversely affected from declines in university programs, capital projects, employment, enrollment and other related factors.

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

The authorities who promulgate accounting standards, including the Financial Accounting Standards Board, SEC, and other regulatory authorities, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes are difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of financial statements for prior periods. Such changes could also require the Company to incur additional personnel or technology costs. Most notably, new guidance on the calculation of credit reserves using current expected credit losses (“CECL”) was finalized in June, 2016. The standard will be effective for the Company beginning January 1, 2020. The Company has formed a management committee to prepare for the new standards. The committee has implemented new data collection and has begun the process to run preliminary CECL models along with the incurred loss model currently in use. To implement the new standard, the Company will incur costs related to data collection and documentation, technology, training and increased audit expenses to validate the model. The Company expects that implementation could significantly impact our required credit reserves. Other impacts to capital levels, profit and loss and various financial metrics will also result.

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

When changes in tax rates and laws are enacted, the company must recognize the changes in the period in which they are enacted. On December 22, 2017, The Tax Cuts and Jobs Act (“the ACT”) was signed into law and became effective January 1, 2018. The Act changed the Company’s applicable tax rate from a 35% marginal rate in 2017 and years prior to a flat 21% for 2018. Deferred tax assets were re-valued from 35% to 21% in 2017, with a resulting charge to income tax expense.

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

Item 3. Legal Proceedings

NBI, NBB, and NBFS are not currently involved in any material pending legal proceedings. There are no legal proceedings against the company related to cybersecurity. As of December 31, 2018, the Company is party to a lawsuit to recover from the insurance carrier damages related to the two cybersecurity incidents. The lawsuit was settled during the first quarter of 2019 subject to a non-disclosure agreement.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information and Dividends

National Bankshares, Inc.’s common stock is traded on the NASDAQ Capital Market under the symbol “NKSH.” As of December 31, 2018, there were 628 record stockholders of NBI common stock.

NBI’s primary source of funds for dividend payments is dividends from its bank subsidiary, NBB. Bank dividend payments are restricted by regulators, as more fully disclosed in Note 10 of Notes to Consolidated Financial Statements.

On May 9, 2018, NBI’s Board of Directors approved the repurchase of up to 100,000 shares of equity securities and on November 14, 2018 NBI’s Board of Directors approved the repurchase of an additional 150,000 shares of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934. During 2018, there were no shares repurchased, and 250,000 shares may yet be purchased under the program.

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total of stockholder return on NBI common stock with the cumulative return on the NASDAQ Composite Index, and the NASDAQ Bank Index for the five-year period commencing on December 31, 2013. These comparisons assume the investment of $100 in National Bankshares, Inc. common stock in each of the indices on December 31, 2013, and the reinvestment of dividends.

National Bankshares, Inc.
Total Return Performance
Index Value
200
180
160
140
120
100
80
60
40
20
-
2013
2014
2015
2016
2017
2018
NATIONAL BANKSHARES, INC.
NASDAQ COMPOSITE INDEX
NASDAQ BANK INDEX

	2013	2014	2015	2016	2017	2018
NATIONAL BANKSHARES, INC.	100	85	104	131	141	116
NASDAQ COMPOSITE INDEX	100	115	123	134	174	169
NASDAQ BANK INDEX	100	104	112	155	163	138

Item 6. Selected Financial Data

National Bankshares, Inc. and Subsidiaries

Selected Consolidated Financial Data

$ in thousands, except per share data	Year ended December 31,
	2018	2017	2016	2015	2014
Selected Income Statement Data:
Interest income	$43,224	$41,260	$40,930	$42,914	$43,944
Interest expense	5,047	4,125	4,166	4,183	4,899
Net interest income	38,177	37,135	36,764	38,731	39,045
Provision for (recovery of) loan losses	(81)	157	1,650	2,009	1,641
Noninterest income	7,729	7,636	7,115	6,764	6,503
Noninterest expense	27,276	24,229	23,335	22,913	21,815
Income taxes	2,560	6,293	3,952	4,740	5,178
Net income	16,151	14,092	14,942	15,833	16,914

Per Share Data:
Basic net income	2.32	2.03	2.15	2.28	2.43
Diluted net income	2.32	2.03	2.15	2.28	2.43
Cash dividends declared	1.21	1.17	1.16	1.14	1.13
Book value	27.34	26.57	25.62	24.74	23.93

Selected Balance Sheet Data at End of Year:
Loans, net of unearned income and deferred fees and costs, and the allowance for loan losses	702,409	660,144	639,452	610,711	597,203
Total securities	426,230	459,751	440,409	389,288	385,385
Total assets	1,256,032	1,256,757	1,233,942	1,203,519	1,158,798
Total deposits	1,051,942	1,059,734	1,043,442	1,018,859	982,428
Stockholders’ equity	190,238	184,896	178,263	172,114	166,303

Selected Balance Sheet Daily Averages:
Loans, net of unearned income and deferred fees and costs, and the allowance for loan losses	675,647	644,998	613,366	611,554	584,857
Total securities	455,810	442,101	420,915	379,805	361,028
Total assets	1,251,843	1,235,754	1,206,745	1,155,594	1,120,848
Total deposits	1,045,798	1,038,586	1,013,787	976,597	957,684
Stockholders’ equity	186,637	184,539	180,047	171,732	157,832

Selected Ratios:
Return on average assets	1.29%	1.14%	1.24%	1.37%	1.51%
Return on average equity	8.65%	7.64%	8.30%	9.22%	10.72%
Dividend payout ratio	52.13%	57.77%	54.02%	50.09%	46.43%
Average equity to average assets	14.91%	14.93%	14.92%	14.86%	14.08%
Efficiency ratio(1)	53.20%	50.41%	49.32%	49.41%	47.08%

(1)

The efficiency ratio is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with U.S. generally accepted accounting principles (GAAP) and should not be viewed as a substitute for GAAP. See “Non-GAAP Financial Measures” included in Item 7 of this Form 10-K.

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

Non-GAAP Financial Measures

This report refers to certain financial measures that are computed under a basis other than GAAP (“non-GAAP”), including the efficiency ratio, the net interest margin and the noninterest margin.

The efficiency ratio is computed by dividing noninterest expense, excluding the write-down of insurance receivable, by the sum of net interest income on a tax-equivalent basis and noninterest income. The tax rate used to calculate fully taxable equivalent basis is 21% in 2018 and 35% in 2017 and years prior. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with U.S. generally accepted accounting principles (GAAP) and should not be construed as such. Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The components of the efficiency ratio calculation are summarized in the following table.

$ in thousands	Year ended December 31,
	2018	2017	2016
Noninterest expense	$27,276	$24,229	$23,335
Less: write-down of insurance receivable	(2,010)	---	---
Noninterest expense for ratio calculation	$25,266	$24,229	$23,335

Taxable-equivalent net interest income	$39,764	$40,432	$40,201
Noninterest income	7,729	7,636	7,115
Total income for ratio calculation	$47,493	$48,068	$47,316

Efficiency ratio	53.20%	50.41%	49.32%

The net interest margin is calculated by dividing taxable equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for 2018 is 21% and 35% for 2017 and years prior. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below.

$ in thousands	Year ended December 31,
	2018	2017	2016
GAAP measures:
Interest and fees on loans	$31,333	$29,932	$29,365
Interest on interest-bearing deposits	672	791	532
Interest and dividends on securities - taxable	6,856	5,711	5,910
Interest on securities - nontaxable	4,363	4,826	5,123
Total interest income	$43,224	$41,260	$40,930

Interest on deposits	$4,883	$4,125	$4,166
Interest on borrowings	164	---	---
Total interest expense	$5,047	$4,125	$4,166

Net interest income	$38,177	$37,135	$36,764

Non-GAAP measures:
Tax benefit on nontaxable loan income	$406	$661	$628
Tax benefit on nontaxable securities income	1,181	2,636	2,809
Total tax benefit on nontaxable interest income	$1,587	$3,297	$3,437
Total tax-equivalent net interest income	$39,764	$40,432	$40,201

The noninterest margin is calculated by dividing noninterest expense (excluding the write-down of insurance receivable) less noninterest income (excluding realized securities gain/loss, net) by average year-to-date assets. The reconciliation of adjusted noninterest income and adjusted noninterest expense, which are not measurements under GAAP, is reflected in the table below.

$ in thousands	Year ended December 31,
	2018	2017	2016
Noninterest expense under GAAP	$27,276	$24,229	$23,335
Less: write-down of insurance receivable	(2,010)	---	---
Noninterest expense for ratio calculation, non-GAAP	$25,266	$24,229	$23,335

Noninterest income under GAAP	$7,729	$7,636	$7,115
Less: realized securities gains, net	(17)	(14)	(232)
Noninterest income for ratio calculation, non-GAAP	$7,712	$7,622	$6,883

Net noninterest expense, non-GAAP	$17,554	$16,607	$16,452

Average assets	$1,251,843	$1,235,755	$1,206,745

Noninterest margin	1.40%	1.34%	1.36%

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

The Company bases collateral method fair valuation upon the “as-is” value of independent appraisals or evaluations. Valuations for impaired loans secured by residential 1-4 family properties with outstanding principal balances greater than $250 are based on an appraisal. Appraisals are also used to value impaired loans secured by commercial real estate with outstanding principal balances greater than $500. Collateral-method impaired loans secured by residential 1-4 family property with outstanding principal balances of $250 or less, or secured by commercial real estate with outstanding principal balances of $500 or less, are valued using an internal evaluation.

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

Troubled debt restructurings are impaired loans and are measured for impairment under the same valuation methods as other impaired loans. Troubled debt restructurings are maintained in nonaccrual status until the loan has demonstrated reasonable assurance of repayment with at least six months of consecutive timely payment performance. Troubled debt restructurings may be removed from TDR status, and therefore from individual evaluation, if the restructuring agreement specifies a contractual interest rate that is a market interest rate at the time of restructuring and the loan is in compliance with its modified terms one year after the restructure was completed.

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

The estimate of the allowance for December 31, 2018 considered market and portfolio conditions during 2018 as well as the levels of delinquencies and net charge-offs in the eight quarters prior to the quarter ended December 31, 2018. If the economy experiences a downturn, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see Note 5 to the consolidated financial statements and “Asset Quality,” and “Provision and Allowance for Loan Losses.”

Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value based test. The Company performs impairment testing in the fourth quarter of each year. The Company’s most recent impairment test was performed using data from September 30, 2018. Accounting guidance provides the option of performing preliminary assessment of qualitative factors before performing more substantial testing for impairment. The Company opted not to perform the preliminary assessment. The Company’s goodwill impairment analysis considered three valuation techniques appropriate to the measurement. The first technique uses the Company’s market capitalization as an estimate of fair value; the second technique estimates fair value using current market pricing multiples for companies comparable to the Company; while the third technique uses current market pricing multiples for change-of-control transactions involving companies comparable to the Company. Each measure indicated that the Company’s fair value exceeded its book value, validating that goodwill is not impaired.

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

Performance Summary

The following table presents NBI’s key performance ratios for the years ending December 31, 2018 and December 31, 2017:

	Year Ended December 31,
	2018	2017
Return on average assets	1.29%	1.14%
Return on average equity	8.65%	7.64%
Basic net earnings per common share	$2.32	$2.03
Fully diluted net earnings per common share	$2.32	$2.03
Net interest margin (1)	3.36%	3.45%
Noninterest margin (2)	1.40%	1.34%

(1)

Net Interest Margin – Non-GAAP measure of year-to-date tax equivalent net interest income divided by year-to-date average earning assets. Please see Item 7 for a reconciliation of non-GAAP measures to GAAP.

(2)

Noninterest Margin – Non-GAAP measure of noninterest expense (excluding the insurance receivable write-down, provision for bad debts and income taxes) less noninterest income (excluding securities gains and losses) divided by average year-to-date assets. Please see Item 7 for a reconciliation of non-GAAP measures to GAAP.

The return on average assets for the year ended December 31, 2018 was 1.29%, an increase from 1.14% for the year ended December 31, 2017. The return on average equity increased from 7.64% for the year ended December 31, 2017 to 8.65% for the year ended December 31, 2018.

The net interest margin decreased from 3.45% for the year ended December 31, 2017 to 3.36% for the year ended December 31, 2018. The net interest margin benefitted from Federal Reserve interest rate increases but reflected a decline in the taxable-equivalent yield of tax-advantaged loans and securities. The taxable-equivalent yield is based on the Company’s statutory tax rate, which fell from 35% in 2017 to 21% in 2018 when the Tax Cuts and Jobs Act became effective.

The noninterest margin increased from 1.34% to 1.40% over the same period, while basic net earnings per common share increased from $2.03 for the year ended December 31, 2017 to $2.32 for the year ended December 31, 2018.

Growth

NBI’s key growth indicators are shown in the following table:

$ in thousands	12/31/2018	12/31/2017
Securities	$426,230	$459,751
Loans, net of unearned income and deferred fees and costs, and the allowance for loan losses	702,409	660,144
Deposits	1,051,942	1,059,734
Total assets	1,256,032	1,256,757

Total assets decreased in 2018, as a result of a decrease in customer deposits. Customer deposits decreased $7,792 or 0.74% from December 31, 2017, with decreases mainly from maturing certificates of deposit. The liquidity provided by the maturation of securities supported growth in loans of $42,265 or 6.40%. Securities decreased by $33,521 or 7.29%.

Asset Quality

Key indicators of NBI’s asset quality are presented in the following table:

$ in thousands	12/31/2018	12/31/2017
Nonperforming loans(1)	$3,420	$2,769
Loans past due 90 days or more and accruing	35	51
Other real estate owned	2,052	2,817
Allowance for loan losses to loans(2)	1.04%	1.19%
Net charge-off ratio	0.07%	0.08%

(1)	Nonperforming loans include nonaccrual loans plus restructured loans in nonaccrual status. Accruing restructured loans are not included.
(2)	Loans are net of unearned income and deferred fees and costs.

The Company monitors asset quality indicators in managing credit risk and in determining the allowance and provision for loan losses. At December 31, 2018, nonperforming loans were $3,420 or 0.48% of loans net of unearned income and deferred fees and costs. This compares to $2,769 or 0.41% at December 31, 2017. Loans past due 90 days or more and still accruing at year-end 2018 totaled $35, a decrease from $51 at December 31, 2017. The net charge-off ratio decreased from 0.08% for the year ended December 31, 2017 to 0.07% for the year ended December 31, 2018, while other real estate owned decreased $765 for the same period.

The Company’s risk analysis determined an allowance for loan losses of $7,390 at December 31, 2018, resulting in a recovery for the year of $81. This compares with an allowance for loan losses of $7,925 as of December 31, 2017, and a provision of $157 for the year ended December 31, 2017. The ratio of the allowance for loan losses to loans decreased to 1.04%, from 1.19% at December 31, 2018. The methodology for determining the allowance for loan losses relies on historical charge-off trends, modified by trends in nonperforming loans and economic indicators. More information about the level and calculation methodology of the allowance for loan losses is provided in “Provision and Allowance for Loan Losses”, “Balance Sheet – Loans – Risk Elements,” “Balance Sheet – Loans – Troubled Debt Restructurings,” as well as Notes 1 and 5 to the financial statements.

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

Net Interest Income

Net interest income for the year ended December 31, 2018 was $38,177, an increase of $1,042, or 2.81%, when compared to the prior year. The net interest margin for 2018 was 3.36%, compared to 3.45% for 2017. Total interest income for the period ended December 31, 2018 was $43,224, an increase of $1,964 from the period ended December 31, 2017. Interest expense increased by $922 during the same time frame, from $4,125 for the year ended December 31, 2017 to $5,047 for the year ended December 31, 2018. The increase in interest expense came about in part because of deposit pricing increases required to remain competitive in a rising interest rate environment. The Company also engaged in short-term borrowings during 2018 to meet loan demand while anticipating maturity of securities and an increase in deposits that is typical during the fourth quarter. Please refer to the section titled “Analysis of Changes In Interest Income and Interest Expense” for further information related to rate and volume changes.

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

The Federal Reserve increased its target federal funds rate by 25 basis points in December 2017 and raised rates by 25 basis points again in March, June, September and December, 2018, ending the year at a target of 2.50%. The rate increases positively affected the yield on the Company’s interest-bearing deposits in other banks and taxable securities for 2018. The yield on interest-bearing deposits increased from 1.10% for 2017 to 1.84% for 2018 and the yield on taxable securities increased from 1.82% for 2017 to 2.07% for 2018. The rate increases also positively affected the yield on loans, but was offset by the decline in the Company’s tax rate. The Tax Cuts and Jobs Act became effective January 1, 2018 and decreased the Company’s tax rate from a marginal 35% to a flat 21%. The resulting decrease in the fully taxable equivalent value of income on tax-exempt loans exceeded the benefit of the rate increases.

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

Federal Reserve policies and market forces influence the Company’s net interest margin. Rates may increase or decrease in the future. The Company anticipates any rate increases will have a positive impact on the Company’s future net interest income. Management cannot predict the timing and level of interest rate movements.

Analysis of Net Interest Earnings

The following table shows the major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid, the average yield or rate on the daily average balance outstanding, net interest income and net yield on average interest-earning assets for the years indicated.

	December 31, 2018			December 31, 2017			December 31, 2016
$ in thousands	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net of unearned income and deferred fees and costs (1)(2)(3)(4)	$683,624	$31,739	4.64%	$653,756	$30,593	4.68%	$622,239	$29,993	4.82%
Taxable securities(5)	340,594	6,856	2.01%	313,255	5,711	1.82%	280,842	5,910	2.10%
Nontaxable securities (1)(5)	123,668	5,544	4.48%	131,762	7,462	5.66%	139,429	7,932	5.69%
Interest-bearing deposits	36,562	672	1.84%	71,603	791	1.10%	102,819	532	0.52%
Total interest-earning assets	$1,184,448	$44,811	3.78%	$1,170,376	$44,557	3.81%	$1,145,329	$44,367	3.87%
Interest-bearing liabilities:
Interest-bearing demand deposits	$606,766	$4,121	0.68%	$598,661	$3,344	0.56%	$567,971	$3,144	0.55%
Savings deposits	140,918	236	0.17%	140,997	244	0.17%	134,982	315	0.23%
Time deposits	105,674	526	0.50%	120,220	537	0.45%	140,490	707	0.50%
Borrowings	7,192	164	2.28%	---	---	---	---	---	---
Total interest-bearing liabilities	$860,550	$5,047	0.59%	$859,878	$4,125	0.48%	$843,443	$4,166	0.49%
Net interest income(1) and interest rate spread		$39,764	3.19%		$40,432	3.33%		$40,201	3.38%
Net yield on average interest-earning assets			3.36%			3.45%			3.51%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 21% in 2018 and 35% in 2017 and 2016.
(2)	Loan fees of $115 in 2018, $303 in 2017 and $360 in 2016 are included in total interest income.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes loans held for sale.
(5)	Daily averages are shown at amortized cost.

The following table reconciles net interest income on a fully-taxable equivalent basis to net interest income on a GAAP basis.

$ in thousands	December 31,
	2018	2017	2016
Net interest income, GAAP	$38,177	$37,135	$36,764
Taxable equivalent adjustment	1,587	3,297	3,437
Net interest income, fully taxable equivalent	$39,764	$40,432	$40,201

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

$ in thousands	2018 Over 2017			2017 Over 2016
	Changes Due To			Changes Due To
	Rates(2)	Volume(2)	Net Dollar Change	Rates(2)	Volume(2)	Net Dollar Change
Interest income: (1)
Loans	$(243)	$1,389	$1,146	$(891)	$1,491	$600
Taxable securities	623	522	1,145	(839)	640	(199)
Nontaxable securities	(1,482)	(436)	(1,918)	(36)	(434)	(470)
Interest-bearing deposits	377	(496)	(119)	460	(201)	259
Increase (decrease) in income on interest-earning assets	$(725)	$979	$254	$(1,306)	$1,496	$190
Interest expense:
Interest-bearing demand deposits	$731	$46	$777	$29	$171	$200
Savings deposits	(8)	---	(8)	(84)	13	(71)
Time deposits	58	(69)	(11)	(74)	(96)	(170)
Short-term borrowings	---	164	164	---	---	---
Increase (decrease) in expense of interest-bearing liabilities	$781	$141	$922	$(129)	$88	$(41)
Increase (decrease) in net interest income	$(1,506)	$838	$(668)	$(1,177)	$1,408	$231

(1)	Taxable equivalent basis using a Federal income tax rate of 21% in 2018 and 35% in 2017 and 2016.
(2)	Variances caused by the change in rate times the change in volume have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each.

Net interest income on a taxable-equivalent basis decreased $668 when 2018 is compared with 2017. Total interest income on a taxable equivalent basis increased $254 while total interest expense increased by $922. A decline in the yield of interest-earning assets and an increase in the yield on interest-bearing liabilities decreased net interest income by $1,506, offset by increases due to volume of $838.

The Federal Reserve increased rates by 25 basis points in December 2017 and four times in 2018. The rate increases had a direct and immediate effect on the Company’s interest-bearing deposits. Interest income on interest-bearing deposits increased $377 due to rates, but declined by $496 due to reduced volume, for a net decrease of $119 when 2018 is compared with 2017. Taxable securities also benefitted from the increased interest rate environment, as matured and called securities were invested at higher rates. Interest income on taxable securities increased $1,145 when 2018 is compared with 2017, the result of an increase of $522 due to volume along with an increase of $623 due to rates.

Taxable equivalent interest income on loans increased $1,146 when 2018 and 2017 are compared, due to robust growth in the loan portfolio. The average balance of loans increased from $653,756 in 2017 to $683,624 in 2018, increasing interest income by $1,389. Increase due to volume was offset slightly by a decrease of $243 due to yield. Taxable equivalent yields on tax-advantaged loans were negatively impacted by a decrease in the Company’s statutory tax rate from 35% in 2017 to 21% in 2018. If the 35% rate were applicable during 2018, yields would have shown an increase.

Taxable-equivalent interest on non-taxable securities declined $1,482 due to rates and $436 due to volume. The lower yields available upon reinvestment of called and matured securities negatively impacted income from securities during 2018.

Interest on time deposits declined $11 from 2017 to 2018, with a increase of $58 due to rates offset by a decline of $69 due to decreased volume. See “Net Interest Income” for additional information related to the decline in interest expense.

When 2017 is compared with 2016, taxable-equivalent net interest income increased by $231. Total interest income on a taxable equivalent basis increased $190 while total interest expense declined by $41. Declining yields impacted net interest income by $1,177, offset by increases due to volume of $1,408.

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

Interest Rate Sensitivity

The Company considers interest rate risk to be a significant risk and has systems in place to measure the exposure of net interest income and fair market values to movement in interest rates. Among the tools available to management is interest rate sensitivity analysis, which provides information related to repricing opportunities. Interest rate shock simulations indicate potential economic loss due to future interest rate changes. Shock analysis is a test that measures the effect of a hypothetical, immediate and parallel shift in interest rates. The following table shows the results of a rate shock and the effects on the return on average assets and the return on average equity projected at December 31, 2018 and 2017. For purposes of this analysis, noninterest income and expenses are assumed to be flat.

Rate Shift (bp)	Return on Average Assets		Return on Average Equity
	2018	2017	2018	2017
300	1.38%	1.37%	8.84%	9.13%
200	1.39%	1.40%	8.92%	9.28%
100	1.40%	1.42%	8.95%	9.42%
(-)100	1.32%	1.37%	8.46%	9.06%
(-)200	1.16%	1.23%	7.47%	8.17%
(-)300	1.12%	1.25%	7.32%	8.33%

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

Noninterest Income

$ in thousands	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Service charges on deposits	$2,678	$2,776	$2,458
Other service charges and fees	132	205	212
Credit card fees	1,431	1,205	981
Trust fees	1,565	1,530	1,346
Bank-owned life insurance income	901	758	597
Other income	1,005	1,148	1,289
Realized securities gains	17	14	232
Total noninterest income	$7,729	$7,636	$7,115

Service charges on deposit accounts totaled $2,678 for the year ended December 31, 2018. This is a decrease of $98, or 3.53%, from $2,776 for the year ended December 31, 2017. Service charges on deposit accounts increased $318, or 12.94%, from 2016 to 2017. This income category is affected by the number of deposit accounts, the level of service charges and the number of checking account overdrafts. The 2018 decrease was driven by a decrease in fees from a lower volume of customer non-sufficient funds and overdraft activity. The 2017 increase resulted primarily from an increase of $325 in non-sufficient funds and overdraft fees due to implementation of a new overdraft privilege program during the second half of 2016.

Other service charges and fees include charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees from letters of credit and income from commissions on the sale of credit life, accident and health insurance. These fees were $132 for the year ended December 31, 2018, a decrease of $73, or 35.61%, from the $205 for 2017. The decline resulted from service charges on letters of credit and check charges. The total for the year ended December 31, 2017 was $7 below the $212 posted for the year ended December 31, 2016.

Credit card fees for the year ended December 31, 2018, were $226 above the $1,205 reported for the year ended December 31, 2017. From 2016 to 2017, credit card fees increased $224, or 22.83%. Credit card fees are presented net of certain processing expenses and are dependent on the volume of transactions.

Trust fees at $1,565 increased by $35 or 2.29% when the years ended December 31, 2018 and 2017 are compared. For the year ended December 31, 2017 trust fees were $1,530, an increase of $184, or 13.67%, from 2016. Trust fees are generated from a number of different types of accounts, including estates, personal trusts, employee benefit trusts, investment management accounts, attorney-in-fact accounts and guardianships. Trust income varies depending on the number and type of accounts under management and financial market conditions. The mix of account types affected the level of trust fees in 2017 and 2018.

Noninterest income from bank-owned life insurance (BOLI) increased, from $758 for the year ended December 31, 2017 to $901 for 2018. The Company purchased an additional $10 million in BOLI in June 2017. BOLI income for the year ended December 31, 2016 was $597. Income from bank-owned life insurance was affected by the performance of the variable rate policies, which has not varied significantly.

Other income is income from smaller balance accounts that cannot be classified in another category. Some examples include gains on mortgage loans sold, net gains from the sale of fixed assets and revenue from investment and insurance sales. Other income for 2018 was $1,005, a decrease of $143, or 12.46%, when compared with $1,148 for the year ended December 31, 2017. In December 2017, the Company realized a gain on the sale of its Marion branch office of $134. When 2017 is compared with 2016, the gain on the sale of fixed assets was offset by a decline of $69 from the sale of mortgage loans due to lower volume, and a decline of $230 due to a one-time vendor signing incentive received in 2016, resulting in a net decrease of $141 from 2016.

During 2018, the $17 realized securities gain stemmed from the call of one security with a gain of $1 and the sale of another security for a gain of $16. During 2017, the Company sold a small investment in community bank stock that resulted in a gain of $4 while all other net realized gains resulted from calls of securities. During 2016, all realized securities gains resulted from calls of securities.

Noninterest Expense

$ in thousands	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Salaries and employee benefits	$14,506	$13,670	$12,684
Occupancy, furniture and fixtures	1,845	1,820	1,849
Data processing and ATM	2,784	2,280	2,151
FDIC assessment	359	364	476
Intangibles amortization	50	68	257
Net costs of other real estate owned	553	205	472
Franchise taxes	1,278	1,315	1,296
Write-down of insurance receivable	2,010	---	347
Other operating expenses	3,891	4,507	3,803
Total noninterest expense	$27,276	$24,229	$23,335

Salary and benefits expense increased $836, or 6.12%, from $13,670 for the year ended December 31, 2017 to $14,506 for 2018. Employee salaries decreased $135 or 1.35%, from $9,968 for 2017 to $9,833 for 2018 due to normal staffing and compensation decisions. Fringe benefits increased $467, or 24.89%, from $1,874 for the year ended December 31, 2017 to $2,341 for 2018. In 2017, fringe benefits expense was reduced by a one-time $175,000 refund, while in 2018 the expense increased $240 for reserve requirements based on claims history. Other salary expenses include expenses for contributions to the employee stock ownership program, pension, salary continuation and incentives. Other salary expense increased $231, or 15.66%, from $1,476 for the year ended December 31, 2017 to $1,707 for 2018 as the result of increased contributions and expenses related to the employee stock ownership plan and the pension plan. Also impacting salary expense was an increase of $170 for deferred costs associated with loan production.

When 2017 is compared with 2016, salary and benefits expense increased $986, or 7.77%, from $12,684 for the year ended December 31, 2016 to $13,670 for 2017. Employee salaries increased $256 or 2.63% which was the result of normal staffing and compensation decisions. Expense associated with the health insurance reserve increased $419. The Company participates in a “self-funded” insurance plan and reserves amounts based on employee health insurance usage and calculated projections. In 2016, the Company benefitted from refunds due to a change in the calculation of the required minimum reserve and from positive claims history. The Company began in 2017, a new incentive compensation program for senior employees, which contributed $280 to the increase. The increases were offset by a $101 decrease in salary expense related to deferred costs associated with loan production.

Occupancy, furniture and fixtures expense was $1,845 for the year ended December 31, 2018, an increase of $25, or 1.37%, from the prior year. When 2017 is compared with 2016, the expense decreased $29 or 1.57% due to higher expenditures on security equipment and building maintenance in 2016.

Data processing and ATM expense was $2,784 in 2018, $2,280 in 2017 and $2,151 in 2016. The increase of $504 or 22.11% from 2017 to 2018 and $129 or 6.00% from 2016 to 2017 was due to increased maintenance expense associated with infrastructure upgrades. The Company is committed to maintaining up-to-date technology in a cost-effective manner.

When the years ended December 31, 2018 and December 31, 2017 are compared, the Federal Deposit Insurance Corporation assessment expense decreased $5 or 1.37%. The total expense for 2018 was $359, which compares with $364 for 2017. The FDIC assessment is accrued based on a method provided by the FDIC. The FDIC’s Deposit Insurance Fund reserve ratio reached a target threshold during the second quarter of 2016, resulting in lower FDIC insurance expense for many federally insured institutions. The FDIC assessment expense for the year ended December 31, 2017 decreased $112 from $476 for 2016.

The expense for intangibles amortization is related to acquisitions. There were no acquisitions in the last year, and the expense for 2018 decreased from 2017 by $18 or 26.47%. The expense for intangibles amortization decreased $189 from 2016 to 2017. The decrease in core deposit intangibles amortization from 2016 to 2017 and from 2017 to 2018 is due to certain core deposit intangibles becoming fully amortized. As of December 31, 2018, all core deposits are fully amortized.

Net costs of other real estate owned increased from $205 for the period ended December 31, 2017 to $553 for the year ended December 31, 2018. From 2016 to 2017, net costs of other real estate owned decreased $267 from $472. This expense category varies with the number of foreclosed properties owned by NBB and with the expense associated with each. It includes write-downs on other real estate owned plus other costs associated with carrying these properties, as well as net gains or losses on the sale of other real estate. In 2018, write-downs on other real estate were $476. This compares with $113 in 2017 and $268 in 2016. Other real estate is initially accounted for at fair value less estimated costs to sell using current valuations, which include appraisals, real estate evaluations and realtor market opinions. If new valuation information indicates a decline from the initial basis, the Company records a write-down. Other costs for these properties in 2018 were $64, compared with $80 in 2017 and $118 in 2016. The Company recorded a loss of $13 on the sale of OREO in 2018, a loss of $12 for 2017 and a loss of $86 for 2016. The Company’s market area is showing positive economic signs, and the national economy appears to show mixed economic signals. We anticipate that there may be additional foreclosures in the future. The Company currently has loans of $140 in process of foreclosure.

Franchise taxes are based upon NBB’s total equity at the prior year-end, adjusted for real estate taxes and certain other items. Franchise taxes were $1,278 for the period ended December 31, 2018 and $1,315 for 2017, a decrease of $37 or 2.81% due to a refinement in the accrual. Franchise tax expense increased $19 in 2017 from $1,296 in 2016.

The write-down of insurance receivables totaled $2,010 for the year ended December 31, 2018. The Company recognized a previous write-down in 2016 for $347. The write-downs are associated with the two cybersecurity breaches. Please see additional information under the heading Cybersecurity Risks and Incidents.

The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs and charitable donations. For the year ended December 31, 2018, other operating expenses were $3,891. This compares with $4,507 for 2017 and $3,803 for 2016. The $616 decrease from 2017 to 2018 was due to a loss of $189 resulting from a wire fraud in 2017 and a decrease in expenses associated with consulting services related to the cybersecurity breaches and the non-servicing component of pension expense. The $704 increase from 2016 to 2017 was due to the loss of $189 resulting from a wire fraud and an increase in expenses associated with the overdraft program, legal fees, and audit and consulting services.

Cybersecurity Risks and Incidents

The Company treats cybersecurity risk seriously. The Company has a program to identify, mitigate and manage its cybersecurity risks.  The program includes penetration testing and vulnerability assessment, technological defenses such as antivirus software, patch management, firewall management, email and web protections, an intrusion prevention system, a cybersecurity insurance policy which covers some but not all losses arising from cybersecurity breaches, as well as ongoing employee training.  The costs of these measures were $224 for the twelve months ended December 31, 2018 and $153 for the twelve months ended December 31, 2017. These costs are included in various categories of noninterest expense.

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

The Company retained a nationally recognized firm to investigate and remediate the May 2016 intrusion and a separate nationally recognized firm to investigate and remediate the January 2017 intrusion. The Company adopted and implemented all of the recommendations provided through the investigations.

The financial impact of the attacks include the amount of the theft, as well as costs of investigation and remediation. The theft of funds totaled $570 in the May 2016 attack and $1,838 in the January 2017 attack. The Company recognized an estimated loss of $347 in 2016, and $2,010 in 2018 currently recognizes an insurance receivable in other assets of $50.  The insurance carrier offered a settlement of $50 in 2018 and the Company filed suit to recover additional amounts.  Litigation procedures were in process as of December 31, 2108.   Costs for investigation, remediation, and legal consultation totaled $224 in 2018, $407 in 2017 and $46 in 2016.  The Company’s litigation against the insurance carrier was settled during the first quarter of 2019, subject to a non-disclosure agreement.  As of December 31, 2018, the Company has appropriately accounted for the breaches. There has been no litigation against the Company to date associated with the breaches.

We have deployed a multi-faceted approach to limit the risk and impact of unauthorized access to customer accounts and to information relevant to customer accounts. We use digital technology safeguards, internal policies and procedures, and employee training to reduce the exposure of our systems to cyber-intrusions. However, it is not possible to fully eliminate exposure. The potential for financial and reputational losses due to cyber-breaches is increased by the possibility of human error, unknown system susceptibilities, and the rising sophistication of cyber-criminals to attack systems, disable safeguards and gain access to accounts and related information.  The Company maintains insurance which provides a degree of coverage depending on the nature and circumstances of any cyber penetration but cannot be relied upon to reimburse fully the Company for all losses that may arise. The Company has adopted new protections and invested additional resources to increase its security.

Income Taxes

Income tax expense for 2018 was $2,560 compared to $6,293 in 2017 and $3,952 in 2016. During 2018, the Company’s statutory tax rate was 21%; during 2017 and 2016, the Company’s marginal tax rate was 35%. The decrease in the tax rate was due to the enactment on December 22, 2017 of the Tax Cuts and Jobs Act, which became effective January 1, 2018.

The Company’s effective tax rates for 2018, 2017 and 2016 were 13.68%, 30.87% and 20.92%, respectively. The expected income tax expense based on the Company’s statutory tax rate differs from the actual income tax expense due to tax exempt income on municipal securities and loans, and in 2017, the re-valuation of deferred tax assets from 35% to 21%. Generally accepted accounting principles in the United States (“GAAP”) require deferred tax assets to be valued at the tax rate at which the Company expects to realize them. As a result of the change in the Company’s tax rate, the Company recognized a revaluation adjustment of $1.56 million in 2017, with a corresponding charge to income tax expense. See Note 9 of the Notes to Consolidated Financial Statements for information relating to income taxes.

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

Provision and Allowance for Loan Losses

The Company’s risk analysis at December 31, 2018 determined an allowance for loan losses of $7,390 or 1.04% of loans net of unearned income and deferred fees and costs, a decrease from $7,925 or 1.19% at December 31, 2017. The determination of the appropriate level for the allowance for loan losses resulted in a recovery of $81 for the twelve months ended December 30, 2018, compared with a provision for the twelve month period ended December 31, 2017 of $157. The recovery for the three-month periods ended December 31, 2018 and December 31, 2017 totaled $174 and $567, respectively. To determine the appropriate level of the allowance for loan losses, the Company considers credit risk for certain loans designated as impaired and for non-impaired (“collectively evaluated”) loans.

Individually evaluated impaired loans totaled $6,820 on a gross basis and as well as net of unearned income and deferred fees and costs, with specific allocations to the allowance for loan losses totaling $139 at December 31, 2018. Individually evaluated impaired loans at December 31, 2017 were $11,924 on a gross basis and $11,919 net of unearned income and deferred fees and costs, with specific allocations to the allowance for loan losses of $177. The specific allocation is determined based on criteria particular to each impaired loan.

Collectively evaluated loans totaled $703,577 on a gross basis and $702,979 net of unearned income and deferred fees and costs, with an allowance of $7,251 or 1.03% at December 31, 2018. At December 31, 2017, collectively evaluated loans totaled $656,758 on a gross basis and $656,150 net of unearned income and deferred fees and costs, with an allowance of $7,748 or 1.18%.

For collectively evaluated loans, the Company applies to each loan class a historical net charge-off rate, adjusted for qualitative factors that influence credit risk. Qualitative factors evaluated for impact to credit risk include economic measures, asset quality indicators, loan characteristics, and internal Bank policies and management.

Net charge-off rates for each class are averaged over 8 quarters (2 years) to determine the historical net charge off rate applied to each class of collectively evaluated loans. Net charge-offs for the twelve months ended December 31, 2018 were $454 or 0.07% of average loans, an improvement from $532 or 0.08% for the twelve months ended December 30, 2017. The 8-quarter average historical loss rate applied to the calculation was 0.07% for December 30, 2018 and 0.17% for December 31, 2017. Increases in the net charge-off rate increase the required allowance for collectively-evaluated loans, while decreases in the net charge-off rate decrease the required allowance for collectively-evaluated loans.

Economic factors influence credit risk and impact the allowance for loan loss. The Company considers economic indicators within its market area, including: unemployment, personal bankruptcy filings, business bankruptcy filings, the interest rate environment, residential vacancy rates, housing inventory for sale, and the competitive environment. Lower unemployment lowers credit risk and the allowance for loan losses, while higher unemployment increases credit risk. Higher bankruptcy filings indicate heightened credit risk and increase the allowance for loan losses, while lower bankruptcy filings have a beneficial impact on credit risk. The interest rate environment impacts variable rate loans. As interest rates increase, the payment on variable rate loans increases, which may increase credit risk. However the effect of gradual, measured interest rate changes does not affect credit risk as much as a volatile interest rate environment. Residential vacancy rates and housing inventory for sale impact the Company’s residential construction customers and the consumer real estate market. Higher levels increase credit risk. Higher competition for loans increases credit risk, while lower competition decreases credit risk.

Within the Company’s market area, the unemployment, business bankruptcies, the inventory of homes, and the residential vacancy rate improved from December 31, 2017. Personal bankruptcies and the competitive, legal and regulatory environments remained at similar levels to December 31, 2017. Interest rates increased from December 31, 2017. The Federal Reserve’s rate increases have been gradual and measured and have not resulted in volatility. The Bank’s adjustable rate loans appear to have absorbed the increases without negative impact, as evidenced by improving trends in charge-offs and asset quality since 2016. Because the gradual increases have not resulted in negative impact, no additional allocation was made for the rate increases during the second half of 2018.

The Company considers other factors that impact credit risk, including the risk from changes in the legal and regulatory environments, changes to lending policies and loan review, and changes in management’s experience. Each of the factors remained at similar levels to December 31, 2017. Management examined the allocation to the allowance for the risk from changes in the loan review system. The allocation was a legacy from changes made in years prior to 2015. Management deemed that the risk from changes prior to 2015 would now be reflected in the historical loss rates and removed the allocation.

Asset quality indicators affect the level of the allowance for loan losses. Accruing loans past due 30-89 days were 0.23% of total loans, net of unearned income and deferred fees and costs at December 30, 2018, a decrease from 0.34% at December 31, 2017. Accruing loans past due 90 days or more were 0.00% of total loans, net of unearned income and deferred fees and costs at December 30, 2018, a decrease from 0.01% at December 31, 2017. Nonaccrual loans at December 31, 2018 were 0.48% of total loans, net of unearned income and deferred fees and costs, an increase from 0.41% at December 31, 2017. Decreases in past due and nonaccrual loans reduce the required level of the allowance for loan losses, while increases in past due and nonaccrual loans increase the required level of the allowance for loan losses.

Levels of high risk loans are considered in the determination of the level of the allowance for loan loss. High risk loans are defined by the Company as loans secured by junior liens, interest-only loans and loans with a high loan-to-value ratio. A decrease in the level of high risk loans within a class decreases the required allocation for the loan class, and an increase in the level of high risk loans within a class increases the required allocation for the loan class. Total high risk loans rose $1,337 or 0.86% from the level at December 31, 2017, resulting in an increased allocation.

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

Collectively evaluated loans rated “special mention” were $1,455 at December 31, 2018 and $3,361 at December 31, 2017. Collectively evaluated loans rated classified were $735 at December 31, 2018 and $1,691 at December 31, 2017. The improvements in levels of criticized assets resulted in lower allocations.

The calculation of the appropriate level for the allowance for loan losses incorporates analysis of multiple factors and requires management’s prudent and informed judgment. The ratio of the allowance for loan losses to total loans, net of unearned income and deferred fees and costs at December 31, 2018 is 1.04%, a decrease from 1.19% at December 31, 2017. The ratio of the allowance for collectively-evaluated loan losses to collectively-evaluated loans, net of unearned income and deferred fees and costs was 1.03%, compared with 1.18% at December 31, 2017. Improvements from December 31, 2017 in the charge-off rate, unemployment, business bankruptcy rate, the inventory of homes, residential vacancy, and criticized loans decreased the required level of the allowance for loan losses, slightly offset by worsening in the level of nonaccrual loans and the impact of the interest rate environment. Based on analysis of historical indicators, asset quality and economic factors, management believes the level of allowance for loan losses is reasonable for the credit risk in the loan portfolio.

Quarterly Results of Operations

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2018, 2017 and 2016:

$ in thousands	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Income Statement Data:
Interest income	$10,484	$10,726	$10,945	$11,069
Interest expense	1,081	1,145	1,245	1,576
Net interest income	9,403	9,581	9,700	9,493
Provision for (recovery of) loan losses	(472)	342	223	(174)
Noninterest income	2,023	1,868	1,914	1,924
Noninterest expense	8,164	6,424	6,463	6,225
Income taxes	438	642	677	803
Net income	$3,296	$4,041	$4,251	$4,563
Per Share Data:
Basic net income per common share	$0.47	$0.58	$0.61	$0.66
Fully diluted net income per common share	0.47	0.58	0.61	0.66
Cash dividends per common share	---	0.58	---	0.63
Book value per common share	26.67	26.71	27.04	27.34

$ in thousands	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Income Statement Data:
Interest income	$10,238	$10,295	$10,301	$10,426
Interest expense	1,028	1,048	1,021	1,028
Net interest income	9,210	9,247	9,280	9,398
Provision for (recovery of) loan losses	59	464	201	(567)
Noninterest income	1,850	1,731	1,884	2,171
Noninterest expense	6,283	5,974	6,031	5,941
Income taxes	1,069	970	1,147	3,107
Net income	$3,649	$3,570	$3,785	$3,088
Per Share Data:
Basic net income per common share	$0.52	$0.51	$0.54	$0.46
Fully diluted net income per common share	0.52	0.51	0.54	0.46
Cash dividends per common share	---	0.56	---	0.61
Book value per common share	26.30	26.49	26.97	26.57

$ in thousands	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Income Statement Data:
Interest income	$10,484	$10,292	$10,157	$9,997
Interest expense	1,068	1,063	1,019	1,016
Net interest income	9,416	9,229	9,138	8,981
Provision for loan losses	203	654	291	502
Noninterest income	1,678	1,908	1,769	1,760
Noninterest expense	6,021	5,528	5,908	5,878
Income taxes	1,091	1,090	880	891
Net income	$3,779	$3,865	$3,828	$3,470
Per Share Data:
Basic net income per common share	$0.54	$0.56	$0.55	$0.51
Fully diluted net income per common share	0.54	0.56	0.55	0.51
Cash dividends per common share	---	0.55	---	0.61
Book value per common share	25.76	25.86	26.47	25.62

Balance Sheet

On December 31, 2018, the Company had total assets of $1,256,032, a decrease of $725 or 0.06%, over total assets of $1,256,757 on December 31, 2017. Total assets at December 31, 2017 were up by $22,815, or 1.85%, over the total at December 31, 2016.

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

A.	Types of Loans

$ in thousands	December 31,
	2018	2017	2016	2015	2014
Real estate construction	$37,845	$34,694	$36,345	$48,251	$45,562
Consumer real estate	175,456	166,965	157,718	143,504	147,039
Commercial real estate	353,546	340,414	336,457	309,378	310,762
Commercial non real estate	46,535	40,518	39,204	37,571	33,413
Public sector and IDA	60,777	51,443	45,474	51,335	41,361
Consumer non real estate	36,238	34,648	33,528	29,845	28,182
Total loans	$710,397	$668,682	$648,546	$619,884	$606,319
Less unearned income and deferred fees	(598)	(613)	(794)	(876)	(853)
Total loans, net of unearned income and deferred fees and costs	$709,799	$668,069	$647,752	$619,008	$605,466
Less allowance for loans losses	(7,390)	(7,925)	(8,300)	(8,297)	(8,263)
Total loans, net	$702,409	$660,144	$639,452	$610,711	$597,203

B.	Maturities and Interest Rate Sensitivities

The following table presents maturities and interest rate sensitivities for commercial non real estate, commercial real estate and real estate construction loans.

$ in thousands	December 31, 2018
	< 1 Year	1 – 5 Years	After 5 Years	Total
Commercial non real estate	$33,948	$11,964	$623	$46,535
Commercial real estate	74,858	225,268	53,420	353,546
Real estate construction	19,111	17,612	1,122	37,845
Total	127,917	254,844	55,165	437,926
Less loans with predetermined interest rates	(24,993)	(25,881)	(11,528)	(62,402)
Loans with adjustable rates	$102,924	$228,963	$43,637	$375,524

Risk Elements

The following table presents aggregate amounts for nonaccrual loans, restructured loans in nonaccrual, other real estate owned net, and accruing loans which are contractually past due ninety days or more as to interest or principal payments, and accruing restructured loans.

$ in thousands	December 31,
	2018		2017		2016		2015		2014
Nonaccrual loans
Real estate construction	$	---	$	---	$	---	$	---	$	---
Consumer real estate		119		6		256		14		164
Commercial real estate		192		---		698		1,146		3,087
Commercial non real estate		---		---		217		883		748
Public sector and IDA		---		---		---		---		---
Consumer non real estate		---		---		---		---		---
Total nonaccrual loans		$311		$6		$1,168		$2,043		$3,999
Restructured loans (TDR Loans) in nonaccrual
Real estate construction	$	---	$	---		$270		$718	$	---
Consumer real estate		610		145		---		---		---
Commercial real estate		2,494		2,602		4,390		3,921		5,288
Commercial non real estate		5		15		24		---		---
Public sector and IDA		---		---		---		---		---
Consumer non real estate		---		1		3		---		---
Total restructured loans in nonaccrual		$3,109		$2,763		$4,687		$4,639		$5,288
Total nonperforming loans		$3,420		$2,769		$5,855		$6,682		$9,287
Other real estate owned, net		2,052		2,817		3,156		4,165		4,744
Total nonperforming assets		$5,472		$5,586		$9,011		$10,847		$14,031
Accruing loans past due 90 days or more
Real estate construction	$	---	$	---	$	---	$	---	$	---
Consumer real estate		---		11		42		145		82
Commercial real estate		---		---		---		---		102
Commercial non real estate		2		---		---		---		---
Public sector and IDA		---		---		---		---		---
Consumer non real estate		33		40		21		11		23
Total accruing loans past due 90 days or more		$35		$51		$63		$156		$207

(continued)

Accruing restructured loans
Real estate construction	$	---	$	---	$	---	$	---	$	---
Consumer real estate		417		947		877		962		819
Commercial real estate		1,112		2,948		2,892		7,645		5,192
Commercial non real estate		1,010		1,214		---		207		29
Public sector and IDA		---		---		---		---		---
Consumer non real estate		13		25		---		---		---
Total accruing restructured loans		$2,552		$5,134		$3,769		$8,814		$6,040

Loan loss and other indicators related to asset quality are presented in the Loan Loss Data table.

Loan Loss Data Table

$ in thousands	2018	2017	2016
Provision for (recovery of) loan losses	$(81)	$157	$1,650
Net charge-offs to average net loans	0.07%	0.08%	0.26%
Allowance for loan losses to loans, net of unearned income and deferred fees	1.04%	1.19%	1.28%
Allowance for loan losses to nonperforming loans	216.08%	286.20%	141.76%
Allowance for loan losses to nonperforming assets	135.05%	141.87%	92.11%
Nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.77%	0.83%	1.38%
Nonaccrual loans	$311	$6	$1,168
Restructured loans in nonaccrual status	3,109	2,763	4,687
Other real estate owned, net	2,052	2,817	3,156
Total nonperforming assets	$5,472	$5,586	$9,011
Accruing loans past due 90 days or more	$35	$51	$63

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

Total impaired loans at December 31, 2018 were $6,820, of which $3,420 were in nonaccrual status. Impaired loans at December 31, 2017 and 2016 were $11,924 and $9,173, of which $2,763 and $5,404 were in nonaccrual status, respectively.

The ratio of the allowance for loan losses to total nonperforming loans decreased from 286.20% in 2017 to 216.08% in 2018. The Company believes the allowance for loan losses is adequate for the credit risk inherent in the loan portfolio.

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

The Company codes modifications to assist in identifying troubled debt restructurings. The majority of modifications were granted for competitive reasons and did not constitute troubled debt restructurings. A description of modifications that did not result in troubled debt restructurings follows:

Modifications Made During the 12 Months Ended December 31, 2018 to Borrowers Not Experiencing Financial Difficulty
Modification	Number of Loans Modified	Total Amount Modified
Rate reductions for competitive purposes	18	$8,384
Payment extensions for less than 3 months	61	646
Maturity date extensions of more than 3 months and up to 6 months	134	22,663
Maturity date extensions of more than 6 months and up to 12 months	308	11,777
Maturity date extensions of more than 12 months	17	2,304
Advances on non-revolving loans or recapitalization	8	2,076
Change in amortization term or method	11	1,542
Change or release of collateral	43	783
Renewal of expired Home Equity Line of Credit loans to additional 10 years	20	300
Renewal of single-payment notes	138	2,862
Total modifications that do not constitute TDRs	758	$53,337

Modifications Made During the 12 Months Ended December 31, 2017 to Borrowers Not Experiencing Financial Difficulty
Modification	Number of Loans Modified	Total Amount Modified
Rate reductions for competitive purposes	29	$11,783
Payment extensions for less than 3 months	126	2,693
Maturity date extensions of more than 3 months and up to 6 months	182	29,253
Maturity date extensions of more than 6 months and up to 12 months	316	14,675
Maturity date extensions of more than 12 months	7	3,474
Advances on non-revolving loans or recapitalization	12	4,603
Change in amortization term or method	42	4,884
Renewal of expired Home Equity Line of Credit loans to additional 10 years	19	448
Renewal of single-payment notes	240	5,044
Total modifications that do not constitute TDRs	973	$76,857

Modifications Made During the 12 Months Ended December 31, 2016 to Borrowers Not Experiencing Financial Difficulty
Modification	Number of Loans Modified	Total Amount Modified
Rate reductions for competitive purposes	73	$34,080
Payment extensions for less than 3 months	142	2,475
Maturity date extensions of more than 3 months and up to 6 months	219	20,781
Maturity date extensions of more than 6 months and up to 12 months	274	13,277
Maturity date extensions of more than 12 months	17	3,073
Advances on non-revolving loans or recapitalization	2	177
Change in amortization term or method	26	2,292
Renewal of expired Home Equity Line of Credit loans to additional 10 years	19	678
Renewal of single-payment notes	244	4,722
Total modifications that do not constitute TDRs	1,016	$81,555

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

The Company has restructured loan terms for certain qualified financially distressed borrowers who have agreed to work in good faith and have demonstrated the ability to make the restructured payments in order to avoid a foreclosure. TDR loans are individually evaluated for impairment for purposes of determining the allowance for loan losses. TDR loans with at least six months of timely repayment history may accrue interest. TDR loans that do not have six months of timely repayment performance are maintained on nonaccrual until the borrower demonstrates sustained repayment history under the restructured terms and continued repayment is not in doubt. TDR loans may be removed from TDR status, and placed in the appropriate collectively-evaluated pool, if the restructuring agreement specified a market interest rate at the time of restructuring and the loan is in compliance with modified terms for a period of at least one year after the restructuring was executed.

The Company’s TDRs amounted to $5,661 as of December 31, 2018 and $7,897 as of December 31, 2017. Accruing TDR loans amounted to $2,552 at December 31, 2018 compared to $5,134 at December 31, 2017.

Restructuring generally results in loans with lower payments or an extended maturity beyond that originally required, and are expected to have a lower risk of loss due to nonperformance than loans classified as nonperforming. In 2018, the Company modified loans in troubled debt restructurings that, directly prior to restructuring, totaled $4,212 and that have total principal balances of $3,800 as of December 31, 2018. None of the Company’s restructured loans defaulted during the twelve months ended December 31, 2018. The Company defines default as a delay in one payment of more than 90 days or foreclosure after the date of restructuring. All of the restructured loans that defaulted had been modified more than twelve months prior to default.

In 2017, the Company modified loans in troubled debt restructurings that, directly prior to restructuring, totaled $1,387 and that had total principal balances of $1,369 as of December 31, 2017. All of the restructured loans that defaulted in 2017 had been modified more than twelve months prior to default. Please refer to Note 5 for information on the effect of default on the allowance for loan losses.

The following tables present the delinquency status of TDR loans.

$ in thousands	TDR Delinquency Status as of December 31, 2018
			Accruing
	Total TDR Loans		Current		30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$	---	$	---	$	---	$	---	$	---
Consumer real estate		1,027		417		---		---		610
Commercial real estate		3,606		1,112		---		---		2,494
Commercial non real estate		1,015		1,010		---		---		5
Public sector and IDA		---		---		---		---		---
Consumer non real estate		13		9		4		---		---
Total TDR Loans		$5,661		$2,548		$4	$	---		$3,109

$ in thousands	TDR Delinquency Status as of December 31, 2017
			Accruing
	Total TDR Loans		Current		30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$	---	$	---	$	---	$	---	$	---
Consumer real estate		1,092		773		174		---		145
Commercial real estate		5,550		2,948		---		---		2,602
Commercial non real estate		1,229		1,214		---		---		15
Public sector and IDA		---		---		---		---		---
Consumer non real estate		26		25		---		---		1
Total TDR Loans		$7,897		$4,960		$174	$	---		$2,763

$ in thousands	TDR Delinquency Status as of December 31, 2016
		Accruing
	Total TDR Loans	Current		30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$270	$	---	$	---	$	---	$270
Consumer real estate	877		717		160		---	---
Commercial real estate	7,282		2,892		---		---	4,390
Commercial non real estate	24		---		---		---	24
Public sector and IDA	---		---		---		---	---
Consumer non real estate	3		---		---		---	3
Total TDR Loans	$8,456		$3,609		$160	$	---	$4,687

Summary of Loan Loss Experience

A.	Analysis of the Allowance for Loan Losses

The following tabulation shows average loan balances at the end of each period; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category; and additions to the allowance which have been charged to operating expense:

$ in thousands	December 31,
	2018	2017	2016	2015	2014
Average loans, net of unearned income and deferred fees and costs	$683,310	$653,364	$621,654	$619,745	$592,944
Allowance for loan losses at beginning of year	7,925	8,300	8,297	8,263	8,227
Charge-offs:
Real estate construction	---	---	29	---	2
Consumer real estate	38	146	133	205	222
Commercial real estate	---	139	488	1,114	1,201
Commercial non real estate	107	82	883	490	89
Public Sector and IDA	---	---	---	---	---
Consumer non real estate	544	452	273	311	346
Total loans charged off	689	819	1,806	2,120	1,860
Recoveries:
Real estate construction	---	---	---	---	---
Consumer real estate	3	1	2	2	---
Commercial real estate	49	131	83	49	50
Commercial non real estate	22	23	10	1	132
Public Sector and IDA	---	---	---	---	---
Consumer non real estate	161	132	64	93	73
Total recoveries	235	287	159	145	255
Net loans charged off	454	532	1,647	1,975	1,605
Provision for (recovery of) loan losses	(81)	157	1,650	2,009	1,641
Allowance for loan losses at end of year	$7,390	$7,925	$8,300	$8,297	$8,263
Net charge-offs to average loans net of unearned income and deferred fees and costs	0.07%	0.08%	0.26%	0.32%	0.27%

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

B.	Allocation of the Allowance for Loan Losses

The allowance for loan losses has been allocated according to the amount deemed necessary to provide for anticipated losses within the categories of loans for the years indicated as follows:

$ in thousands	December 31,
	2018		2017		2016		2015		2014
	Allowance Amount	Percent of Loans in Each Category to Total Loans(1)	Allowance Amount	Percent of Loans in Each Category to Total Loans(1)	Allowance Amount	Percent of Loans in Each Category to Total Loans(1)	Allowance Amount	Percent of Loans in Each Category to Total Loans(1)	Allowance Amount	Percent of Loans in Each Category to Total Loans(1)
Real estate construction	$398	5.33%	$337	5.19%	$438	5.60%	$576	7.78%	$612	7.52%
Consumer real estate	2,049	24.70%	2,027	24.97%	1,830	24.32%	1,866	23.15%	1,662	24.25%
Commercial real estate	2,798	49.77%	3,044	50.91%	3,738	51.88%	4,109	49.92%	3,537	51.25%
Commercial non real estate	602	6.55%	1,072	6.06%	1,063	6.02%	655	6.06%	1,475	5.51%
Public sector and IDA	583	8.55%	419	7.69%	330	7.01%	436	8.28%	327	6.82%
Consumer non real estate	750	5.10%	707	5.18%	644	5.17%	627	4.81%	602	4.65%
Unallocated	210		319		257		28		48
	$7,390	100.00%	$7,925	100.00%	$8,300	100.00%	$8,297	100.00%	$8,263	100.00%

(1)	Loans are presented on a gross basis.

An analysis of the allowance for loan losses by impairment basis follows:

$ in thousands	December 31,
	2018	2017	2016
Impaired loans(1)	$6,820	$11,924	$9,173
Allowance related to impaired loans(1)	139	177	26
Allowance to impaired loans(1)	2.04%	1.48%	0.27%

Non-impaired loans(1)	703,577	656,758	639,373
Allowance related to non-impaired loans(1)	7,251	7,748	8,274
Allowance to non-impaired loans(1)	1.03%	1.18%	1.30%

Total gross loans	710,397	668,682	648,546
Less: unearned income and deferred fees and costs	(598)	(613)	(794)
Loans, net of unearned income and deferred fees and costs	709,799	668,069	647,752
Allowance for loan losses, total	7,390	7,925	8,300
Allowance as a percentage of loans, net of unearned income and deferred fees and costs	1.04%	1.19%	1.28%

(1)	Loans are presented on a gross basis.

Individually-evaluated impaired loans are valued using the appraised value of the underlying collateral or the present value of cash flows for each loan. Valuation procedures for impaired loans resulted in a required reserve for impaired loans of $139 at December 31, 2018, $177 at December 31, 2017 and $26 at December 31, 2016. The amount of the individual impaired loan balance that exceeds the fair value is accrued in the allowance for loan losses.

Management’s analysis of the loan portfolio and pertinent economic conditions resulted in a determination of the allowance for loan losses for collectively-evaluated loans of $7,251 or 1.03% of such loans at December 31, 2018, $7,748 or 1.18% at December 31, 2017, and $8,274 or 1.30% at December 31, 2016. The allowance for collectively-evaluated loans is determined by applying historical charge-off percentages, as well as additional accruals for internal and external credit risk factors to groups of collectively-evaluated loans. The ratio decreased from 2017 to 2018 due to a decreased charge-off ratio, down from 0.08% for the twelve months ended December 31, 2017 to 0.07% for the year ended December 31, 2018. The ratio was 0.26% for 2016. The Company applies the average of the most recent eight quarters of net charge-offs to calculate historical net charge-offs for the allowance. Also contributing to the reduced allowance requirement were improved asset quality indicators, and favorable economic indicators. The ratio decreased from 2016 to 2017 due to the decrease in the charge-off ratio, from 0.26% for the twelve months ended December 31, 2016 to 0.08% for the year ended December 31, 2017. Also contributing to the reduced allowance requirement were improved asset quality indicators, lower levels of high risk loans and favorable economic indicators.

The unallocated portion of the reserve was $210 at December 31, 2018, $319 at December 31, 2017 and $257 at December 31, 2016. The unallocated portion of the reserve is the amount that exceeds the calculated requirement for the allowance for loan losses. The Company’s policy permits an unallocated reserve of up to 5% in excess of the required level for the allowance for loan losses.

The total calculated allowance for loan losses of $7,390 at December 31, 2018, $7,925 as of December 31, 2017 and $8,300 as of December 31, 2016 indicated a recovery of loan losses of $81 for the twelve months ended December 31, 2018 and indicated provision charges of $157 for the twelve months ended December 31, 2017 and $1,650 for the twelve months ended December 31, 2016. Please refer to the discussion under “Provision and Allowance for Loan Losses” for additional information on the determination of the allowance for loan loss.

Securities

The fair value of securities available for sale was $425,010, an increase of $93,623 or 28.25% from December 31, 2017. The amortized cost of securities held to maturity was $0 at December 31, 2018 and $127,164 at December 31, 2017. During the second quarter of 2018, the Company reclassified all held to maturity securities as available for sale. At the time of transfer, the securities were recorded at fair value of $119,790 and an unrealized gain of $891, net of tax, was recorded in accumulated other comprehensive income.

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

Maturities and Associated Yields

The following table presents the maturities for securities available for sale and held to maturity at their carrying values as of December 31, 2018 and weighted average yield for each range of maturities.

$ in thousands	Maturities and Yields
$ in thousands, except percent data	December 31, 2018
	< 1 Year		1-5 Years		5-10 Years		> 10 Years		None		Total
Available for Sale:
U.S. Government agencies		$54,567		$164,119		$55,929		$25,432	$	---	$300,047
		1.24%		1.74%		3.03%		3.38%		---	2.03%
Mortgage-backed securities		$11		$47		$315		$255	$	---	$628
		5.00%		5.70%		5.55%		5.68%		---	5.60%
States and political subdivision – nontaxable (1)		$16,435		$11,006		$28,340		$62,835	$	---	$118,616
		5.41%		4.94%		4.25%		4.00%		---	4.34%
Corporate	$	---		$1,969	$	---		$3,750	$	---	$5,719
		---		2.44%		---		4.08%		---	3.54%
Total		$71,013		$177,141		$84,584		$92,272	$	---	$425,010
		2.21%		1.95%		3.45%		3.84%		---	2.70%

Restricted stock:
Restricted stock	$	---	$	---	$	---	$	---		$1,220	$1,220
		---		---		---		---		6.64%	6.64%

(1)  Rates shown represent weighted average yield on a fully taxable basis.

The majority of mortgage-backed securities and collateralized mortgage obligations held at December 31, 2018 were backed by U.S. agencies. Certain holdings are required to be periodically subjected to the Federal Financial Institution Examination Council’s (FFIEC) high risk mortgage security test. These tests address possible fluctuations in the average life and variances caused by the change in rate times the change in volume that have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each. Except for U.S. Government securities, the Company has no securities with any issuer that exceeds 10% of stockholders’ equity.

Deposits

Total deposits decreased by $7,792 or 0.74%, from $1,059,734 at December 31, 2017 to $1,051,942 at December 31, 2018. The decrease is primarily due to a decline in time deposits. Total deposits grew $16,292, or 1.56%, from $1,043,442 at December 31, 2016 to December 31, 2017. A portion of the increase in 2017 is attributable to a higher level of municipal deposits.

A.	Average Amounts of Deposits and Average Rates Paid

Average amounts and average rates paid on deposit categories are presented below:

$ in thousands	Year Ended December 31,
	2018		2017		2016
	Average Amounts	Average Rates Paid	Average Amounts	Average Rates Paid	Average Amounts	Average Rates Paid
Noninterest-bearing demand deposits	$192,440	---	$178,708	---	$170,344	---
Interest-bearing demand deposits	606,766	0.68%	598,661	0.56%	567,971	0.55%
Savings deposits	140,918	0.17%	140,997	0.17%	134,982	0.23%
Time deposits	105,674	0.50%	120,220	0.45%	140,490	0.50%
Average total deposits	$1,045,798	0.47%	$1,038,586	0.40%	$1,013,787	0.41%

B.	Time Deposits of $250 or More

The following table sets forth time certificates of deposit and other time deposits of $250 or more:

$ in thousands	December 31, 2018
	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
Total time deposits of $250 or more	$1,328	$4,711	$5,042	$3,196	$14,277

Derivatives and Market Risk Exposures

The Company is not a party to derivative financial instruments with off-balance sheet risks such as futures, forwards, swaps, and options. The Company is a party to financial instruments with off-balance sheet risks such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business to meet the financing needs of its customers. See Note 13, of Notes to Consolidated Financial Statements for additional information relating to financial instruments with off-balance sheet risk. Management does not plan any future involvement in high risk derivative products. The Company has investments in mortgage-backed securities, principally GNMA’s and FNMA’s, with a fair value of approximately $628. See Note 3 of Notes to Consolidated Financial Statements for additional information relating to securities.

The Company’s securities and loans are subject to credit and interest rate risk, and its deposits are subject to interest rate risk. Management considers credit risk when a loan is granted and monitors credit risk after the loan is granted. The Company maintains an allowance for loan losses to absorb losses in the collection of its loans. See Note 5 of Notes to Consolidated Financial Statements for information relating to the allowance for loan losses. See Note 14 of Notes to Consolidated Financial Statements for information relating to concentrations of credit risk. The Company has an asset/liability program to manage its interest rate risk. This program provides management with information related to the rate sensitivity of certain assets and liabilities and the effect of changing rates on profitability and capital accounts.

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

While the asset/liability planning program is designed to protect the Company over the long term, it does not provide near-term protection from interest rate shocks, as interest rate sensitive assets and liabilities do not by their nature move up or down in tandem in response to changes in the overall rate environment. The Company’s profitability in the near term may be temporarily negatively affected in a period of rapidly rising or rapidly falling rates, because it takes some time for the Company to change its rates to adjust to a new interest rate environment. See Note 15 of Notes to Consolidated Financial Statements for information relating to fair value of financial instruments and comments concerning interest rate sensitivity.

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse liquidity sources, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and Federal Home Loan Bank advances. At December 31, 2018, the bank did not have discount window borrowings, short-term borrowings, or FHLB advances.  To assure that short-term borrowing is readily available, the Company tests accessibility annually.

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

Regulatory capital levels determine the Company’s ability to use purchased deposits and the Federal Reserve discount window. At December 31, 2018, the Company is considered well capitalized and does not have any restrictions on purchased deposits or borrowing ability at the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. At December 31, 2018, the Company’s liquidity is sufficient to meet projected trends in these areas.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At December 31, 2018, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At December 31, 2018, the loan to deposit ratio was 67.48%. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on lease arrangements, contractual commitments with depositors, and service contracts. The table below presents our significant contractual obligations as of December 31, 2018, except for pension and other postretirement benefit plans, which are included in Note 8, "Employee Benefit Plans," to the Consolidated Financial Statements in this Form 10-K.

$ in thousands	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Time deposits	$101,799	$53,337	$43,274	$5,125	$63
Purchase obligations (1)	6,328	3,956	1,832	540	---
Operating leases	1,935	346	365	352	872
Total	$110,062	$57,639	$45,471	$6,017	$935

(1)	Includes contracts with a minimum annual payment of $100

As of December 31, 2018, the Company was not aware of any other known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of December 31, 2018, the Company has no material commitments for long-term debt or for capital expenditures.

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements for information relating to recent accounting pronouncements.

Capital Resources

Total stockholders’ equity at December 31, 2018 was $190,238, an increase of $5,342, or 2.89%, from the $184,896 at December 31, 2017. The largest component of 2018 stockholders’ equity was retained earnings of $193,625, which included net income of $16,151, offset by dividends of $8,419. Total stockholders’ equity increased by $6,633 or 3.72%, from $178,263 on December 31, 2016 to $184,896 on December 31, 2017.

 In August, 2018, the Federal Reserve updated the Small Bank Holding Company Policy Statement (“the Statement”), in compliance with The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (“EGRRCPA”). The Statement, among other things, exempts bank holding companies that fall below a certain asset threshold from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements. The interim final rule expands the exemption to bank holding companies with consolidated total assets of less than $3 billion. Prior to August 2018, the statement exempted bank holding companies with consolidated total assets of less than $1 billion. As a result of the interim final rule, the Company qualifies as of August, 2018 as a small bank holding company and is no longer subject to regulatory capital requirements on a consolidated basis.

The Bank continues to be subject to various capital requirements administered by banking agencies. Risk based capital ratios for the Bank are shown in the following tables.

	Ratios at December 31, 2018	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservation Buffer
Common Equity Tier I Capital Ratio	23.856%	4.500%	6.375%
Tier I Capital Ratio	23.856%	6.000%	7.875%
Total Capital Ratio	24.764%	8.000%	9.875%
Leverage Ratio	15.788%	4.000%	4.000%

	Ratios at December 31, 2017	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservation Buffer
Common Equity Tier I Capital Ratio	23.332%	4.500%	5.750%
Tier I Capital Ratio	23.332%	6.000%	7.250%
Total Capital Ratio	24.316%	8.000%	9.250%
Leverage Ratio	15.254%	4.000%	4.000%

Risk-based capital ratios are calculated in compliance with FDIC rules based on Basel III capital requirements. The Bank’s ratios are well above the required minimums at December 31, 2018 and December 31, 2017.

Banks are subject to an additional capital conservation buffer in order to make capital distributions or discretionary bonus payments. The implementation period for the capital conservation buffer began in 2016 and was fully phased in January 1, 2019, with .625% added each year and a final buffer of 2.5% in excess of regulatory capital minimum ratios.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements at December 31, 2018 are detailed in the table below.

$ in thousands	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years		4-5 Years		More Than 5 Years
Commitments to extend credit	$145,635	$145,635	$	---	$	---	$	---
Standby letters of credit	16,092	16,092		---		---		---
Mortgage loans with potential recourse	13,013	13,013		---		---		---
Operating leases	1,935	346		365		352		872
Total	$176,675	$175,086		$365		$352		$872

In the normal course of business the Company’s banking affiliate extends lines of credit to its customers. Amounts drawn upon these lines vary at any given time depending on the business needs of the customers.

Standby letters of credit are also issued to the bank’s customers. There are two types of standby letters of credit. The first is a guarantee of payment to facilitate customer purchases. The second type is a performance letter of credit that guarantees a payment if the customer fails to perform a specific obligation. Revenue from these letters was approximately $40 in 2018.

While it would be possible for customers to fully draw on approved lines of credit and for beneficiaries to call all letters of credit, historically this has not occurred. In the event of a sudden and substantial draw on these lines, the Company has its own lines of credit from which it can draw funds. A sale of loans or investments would also be an option to meet liquidity demands.

The Company sells mortgages on the secondary market subject to recourse agreements. The mortgages originated must meet strict underwriting and documentation requirements for the sale to be completed. The Company estimates a potential loss reserve for recourse provisions. The amount is not material as of December 31, 2018. To date, no recourse provisions have been invoked.

Operating leases are for buildings used in the Company’s day-to-day operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information about market risk is set forth above in the “Interest Rate Sensitivity” and “Derivatives and Market Risk Exposure” sections of the Management’s Discussion and Analysis.

Item 8. Financial Statements and Supplementary Data

Consolidated Balance Sheets	December 31,
$ in thousands, except share and per share data	2018	2017
Assets
Cash and due from banks	$12,882	$12,926
Interest-bearing deposits	43,491	51,233
Securities available for sale, at fair value	425,010	331,387
Securities held to maturity (fair value of $130,113 at December 31, 2017)	---	127,164
Restricted stock	1,220	1,200
Mortgage loans held for sale	72	260
Loans:
Real estate construction loans	37,845	34,694
Consumer real estate loans	175,456	166,965
Commercial real estate loans	353,546	340,414
Commercial non real estate loans	46,535	40,518
Public sector and IDA loans	60,777	51,443
Consumer non real estate loans	36,238	34,648
Total loans	710,397	668,682
Less unearned income and deferred fees and costs	(598)	(613)
Loans, net of unearned income and deferred fees and costs	709,799	668,069
Less allowance for loan losses	(7,390)	(7,925)
Loans, net	702,409	660,144
Premises and equipment, net	8,646	8,221
Accrued interest receivable	5,160	5,297
Other real estate owned, net	2,052	2,817
Intangible assets and goodwill	5,848	5,898
Bank-owned life insurance (BOLI)	34,657	33,756
Other assets	14,585	16,454
Total assets	$1,256,032	$1,256,757
Liabilities and Stockholders’ Equity
Noninterest-bearing demand deposits	$195,441	$182,511
Interest-bearing demand deposits	616,527	622,189
Savings deposits	138,175	140,150
Time deposits	101,799	114,884
Total deposits	1,051,942	1,059,734
Accrued interest payable	89	62
Other liabilities	13,763	12,065
Total liabilities	1,065,794	1,071,861
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	---	---
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding, 6,957,974 shares in 2018 and 2017	8,698	8,698
Retained earnings	193,625	185,893
Accumulated other comprehensive loss, net	(12,085)	(9,695)
Total stockholders’ equity	190,238	184,896
Total liabilities and stockholders’ equity	$1,256,032	$1,256,757

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

	Years ended December 31,
$ in thousands, except per share data	2018	2017	2016
Interest Income
Interest and fees on loans	$31,333	$29,932	$29,365
Interest on interest-bearing deposits	672	791	532
Interest and dividends on securities – taxable	6,856	5,711	5,910
Interest on securities – nontaxable	4,363	4,826	5,123
Total interest income	43,224	41,260	40,930

Interest Expense
Interest on deposits	4,883	4,125	4,166
Interest on borrowings	164	---	---
Total interest expense	5,047	4,125	4,166
Net interest income	38,177	37,135	36,764
Provision for (recovery of) loan losses	(81)	157	1,650
Net interest income after provision for (recovery of) loan losses	38,258	36,978	35,114

Noninterest Income
Service charges on deposit accounts	2,678	2,776	2,458
Other service charges and fees	132	205	212
Credit and debit card fees	1,431	1,205	981
Trust income	1,565	1,530	1,346
BOLI income	901	758	597
Other income	1,005	1,148	1,289
Realized securities gains, net	17	14	232
Total noninterest income	7,729	7,636	7,115

Noninterest Expense
Salaries and employee benefits	14,506	13,670	12,684
Occupancy, furniture and fixtures	1,845	1,820	1,849
Data processing and ATM	2,784	2,280	2,151
FDIC assessment	359	364	476
Intangible assets amortization	50	68	257
Net costs of other real estate owned	553	205	472
Franchise taxes	1,278	1,315	1,296
Write-down of insurance receivable	2,010	---	347
Other operating expenses	3,891	4,507	3,803
Total noninterest expense	27,276	24,229	23,335
Income before income taxes	18,711	20,385	18,894
Income tax expense	2,560	6,293	3,952
Net income	$16,151	$14,092	$14,942
Basic net income per common share	$2.32	$2.03	$2.15
Fully diluted net income per common share	$2.32	$2.03	$2.15

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
$ in thousands, except per share data	2018	2017	2016
Net Income	$16,151	$14,092	$14,942

Other Comprehensive Income (Loss), Net of Tax
Unrealized holding gain (loss) on available for sale securities net of tax of ($595) in 2018, $296 in 2017 and ($431) in 2016	(2,246)	546	(800)
Reclassification adjustment for gain included in net income, net of tax of ($4) in 2018, ($4) in 2017 and ($65) in 2016	(13)	(6)	(121)
Transfer from held to maturity to available for sale securities, net of tax of $237 in 2018	891	---	---
Net pension gain (loss) arising during the period, net of tax of ($249) in 2018, $115 in 2017 and $132 in 2016	(936)	213	271
Less amortization of prior service cost included in net periodic pension cost, net of tax of ($24) in 2018, ($38) in 2017 and ($38) in 2016	(86)	(71)	(72)
Other comprehensive income (loss), net of tax of ($635) in 2018, $369 in 2017 and ($402) in 2016	(2,390)	682	(722)
Total Comprehensive Income	$13,761	$14,774	$14,220

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

$ in thousands, except per share data	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance at December 31, 2015	$8,698	$171,353	$(7,937)	$172,114
Net income	---	14,942	---	14,942
Other comprehensive loss, net of tax of ($402)	---	---	(722)	(722)
Cash dividend ($1.16 per share)	---	(8,071)	---	(8,071)
Balance at December 31, 2016	$8,698	$178,224	$(8,659)	$178,263
Net income	---	14,092	---	14,092
Other comprehensive income, net of tax of $369	---	---	682	682
Cash dividend ($1.17 per share)	---	(8,141)	---	(8,141)
Reclassification of stranded tax effects from change in tax rate	---	1,718	(1,718)	---
Balance at December 31, 2017	$8,698	$185,893	$(9,695)	$184,896
Net income	---	16,151	---	16,151
Other comprehensive loss, net of tax of ($635)	---	---	(2,390)	(2,390)
Cash dividend ($1.21 per share)	---	(8,419)	---	(8,419)
Balance at December 31, 2018	$8,698	$193,625	$(12,085)	$190,238

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
$ in thousands	2018	2017	2016
Cash Flows from Operating Activities
Net income	$16,151	$14,092	$14,942
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	(81)	157	1,650
Deferred income tax expense (benefit)	(382)	1,790	18
Re-valuation of deferred tax assets	---	1,560	---
Depreciation of premises and equipment	766	805	801
Amortization of intangibles	50	68	257
Amortization of premiums and accretion of discounts, net	58	58	89
Gain on disposal of fixed assets	---	(134)	---
Gain on calls and sales of securities available for sale, net	(17)	(10)	(186)
Gain on calls of securities held to maturity, net	---	(4)	(46)
Loss and write-down on other real estate owned	489	125	355
Income on investment in BOLI	(901)	(758)	(597)
Gain on sale of mortgage loans held for sale	(199)	(211)	(280)
Origination of mortgage loans held for sale	(12,626)	(13,912)	(17,090)
Sale of mortgage loans held for sale	13,013	14,341	17,526
Contribution to defined benefit plan	---	(4,507)	(811)
Net change in:
Accrued interest receivable	137	(37)	509
Other assets	2,886	(2,537)	438
Accrued interest payable	27	7	(1)
Other liabilities	404	101	(41)
Net cash provided by operating activities	19,775	10,994	17,533

Cash Flows from Investing Activities
Net change in interest-bearing deposits	7,742	29,035	50,543
Proceeds from repayments of mortgage-backed securities	224	298	415
Proceeds from calls, sales and maturities of securities available for sale	50,438	13,812	220,581
Proceeds from calls and maturities of securities held to maturity	6,430	8,975	16,945
Purchases of securities available for sale	(25,323)	(40,290)	(290,296)
Purchases of securities held to maturity	---	(1,319)	---
Net change in restricted stock	(20)	(30)	(41)
Purchase of BOLI	---	(10,000)	---
Purchases of loan participations	(7,853)	(7,395)	(3,800)
Collections of loan participations	970	2,113	820
Loan originations and principal collections, net	(35,536)	(15,951)	(27,792)
Proceeds from disposal of other real estate owned	276	311	877
Recoveries on loans charged off	235	287	159
Additions to premises and equipment	(1,191)	(261)	(634)
Proceeds from sale of premises and equipment	---	222	---
Net cash used in investing activities	(3,608)	(20,193)	(32,223)

(continued)

Cash Flows from Financing Activities
Net change in time deposits	(13,085)	(15,730)	(21,147)
Net change in other deposits	5,293	32,022	45,730
Cash dividends paid	(8,419)	(8,141)	(8,071)
Net cash provided by (used in) financing activities	(16,211)	8,151	16,512

Net change in cash and due from banks	(44)	(1,048)	1,822
Cash and due from banks at beginning of year	12,926	13,974	12,152
Cash and due from banks at end of year	$12,882	$12,926	$13,974

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$5,020	$4,118	$4,167
Income taxes paid	1,778	4,092	3,940

Supplemental Disclosures of Noncash Activities
Loans charged against the allowance for loan losses	$689	$819	$1,806
Loans transferred to other real estate owned	---	97	222
Unrealized gain (loss) on securities available for sale	(2,858)	832	(1,417)
Unrealized net gain on securities transferred from HTM to AFS	1,128	---	---
Fair value of securities transferred from held-to-maturity to available-for-sale	119,790	---	---
Minimum pension liability adjustment	(1,295)	219	293

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

Securities

Certain debt securities that management has the positive intent and ability to hold to maturity may be classified as “held to maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held to maturity or trading, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. The Company uses the interest method to recognize purchase premiums and discounts in interest income over the term of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

During 2018, the Company’s held to maturity securities were re-designated as available for sale. At the time of the transfer, the re-designated securities had a fair value of $119,790 and an unrealized net gain of $1,128. The unrealized gain/loss on the re-designated securities is included in accumulated other comprehensive income, net of deferred tax.

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

Equity securities with readily-determinable fair values are measured at fair value using the “exit price notion”. Changes in fair value are recognized in net income. Equity securities without readily-determinable fair values are recorded as other assets at cost less impairment, if any, and adjusted for changes resulting from observable price changes in orderly transactions for identical or similar investment of the same issuer.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value on an individual loan basis. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. The Company releases mortgage servicing rights when loans are sold on the secondary market.

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

The Company considers multiple factors when determining whether to discontinue accrual of interest on individual loans. Generally loans are placed in nonaccrual status when collection of interest and/or full principal is considered doubtful. Interest accrual is discontinued at the time a commercial real estate loan or commercial non-real estate loan is 90 days delinquent unless the credit is well secured and in the process of collection. Loans within all loan classes that are not restructured but that are impaired and have an associated impairment loss are placed on nonaccrual. Restructured loans within all classes that allow the borrower to discontinue payments of principal or interest for more than 90 days are placed on nonaccrual unless the modification provides reasonable assurance of repayment performance and collateral value supports regular underwriting requirements. Restructured loans within all classes that maintain current status for at least a six-month period, including history prior to restructuring, may be returned to accrual status.

All interest accrued but not collected for loans of all classes that are placed on nonaccrual or for loans charged off is reversed against interest income. Any interest payments received on nonaccrual loans of all classes are credited to the principal balance of the loan. Loans of all classes that have not been restructured and that have been designated nonaccrual are returned to accrual status when all the principal and interest amounts contractually due are current; future payments are reasonably assured; and for loans that financed the sale of OREO property, loan-to-value thresholds are met. Loans that have been restructured that have been designated nonaccrual may return to accrual status after six months of timely repayment performance. The Company reviews nonaccrual loans on an individual loan basis to determine whether future payments are reasonably assured. In order for this criteria to be satisfied, the Company’s evaluation must determine that the underlying cause of the original delinquency or weakness that indicated nonaccrual status has been resolved, such as receipt of new guarantees, increased cash flows that cover the debt service or other resolution.

A loan is considered past due when a payment of principal and/or interest is due but not paid. Credit card payments not received within 30 days after the statement date, real estate loan payments not received within the payment cycle and all other non-real estate secured loans for which payment is not made within the required payment cycle are considered 30 days past due. Management closely monitors past due loans in timeframes of 30-89 days past due and 90 or more days past due.

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

Specific allowances are established for individually-evaluated impaired loans based on the excess of the loan balance relative to the fair value of the loan. Impaired loans are designated as such when current information indicates that it is probable that the Company will be unable to collect principal or interest when due according to the contractual terms of the loan agreement. Loan relationships exceeding $250,000 in nonaccrual status or that are significantly past due, or for which a credit review identified weaknesses that indicate principal and interest will not be collected according to the loan terms, as well as troubled debt restructurings, are designated impaired. This policy is applicable to all loan classes.

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

Troubled Debt Restructurings (“TDRs”)

In situations where, for economic or legal reasons related to a borrower’s financial condition, management grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (TDR). These modified terms may include reduction of the interest rate, extension of the maturity date at an interest rate lower than the current market rate for a new loan with similar risk, forgiveness of principal or accrued interest or other actions intended to minimize the economic loss. TDR loans are individually measured for impairment. Troubled debt restructurings may be removed from TDR status, and therefore from individual evaluation, if the restructuring agreement specifies a contractual interest rate that is a market interest rate at the time of restructuring and the loan is in compliance with its modified terms one year after the restructure was completed.

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

Each measure indicated that the Company’s fair value exceeded its book value. No indicators of impairment for goodwill were identified during the years ended December 31, 2018, 2017 and 2016.

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

The Tax Cuts and Jobs Act (“the Act”) was enacted in December, 2017 with an effective date of January 1, 2018. Among other things, the Act lowered the federal corporate income tax rate to 21% from the maximum rate prior to the passage of the Act of 35%. The change to the tax rate necessitated a re-measurement of deferred tax assets and deferred tax liabilities, including those accounted for in accumulated other comprehensive income, as of the date of enactment. The re-measurement in 2017 resulted in a $1,560 reduction in the value of the Company’s net deferred tax asset and a corresponding incremental income tax expense of $1,560.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”).  The Company early adopted this new standard for 2017.  In compliance with ASU 2018-01, the Company reclassified from AOCI to retained earnings stranded tax effects of $1,718. The stranded tax effects were a result of recognizing in tax expense the re-measurement impact of items that are included in AOCI.

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

The following shows the weighted average number of shares used in computing earnings per common.

	2018	2017	2016
Average number of common shares outstanding	6,957,974	6,957,974	6,957,974

As of December 31, 2018 and December 31, 2017, there were no potential common shares outstanding.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business are recorded as liabilities when the likelihood of loss is probable and reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

Advertising

The Company charges advertising costs to expenses as incurred. In 2018, the Company expensed $106, and expensed $148 and $122 in 2017 and 2016, respectively.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of other real estate owned, other-than-temporary impairments of securities, evaluation of impairment of goodwill, and pension obligations.

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

For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company adopted ASU 2014-09 and its related amendments on its required effective date of January 1, 2018 utilizing the full retrospective approach. There was no impact to net income. Consistent with the full retrospective approach, the Company adjusted certain prior period amounts, discussed below.

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

The Company also completed its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross vs. net). Based on its evaluation, the Company determined that the classification of certain debit and credit card related costs should change (i.e., cost previously recorded as expense is now recorded as contra-revenue). The Company identified $2,743 previously presented as credit card processing expense for the year ended December 31, 2017 and $2,817 for the year ended December 31, 2016, and reclassified it to net against credit card fee income.

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

The adoption of ASU No. 2016-01 on January 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements. In accordance with (4) above, the Company measured the fair value of its loan portfolio and time deposit portfolio as of December 31, 2018 using an exit price notion (see Note 15: Fair Value Measurements).

ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The ASU requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item (e.g., Salaries and Employee Benefits) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components of net periodic benefit cost separately (e.g., Other Noninterest Expense) from the line item that includes the service cost. The guidance requires retrospective adoption on the presentation of the components of net periodic benefit cost in the income statement. The guidance provides for prospective adoption on limiting the capitalization of net periodic benefit cost in assets to the service cost component.

The Company adopted ASU No. 2017-07 on January 1, 2018 and utilized the ASU’s practical expedient allowing entities to estimate amounts for comparative periods using the information previously disclosed in their pension and other postretirement benefit plan footnote. The Company re-classified non-servicing components of net periodic pension cost from compensation expense to other noninterest expense. ASU No. 2017-07 did not have a material impact on the Company’s Consolidated Financial Statements.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The FASB made subsequent amendments to Topic 842 in July 2018 through ASU 2018-10 (“Codification Improvements to Topic 842, Leases.”) and ASU 2018-11 (“Leases (Topic 842): Targeted Improvements.”) Among these amendments is the provision in ASU 2018-11 that provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). The effect of adopting this standard on January 1, 2019 was an approximate $684 increase in assets and liabilities on our consolidated balance sheet. During the first quarter of 2019, the Company entered two additional leases that increased the right of use asset and lease liability by $1,529.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company has formed a working group to address information requirements, determine methodology, research forecasts and ensure readiness and compliance with the standard. The Company has begun calculating and refining concurrent models using CECL methodology. The Company will continue to fine tune assumptions prior to the effective date.

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

In March 2017, the FASB issued ASU 2017‐08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310‐20), Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company does not expect the adoption of ASU 2017-08 to have a material impact on its consolidated financial statements as we currently have no potential common stock outstanding.

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

Note 3: Securities

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	December 31, 2018
Available for sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$306,264	$449	$6,666	$300,047
States and political subdivisions	118,564	1,218	1,166	118,616
Mortgage-backed securities	586	42	---	628
Corporate debt securities	6,014	---	295	5,719
Total securities available for sale	$431,428	$1,709	$8,127	$425,010

	December 31, 2017
Available for sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$312,604	$609	$5,494	$307,719
States and political subdivisions	16,853	100	119	16,834
Mortgage-backed securities	602	57	---	659
Corporate debt securities	6,016	188	29	6,175
Total securities available for sale	$336,075	$954	$5,642	$331,387

The amortized cost and fair value of single maturity securities available for sale at December 31, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity at December 31, 2018.

	December 31, 2018
Available for sale:	Amortized Cost	Fair Value
Due in one year or less	$71,303	$71,013
Due after one year through five years	181,186	177,141
Due after five years through ten years	85,379	84,584
Due after ten years	93,560	92,272
Total securities available for sale	$431,428	$425,010

Prior to the second quarter of 2018, the Company designated securities in its portfolio as either available for sale or held to maturity. During the second quarter of 2018, the Company re-designated all of its held to maturity securities to available for sale. The securities were re-designated to provide opportunities to maximize asset utilization. At the time of transfer, the securities had a fair value of $119,790 and an amortized cost of $118,662, resulting in an unrealized gain of $1,128 which was added to accumulated other comprehensive income at the date of re-designation.

At December 31, 2017, the amortized cost and fair value of securities held to maturity, with gross unrealized gains and losses, follows:

	December 31, 2017
Held to maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
U.S. Government agencies and corporations	$3,934	$167	$	---	$4,101
States and political subdivisions	122,039	2,929		173	124,795
Mortgage-backed securities	209	21		---	230
Corporate debt securities	982	5		---	987
Total securities held to maturity	$127,164	$3,122		$173	$130,113

Information pertaining to securities with gross unrealized losses at December 31, 2018 and 2017 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2018
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U. S. Government agencies and corporations	$17,730	$216	$259,992	$6,450
State and political subdivisions	16,882	352	20,758	814
Corporate debt securities	4,842	194	876	101
Total temporarily impaired securities	$39,454	$762	$281,626	$7,365

	December 31, 2017
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U. S. Government agencies and corporations	$68,380	$871	$225,738	$4,623
State and political subdivisions	18,688	194	2,989	98
Corporate debt securities	---	---	948	29
Total temporarily impaired securities	$87,068	$1,065	$229,675	$4,750

The Company had 359 securities with a fair value of $321,080 that were temporarily impaired at December 31, 2018.  The total unrealized loss on these securities was $8,127. Of the temporarily impaired total, 309 securities with a fair value of $281,626 and an unrealized loss of $7,365 have been in a continuous loss position for twelve months or more. The Company has determined that these securities are temporarily impaired at December 31, 2018 for the reasons set out below.

U.S. Government agencies. The unrealized losses of $6,450 on US Government agency securities stemmed from 267 securities with a fair value of $259,992. The unrealized losses were caused by interest rate and market fluctuations. The contractual terms of the investment do not permit the issuer to settle the security at a price less than the cost basis of the investment. The Company is monitoring bond market trends to develop strategies to address unrealized losses. Because the Company does not intend to sell the investment and it is not likely that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be at maturity, the Company does not consider this investment to be other-than-temporarily impaired.

States and political subdivisions. This category exhibits unrealized losses of $814 on 41 securities with a fair value of $20,758. The Company reviewed financial statements and cash flows for the each of the securities in continuous loss position for more than 12 months. The Company’s analysis determined that the unrealized losses are primarily the result of interest rate and market fluctuations and not associated with impaired financial status. The contractual terms of the investment do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments and it is not likely that the Company will be required to sell any of the investments before recovery of its amortized cost basis, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Corporate debt securities. The unrealized loss of $101 on one corporate debt security with a fair value of $876 was caused by market and interest rate fluctuations and is not associated with impaired financial status. The contractual terms of the investment do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell the investment and it is not likely that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be at maturity, the Company does not consider the investment to be other-than-temporarily impaired.

Restricted stock. The Company holds restricted stock of $1,220 as of December 31, 2018 and $1,200 as of December 31, 2017. Restricted stock is reported separately from available-for-sale securities and held-to-maturity securities. As a member of the Federal Reserve and the Federal Home Loan Bank (“FHLB”) of Atlanta, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. The Company purchases stock from or sells stock back to the correspondents based on their calculations. The stock is held by member institutions only and is not actively traded.

Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. In addition to dividends, NBB also benefits from its membership with FHLB through eligibility to borrow from the FHLB, using as collateral NBB’s capital stock investment in the FHLB and qualifying NBB real estate mortgage loans totaling $513,578 at December 31, 2018. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at December 31, 2018, management did not determine any impairment.

Management regularly monitors the credit quality of the investment portfolio. Changes in ratings are noted and follow-up research on the issuer is undertaken when warranted. Management intends to carefully monitor any changes in bond quality.

Pledged Securities

At December 31, 2018 and 2017, securities with a carrying value of $196,062 and $194,980, respectively, were pledged to secure municipal deposits and for other purposes as required or permitted by law.

Realized Securities Gains and Losses

During 2018, the Company sold one security for that resulted in a gain of $16. During 2017, the Company sold a small investment in community bank stock that resulted in a gain of $4. The investment was classified as available for sale and had a book value of $189. All other realized gains and losses on securities during 2018, 2017 and 2016 resulted from calls of securities. Information pertaining to realized gains and losses on sold and called securities follows:

	For the year ended December 31, 2018
	Proceeds	Book Value	Gross Gain	Gross Loss		Net Gain
Available for sale	$17,287	$17,270	$17	$	---	$17
Held to maturity	6,430	6,430	---		---	---

	For the year ended December 31, 2017
	Proceeds	Book Value	Gross Gain	Gross Loss		Net Gain
Available for sale	$13,620	$13,614	$10	$	---	$10
Held to maturity	8,975	8,971	4		---	4

	For the year ended December 31, 2016
	Proceeds	Book Value	Gross Gain	Gross Loss		Net Gain
Available for sale	$220,520	$220,334	$186	$	---	$186
Held to maturity	16,160	16,114	46		---	46

Note 4: Related Party Transactions

In the ordinary course of business, the Company, through its banking subsidiary, has granted loans to related parties, including executive officers and directors of Bankshares and its subsidiaries. Total funded credit extended to related parties amounted to $18,700 at December 31, 2018 and $12,600 at December 31, 2017. During 2018, there was a change in related party relationships that resulted in a decrease of $782. During 2018, total principal additions were $9,213 and principal payments were $2,331. The Company held $6,911 in deposits for related parties as of December 31, 2018 and $15,612 as of December 31, 2017. The Company leases to a director a small office space. The lease payments totaled $5 in 2018 and $5 in 2017.

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

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts will not be collected when due according to the contractual terms of the loan agreement. Impaired loans are those loans that have been modified in a troubled debt restructure (“TDR” or “restructure”) and larger, usually non-homogeneous loans that are in nonaccrual or exhibit payment history or financial status that indicate that collection probably will not occur when due according to the loan’s terms. Generally, impaired loans are given risk ratings that indicate higher risk, such as “classified” or “special mention.” Impaired loans are individually evaluated to determine appropriate reserves and are measured at the lower of the invested amount or the fair value. Impaired loans that are not troubled debt restructures and for which fair value measurement indicates an impairment loss are designated nonaccrual. A restructured loan that maintains current status for at least six months may be in accrual status. Please refer to Note 1: Summary of Significant Accounting Policies for additional information on evaluation of impaired loans and associated specific reserves, and policies regarding nonaccruals, past due status and charge-offs.

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

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows:

	Activity in the Allowance for Loan Losses by Segment for the year ended December 31, 2018
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2017	$337	$2,027	$3,044	$1,072	$419	$707	$319	$7,925
Charge-offs	---	(38)	---	(107)	---	(544)	---	(689)
Recoveries	---	3	49	22	---	161	---	235
Provision for (recovery of) loan losses	61	57	(295)	(385)	164	426	(109)	(81)
Balance, December 31, 2018	$398	$2,049	$2,798	$602	$583	$750	$210	$7,390

	Activity in the Allowance for Loan Losses by Segment for the year ended December 31, 2017
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2016	$438	$1,830	$3,738	$1,063	$330	$644	$257	$8,300
Charge-offs	---	(146)	(139)	(82)	---	(452)	---	(819)
Recoveries	---	1	131	23	---	132	---	287
Provision for (recovery of) loan losses	(101)	342	(686)	68	89	383	62	157
Balance, December 31, 2017	$337	$2,027	$3,044	$1,072	$419	$707	$319	$7,925

	Activity in the Allowance for Loan Losses by Segment for the year ended December 31, 2016
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2015	$576	$1,866	$4,109	$655	$436	$627	$28	$8,297
Charge-offs	(29)	(133)	(488)	(883)	---	(273)	---	(1,806)
Recoveries	---	2	83	10	---	64	---	159
Provision for (recovery of) loan losses	(109)	95	34	(1,281)	(106)	226	229	1,650
Balance, December 31, 2016	$438	$1,830	$3,738	$1,063	$330	$644	$257	$8,300

	Allowance for Loan Losses by Segment and Evaluation Method as of
	December 31, 2018
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate		Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$4	$	---	$135	$	---	$	---	$	---	$139
Collectively evaluated for impairment		398	2,045		2,798	467		583		750		210	7,251
Total		$398	$2,049		$2,798	$602		$583		$750		$210	$7,390

	Loans by Segment and Evaluation Method as of
	December 31, 2018
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$	---	$1,452	$4,340	$1,015	$	---	$13	$	---	$6,820
Collectively evaluated for impairment		37,845	174,004	349,206	45,520		60,777	36,225		---	703,577
Total		$37,845	$175,456	$353,546	$46,535		$60,777	$36,238	$	---	$710,397

	Allowance for Loan Losses by Segment and Evaluation Method as of
	December 31, 2017
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate		Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$	---	$16	$	---	$160	$	---	$1	$	---	$177
Collectively evaluated for impairment		337	2,011		3,044	912		419	706		319	7,748
Total		$337	$2,027		$3,044	$1,072		$419	$707		$319	$7,925

	Loans by Segment and Evaluation Method as of
	December 31, 2017
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$2,882	$1,267	$6,516	$1,229	$	---	$30	$	---	$11,924
Collectively evaluated for impairment	31,812	165,698	333,898	39,289		51,443	34,618		---	656,758
Total	$34,694	$166,965	$340,414	$40,518		$51,443	$34,648	$	---	$668,682

A summary of ratios for the allowance for loan losses follows:

	December 31,
	2018	2017
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees and costs	1.04%	1.19%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees and costs	0.07%	0.08%

A summary of nonperforming assets follows:

	December 31,
	2018	2017
Nonperforming assets:
Nonaccrual loans	$311	$6
Restructured loans in nonaccrual	3,109	2,763
Total nonperforming loans	3,420	2,769
Other real estate owned, net	2,052	2,817
Total nonperforming assets	$5,472	$5,586
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.77%	0.83%
Ratio of allowance for loan losses to nonperforming loans(1)	216.08%	286.20%

(1)	The Company defines nonperforming loans as total nonaccrual and restructured loans that are nonaccrual. Loans 90 days past due and still accruing and accruing restructured loans are excluded.

A summary of loans past due 90 days or more and impaired loans follows:

	December 31,
	2018		2017
Loans past due 90 days or more and still accruing		$35		$51
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees and costs		0.00%		0.01%
Accruing restructured loans		$2,552		$5,134
Impaired loans:
Impaired loans with no valuation allowance		$5,667		$10,444
Impaired loans with a valuation allowance		1,153		1,480
Total impaired loans		$6,820		$11,924
Valuation allowance		$(139)		$(177)
Impaired loans, net of allowance		$6,681		$11,747
Average recorded investment in impaired loans(1)		$9,788		$13,344
Income recognized on impaired loans, after designation as impaired		$250		$528
Amount of income recognized on a cash basis	$	---	$	---

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

No interest income was recognized on nonaccrual loans for the years ended December 31, 2018, 2017 or 2016. Nonaccrual loans that meet the Company’s balance thresholds are designated as impaired.

A detailed analysis of investment in impaired loans, associated reserves and interest income recognized, by loan class follows:

	Impaired Loans as of December 31, 2018
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance		Related Allowance
Consumer Real Estate(2)
Residential closed-end first liens	$728	$719	$719	$	---	$	---
Residential closed-end junior liens	144	143	---		143		4
Investor-owned residential real estate	593	590	590		---		---
Commercial Real Estate(2)
Multifamily real estate	485	483	483		---		---
Commercial real estate, owner occupied	1,363	1,363	1,363		---		---
Commercial real estate, other	2,867	2,494	2,494		---		---
Commercial Non Real Estate(2)
Commercial and Industrial	1,018	1,015	5		1,010		135
Consumer Non Real Estate(2)
Automobile	13	13	13		---		---
Total	$7,211	$6,820	$5,667		$1,153		$139

	Impaired Loans as of December 31, 2017
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance		Related Allowance
Real Estate Construction(2)
Construction other	$2,882	$2,882	$2,882	$	---	$	---
Consumer Real Estate(2)
Residential closed-end first liens	807	768	590		178		10
Residential closed-end junior liens	174	174	---		174		6
Investor-owned residential real estate	347	325	325		---		---
Commercial Real Estate(2)
Multifamily real estate	303	303	303		---		---
Commercial real estate, owner occupied	3,619	3,611	3,611		---		---
Commercial real estate, other	2,921	2,602	2,602		---		---
Commercial Non Real Estate(2)
Commercial and Industrial	1,236	1,229	126		1,103		160
Consumer Non Real Estate(2)
Automobile	30	30	5		25		1
Total	$12,319	$11,924	$10,444		$1,480		$177

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	Average Investment and Interest Income for Impaired Loans For the Year Ended December 31, 2018
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Residential closed-end first liens	1,202	41
Residential closed-end junior liens	159	9
Investor-owned residential real estate	808	23
Commercial Real Estate(2)
Multifamily real estate	491	20
Commercial real estate, owner occupied	3,038	75
Commercial real estate, other	2,744	54
Commercial Non Real Estate(2)
Commercial and Industrial	1,326	27
Consumer Non Real Estate(2)
Automobile	20	1
Total	$9,788	$250

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	Average Investment and Interest Income for Impaired Loans For the Year Ended December 31, 2017
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction(2)
Construction other	$3,298	$177
Consumer Real Estate(2)
Residential closed-end first liens	781	57
Residential closed-end junior liens	185	11
Investor-owned residential real estate	329	1
Commercial Real Estate(2)
Multifamily real estate	748	16
Commercial real estate, owner occupied	4,047	200
Commercial real estate, other	2,638	---
Commercial Non Real Estate(2)
Commercial and Industrial	1,282	64
Consumer Non Real Estate(2)
Automobile	36	2
Total	$13,344	$528

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	Average Investment and Interest Income for Impaired Loans For the Year Ended December 31, 2016
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction(2)
Construction 1-4 family residential	$462	$10
Consumer Real Estate(2)
Residential closed-end first liens	642	38
Residential closed-end junior liens	207	13
Investor-owned residential real estate	74	4
Commercial Real Estate(2)
Multifamily real estate	1,366	12
Commercial real estate, owner occupied	4,342	206
Commercial real estate, other	3,947	263
Commercial Non Real Estate(2)
Commercial and Industrial	541	7
Consumer Non Real Estate(2)
Automobile	4	---
Total	$11,585	$553

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

An analysis of past due and nonaccrual loans follows:

December 31, 2018
	30 – 89 Days Past Due	90 or More Days Past Due	90 or More Days Past Due and Still Accruing	Nonaccruals (Including Impaired Nonaccruals)
Consumer Real Estate(1)
Residential closed-end first liens	647	119	---	278
Residential closed-end junior liens	11	---	---	---
Investor-owned residential real estate	---	---	---	451
Commercial Real Estate(1)
Multifamily real estate	291	192	---	192
Commercial real estate, owner occupied	325	---	---	---
Commercial real estate, other	---	---	---	2,494
Commercial Non Real Estate(1)
Commercial and Industrial	10	2	2	5
Consumer Non Real Estate (1)
Credit cards	5	---	---	---
Automobile	296	29	29	---
Other consumer loans	50	4	4	---
Total	$1,635	$346	$35	$3,420

December 31, 2017
	30 – 89 Days Past Due	90 or More Days Past Due	90 or More Days Past Due and Still Accruing	Nonaccruals (Including Impaired Nonaccruals)
Consumer Real Estate(1)
Residential closed-end first liens	637	16	11	145
Residential closed-end junior liens	188	---	---	---
Investor-owned residential real estate	66	---	---	6
Commercial Real Estate(1)
Multifamily real estate	303	---	---	---
Commercial real estate, owner occupied	402	---	---	---
Commercial real estate, other	---	2,602	---	2,602
Commercial Non Real Estate(1)
Commercial and Industrial	131	---	---	15
Consumer Non Real Estate (1)
Credit cards	7	12	12	---
Automobile	375	22	22	1
Other consumer loans	154	6	6	---
Total	$2,263	$2,658	$51	$2,769

(1)	Only classes with past due or nonaccrual loans are presented

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

Determination of risk grades was completed for the portfolio as of December 31, 2018 and 2017.

The following displays non-impaired gross loans by credit quality indicator:

December 31, 2018

	Pass	Special Mention (Excluding Impaired)		Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$9,264	$	---	$	---
Construction, other	28,560		21		---
Consumer Real Estate
Equity lines	16,026		38		---
Closed-end first liens	92,253		994		582
Closed-end junior liens	3,954		---		---
Investor-owned residential real estate	60,157		---		---
Commercial Real Estate
Multifamily residential real estate	98,582		---		---
Commercial real estate owner-occupied	123,225		211		32
Commercial real estate, other	127,156		---		---
Commercial Non Real Estate
Commercial and Industrial	45,420		54		46
Public Sector and IDA
States and political subdivisions	60,777		---		---
Consumer Non Real Estate
Credit cards	5,724		---		---
Automobile	18,598		133		71
Other consumer	11,691		4		4
Total	$701,387		$1,455		$735

December 31, 2017

	Pass	Special Mention (Excluding Impaired)		Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$10,396	$	---	$	---
Construction, other	21,416		---		---
Consumer Real Estate
Equity lines	16,673		39		---
Closed-end first liens	85,975		2,400		355
Closed-end junior liens	4,483		29		12
Investor-owned residential real estate	55,410		66		256
Commercial Real Estate
Multifamily residential real estate	95,894		127		---
Commercial real estate owner-occupied	130,256		246		763
Commercial real estate, other	106,612		---		--
Commercial Non Real Estate
Commercial and Industrial	38,904		220		165
Public Sector and IDA
States and political subdivisions	51,443		---		---
Consumer Non Real Estate
Credit cards	5,493		---		---
Automobile	16,059		218		116
Other consumer	12,692		16		24
Total	$651,706		$3,361		$1,691

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

Troubled Debt Restructurings

From time to time the Company modifies loans in troubled debt restructurings (“TDRs”). The following tables present restructurings by class that occurred during the years ended December 31, 2018, 2017 and 2016.

Note: Only classes with restructured loans are presented.

	Restructurings that occurred during the year ended December 31, 2018
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment(1)
Construction Real Estate
Construction, other	2	$2,882	$2,882
Commercial Real Estate
Commercial real estate, owner occupied	2	715	715
Consumer Real Estate
Closed-end first liens	1	22	22
Investor-owned residential real estate	8	594	594
Total	13	$4,213	$4,213

(1)	Post-modification outstanding recorded investment considers amounts immediately following the modification. Amounts do not reflect balances at the end of the period.

The Company restructured 13 loans during the twelve month period ended December 31, 2018.

Each of the construction loans were restructured to extend the maturity and interest only period for each loan. As of December 31, 2018, the loans have been converted to permanent financing at market terms and are no longer considered TDR or individually evaluated for impairment.

Two commercial real estate loans were restructured to provide a 12-month interest-only period without reducing the interest rate. When the interest-only period expires, the commercial real estate loans will be re-amortized for a longer term. The impairment measurements were based upon the present value of cash flows and did not result in a specific allocation for either loan.

The investor owned residential real estate loans were restructured to provide payment relief. Seven loans were restructured from amortizing to interest-only for a period of 12 months, when the loans will be reevaluated. The impairment measurements were based on the fair value of collateral and did not result in specific allocations. The other investor owned residential real estate restructure consolidated debt at a longer term, provided a rate reduction and capitalized interest. The impairment measurement was based upon the present value of cash flows and did not result in a specific allocation. The loan is in nonaccrual status and all payments made during the nonaccrual period are credited fully to principal, reducing the book balance below the present value of cash flows.

One residential closed-end first lien loan was restructured to provide payment relief by restructuring from amortizing to interest-only for a period of 12 months, when the loan will be reevaluated. The impairment measurement was based on the fair value of collateral and did not result in a specific allocation.

None of the restructures completed during the twelve months ended December 31, 2018 forgave principal or interest.

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

The commercial real estate loan restructuring reduced debt service by lowering the interest rate slightly and changing the interest method from variable to fixed. Interest was capitalized and the loan was re-amortized over a longer term. Impairment measurement, based on the present value of cash flows, did not result in a specific allocation. The loan is in nonaccrual status and all payments made during the nonaccrual period are credited fully to principal, reducing the book balance below the present value of cash flows.

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

Of the Company’s TDR’s that defaulted in 2018, 2017 and 2016, none were modified within 12 months prior to default. The company defines default as one or more payments that occur more than 90 days past the due date, charge-off or foreclosure.

Note 6: Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	December 31,
	2018	2017
Premises	$13,244	$12,434
Furniture and equipment	5,606	5,238
Premises and equipment	$18,850	$17,672
Accumulated depreciation	(10,204)	(9,451)
Premises and equipment, net	$8,646	$8,221

Depreciation expense for the years ended December 2018, 2017 and 2016 amounted to $766, $805 and $801, respectively. In December 2017, the Company sold its Marion branch office and realized a gain on the sale of fixed assets of $134.

The Company leases certain branch facilities under noncancellable operating leases. The future minimum lease payments under these leases (with initial or remaining lease terms in excess of one year) as of December 31, 2018 are as follows: $346 in 2019, $192 in 2020, $172 in 2021, $175 in 2022, $177 in 2023 and $872 thereafter.

Note 7: Deposits

The aggregate amounts of time deposits in denominations of $250 or more at December 31, 2018 and 2017 were $14,277 and $14,283, respectively. At December 31, 2018 the scheduled maturities of time deposits are as follows:

2019	53,455
2020	40,653
2021	2,593
2022	2,327
2023	2,771
Thereafter	---
Total time deposits	$101,799

At December 31, 2018 and 2017, overdraft demand deposits reclassified to loans totaled $240 and $255, respectively.

Note 8: Employee Benefit Plans

401(k) Plan

The Company has a Retirement Accumulation Plan qualifying under IRS Code Section 401(k), in which NBI, NBB and NBFS are participating employers. Eligible participants may contribute up to 100% of their total annual compensation to the plan, subject to certain limits based on federal tax laws. Employee contributions are matched by the employer based on a percentage of an employee’s total annual compensation contributed to the plan. For the years ended December 31, 2018, 2017 and 2016, the Company contributed $364, $340 and $315, respectively, to the plan.

Employee Stock Ownership Plan

The Company has a non-leveraged Employee Stock Ownership Plan (ESOP) which enables employees of NBI and its subsidiaries who have one year of service and who have attained the age of 21 prior to the plan’s January 1 and July 1 enrollment dates to own NBI common stock. Contributions to the ESOP, which are not mandatory, are determined annually by the Board of Directors. Contribution expense amounted to $300, $200 and $150 in the years ended December 31, 2018, 2017 and 2016, respectively. Dividends on ESOP shares are charged to retained earnings. As of December 31, 2018, the number of shares held by the ESOP was 192,250. All shares held by the ESOP are treated as outstanding in computing the Company’s basic net income per share. Upon reaching age 55 with ten years of plan participation, a vested participant has the right to diversify 50% of his or her allocated ESOP shares and NBI or the ESOP, with the agreement of the Trustee, is obligated to purchase those shares. The ESOP contains a put option which allows a withdrawing participant to require the Company or the ESOP, if the plan administrator agrees, to purchase his or her allocated shares if the shares are not readily tradable on an established market at the time of distribution.

Salary Continuation Plan

The Company has a non-qualified Salary Continuation Plan for certain key officers. The plan provides the participating officers with supplemental retirement income, payable for the greater of 15 years after retirement or the officer’s lifetime. The expense accrued for the plans in 2018, 2017, and 2016, based on the present value of the retirement benefits, amounted to $255, $272, and $242, respectively. The plan is unfunded. However bank-owned life insurance has been acquired on the life of the key employees in amounts sufficient to discharge the obligations of the agreement.

Defined Benefit Plan

The Company’s defined benefit pension plan covers substantially all employees. The plan benefit formula is based upon the length of service of retired employees and a percentage of qualified W-2 compensation during their final years of employment. Information pertaining to activity in the plan is as follows:

	December 31,
	2018	2017	2016
Change in benefit obligation
Projected benefit obligation at beginning of year	$23,492	$21,059	$20,427
Service cost	868	692	694
Interest cost	802	743	757
Actuarial loss	(423)	1,417	198
Benefits paid	(1,051)	(419)	(1,017)
Projected benefit obligation at end of year	$23,688	$23,492	$21,059

Change in plan assets
Fair value of plan assets at beginning of year	$23,428	$17,038	$16,131
Actual return on plan assets	(591)	2,302	1,113
Employer contribution	---	4,507	811
Benefits paid	(1,051)	(419)	(1,017)
Fair value of plan assets at end of year	$21,786	$23,428	$17,038

Funded status at the end of the year	$(1,902)	$(64)	$(4,021)

Amounts recognized in the Consolidated Balance Sheet
Deferred tax asset	$399	$13	$1,407
Other liabilities	(1,902)	(64)	(4,021)
Total amounts recognized in the Consolidated Balance Sheet	$(1,503)	$(51)	$(2,614)

Amounts recognized in accumulated other comprehensive (loss), net
Net loss	$(9,107)	$(7,923)	$(8,250)
Prior service cost	230	340	449
Deferred tax asset	1,864	1,592	2,730
Amount recognized	$(7,013)	$(5,991)	$(5,071)

 (continued)

Accrued/Prepaid benefit cost, net
Benefit obligation	$(23,688)	$(23,492)	$(21,059)
Fair value of assets	21,786	23,428	17,038
Unrecognized net actuarial loss	9,107	7,923	8,250
Unrecognized prior service cost	(230)	(340)	(449)
Deferred tax liability	(1,465)	(1,579)	(1,323)
Prepaid benefit cost included in other assets	$5,510	$5,940	$2,457

Components of net periodic benefit cost
Service cost	$868	$692	$694
Interest cost	802	743	757
Expected return on plan assets	(1,601)	(1,097)	(1,110)
Amortization of prior service cost	(110)	(110)	(110)
Recognized net actuarial loss	585	540	572
Net periodic benefit cost	$544	$768	$803

Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net (gain) loss	$1,184	$(328)	$(377)
Amortization of prior service cost	110	110	110
Deferred income tax expense (benefit)	(272)	46	93
Total recognized	$1,022	$(172)	$(174)

Total recognized in net periodic benefit cost and other comprehensive loss	$1,838	$550	$536

Weighted average assumptions at end of the year
Discount rate used for net periodic pension cost	3.50%	4.00%	4.00%
Discount rate used for disclosure	4.00%	3.50%	4.00%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	3.00%	3.00%	3.00%

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

Fair value measurements of the pension plan’s assets at December 31, 2018 follow:

	Fair Value Measurements at December 31, 2018
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Cash	$1,917	$1,917	$	---	$	---
Equity securities:
U. S. companies	8,782	8,782		---		---
International companies	471	471		---		---
Equities mutual funds (1)	2,174	2,174		---		---
U. S. government agencies and corporations	50	---		50		---
State and political subdivisions	202	---		202		---
Corporate bonds – investment grade (2)	8,190	---		8,190		---
Total pension plan assets	$21,786	$13,344		$8,442	$	---

(1)	This category comprises actively managed equity funds invested in large-cap and mid-cap U.S. companies.
(2)	This category represents investment grade bonds of U.S. issuers from diverse industries.

	Fair Value Measurements at December 31, 2017
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Cash	$4,454	$4,454	$	---	$	---
Equity securities:
U. S. companies	9,892	9,892		---		---
International companies	106	106		---		---
Equities mutual funds (1)	1,962	1,962		---		---
U. S. government agencies and corporations	51	---		51		---
State and political subdivisions	231	---		231		---
Corporate bonds – investment grade (2)	6,732	---		6,732		---
Total pension plan assets	$23,428	$16,414		$7,014	$	---

(1)	This category comprises actively managed equity funds invested in large-cap and mid-cap U.S. companies.
(2)	This category represents investment grade bonds of U.S. issuers from diverse industries.

The Company’s required minimum pension contribution for 2019 has not yet been determined.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

	2019		$4,315
	2020		$1,687
	2021		$768
	2022		$1,289
	2023		$844
2024	-	2028	$8,306

Note 9: Income Taxes

The Company files United States federal income tax returns, and Virginia, West Virginia and North Carolina state income tax returns. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2015.

Allocation of income tax expense between current and deferred portions is as follows:

	Years ended December 31,
	2018	2017	2016
Current	$2,942	$2,943	$3,934
Deferred expense (benefit)	(382)	1,790	18
Deferred tax adjustment for enacted change in tax rate	---	1,560	---
Total income tax expense	$2,560	$6,293	$3,952

Income tax expense for 2017 includes a downward adjustment of net deferred tax assets in the amount of $1,560, recorded as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017.  The Company’s marginal tax rate prior to the enactment of the Act is 35%. Effective January 1, 2018, the Company’s tax rate is 21%.

The following is a reconciliation of the “expected” income tax expense, computed by applying the U.S. Federal income tax rate of 21% to 2018 income before tax expense and 35% to 2017 and 2016 income before income tax expense, with the reported income tax expense:

	Years ended December 31,
	2018	2017	2016
Computed “expected” income tax expense	$3,929	$7,135	$6,613
Tax impact of enacted change in tax rate	---	1,560	---
Tax-exempt interest income	(1,255)	(2,144)	(2,234)
Nondeductible interest expense	69	89	92
Other, net	(183)	(347)	(519)
Reported income tax expense	$2,560	$6,293	$3,952

The components of net deferred tax assets, included in other assets, are as follows:

	December 31,
	2018	2017
Deferred tax assets:
Allowance for loan losses and unearned fee income	$1,683	$1,773
Valuation allowance on other real estate owned	223	156
Defined benefit plan	1,864	1,592
Deferred compensation and other liabilities	1,308	863
Discount accretion of securities	---	---
Net unrealized loss on securities available for sale	1,348	984
Total deferred tax assets	$6,426	$5,368

Deferred tax liabilities:
Fixed assets	$(365)	$(388)
Deposit intangibles	(1,169)	(1,059)
Defined benefit plan, prepaid portion	(1,465)	(1,579)
Discount accretion of securities	(70)	(2)
Total deferred tax liabilities	(3,069)	(3,028)
Net deferred tax assets	$3,357	$2,340

During 2018, the company re-designated its securities held to maturity as available for sale. The unrealized gain or loss on the re-designated securities is now recognized in accumulated other comprehensive income and the tax effects are included in deferred tax assets, net unrealized loss on securities available for sale.

The Company has determined that a valuation allowance for the gross deferred tax assets is not necessary at December 31, 2018 and 2017.

Note 10: Restrictions on Dividends

The Company’s principal source of funds for dividend payments is dividends received from its subsidiary bank. For the years ended December 31, 2018, 2017 and 2016, dividends received from the subsidiary bank were $9,419, $8,141 and $9,071, respectively. National Bankshares Financial Services provided $350 in dividends to Bankshares in 2016.

Substantially all of Bankshares’ retained earnings are undistributed earnings of its sole banking subsidiary, which are restricted by various regulations administered by federal bank regulatory agencies. Bank regulatory agencies restrict, unless prior approval is obtained, the total dividend payments of a bank in any calendar year to the bank’s retained net income of that year to date, as defined, combined with its retained net income of the preceding two years, less any required transfers to surplus. At December 31, 2018, NBB’s retained net income, which was free of such restriction, amounted to approximately $19,979.

Note 11: Minimum Regulatory Capital Requirement

In August, 2018, the Federal Reserve updated the Small Bank Holding Company Policy Statement (“the Statement”), in compliance with The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (“EGRRCPA”). The Statement, among other things, exempts bank holding companies that fall below a certain asset threshold from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements. The interim final rule expands the exemption to bank holding companies with consolidated total assets of less than $3 billion. Prior to August 2018, the statement exempted bank holding companies with consolidated total assets of less than $1 billion. As a result of the interim final rule, the Company qualifies as of August, 2018 as a small bank holding company and is no longer subject to regulatory capital requirements on a consolidated basis.

The subsidiary bank continues to be subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective on January 1, 2015 (subject to a phase-in period continuing through January 1, 2019 for certain provisions). Basel III Capital Rules established quantitative measures to ensure capital adequacy. The rules set forth minimum amounts and ratios for Common Equity Tier 1 capital (“CET1”), Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted quarterly average assets (as defined).

The Bank’s CET1 capital include common stock and related surplus and retained earnings. Basel III Capital Rules provide an option to exclude components of accumulated other comprehensive income (loss) from CET1 capital. Once made, the election is final and cannot be changed. The Bank elected to exclude components of accumulated other comprehensive income from CET1 capital.

Tier 1 Capital includes CET1 capital and additional Tier 1 capital components. At December 31, 2018 and 2017, the Bank did not hold any additional Tier 1 capital beyond CET1 capital.

Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital includes the allowance for loan losses.

The Bank’s risk-weighted assets were $816,660 at December 31, 2018 and $805,656 as of December 31, 2017. Management believes, as of December 31, 2018 and 2017, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2018, the most recent notifications from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios, as set forth in the following tables. There are no conditions or events since these notifications that management believes have changed the Bank’s category.

The Bank’s capital amounts and ratios as of December 31, 2018 and 2017 are presented in the following tables.

	Actual		Minimum Capital Requirement(1)		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total capital (to risk weighted assets)	$202,238	24.764%	$80,645	9.875%	$81,666	10.000%
Tier 1 capital (to risk weighted assets)	$194,823	23.856%	$64,312	7.875%	$65,333	8.000%
Common Equity Tier 1 capital (to risk weighted assets)	$194,823	23.856%	$52,062	6.375%	$53,083	6.500%
Tier 1 capital (to average assets)	$194,823	15.788%	$49,359	4.000%	$61,699	5.000%

	Actual		Minimum Capital Requirement(1)		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Total capital (to risk weighted assets)	$195,903	24.316%	$74,523	9.250%	$80,566	10.000%
Tier 1 capital (to risk weighted assets)	$187,978	23.332%	$58,410	7.250%	$64,452	8.000%
Common Equity Tier 1 capital (to risk weighted assets)	$187,978	23.332%	$46,325	5.750%	$52,368	6.500%
Tier 1 capital (to average assets)	$187,978	15.254%	$49,293	4.000%	$61,616	5.000%

(1)

Except with regard to the Bank’s Tier 1 capital to average assets ratio, the minimum capital requirement includes the current phased-in portion of the Basel III Capital Rules capital conservation buffer (1.25%) which is added to the minimum capital requirements for capital adequacy purposes. The capital conservation buffer is being phased in through four equal annual installments of .0625% from 2016 to 2019, with full implementation in January 2019 (2.5%). The Bank’s capital conservation buffer must consist of additional CET1 above regulatory minimum requirement. Failure to maintain the prescribed levels would result in limitations on capital distributions and discretionary bonuses to executives.

Note 12: Condensed Financial Statements of Parent Company

Financial information pertaining only to NBI (Parent) is as follows:

Condensed Balance Sheets	December 31,
	2018	2017
Assets
Cash due from subsidiaries	$44	$46
Interest-bearing deposits	357	503
Investments in subsidiaries	189,692	184,336
Refundable income taxes	396	168
Other assets	841	820
Total assets	$191,330	$185,873

Liabilities and Stockholders’ Equity
Other liabilities	$1,092	$977
Stockholders’ equity	190,238	184,896
Total liabilities and stockholders’ equity	$191,330	$185,873

Condensed Statements of Income	Years Ended December 31,
	2018	2017	2016
Income
Dividends from subsidiaries	$9,419	$8,141	$9,421
Interest on securities – taxable	---	---	2
Realized securities gains, net	---	4	---
Other income	10	1,018	987
Total income	9,429	9,163	10,410
Expenses
Other expenses	1,244	1,986	1,992
Income before income tax benefit and equity in undistributed net income of subsidiaries	8,185	7,177	8,418
Applicable income tax benefit	308	383	628
Income before equity in undistributed net income of subsidiaries	8,493	7,560	9,046
Equity in undistributed net income of subsidiaries	7,658	6,532	5,896
Net income	$16,151	$14,092	$14,942

Condensed Statements of Cash Flows	Years ended December 31,
	2018	2017	2016
Cash Flows from Operating Expenses
Net income	$16,151	$14,092	$14,942
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(7,658)	(6,532)	(5,896)
Amortization of premiums and accretion of discounts, net	---	---	1
Gain on sale of securities	---	(4)	---
Net change in refundable income taxes due from subsidiaries	(228)	(146)	(223)
Net change in other assets	(109)	(156)	219
Net change in other liabilities	115	(40)	(227)
Net cash provided by operating activities	8,271	7,214	8,816

Cash Flows from Investing Activities
Net change in interest-bearing deposits	146	807	(1,140)
Maturities, sales and calls of securities available for sale	---	192	---
Maturities and calls of securities held to maturity	---	---	450
Capital distribution to subsidiary	---	(100)	---
Net cash provided by (used in) investing activities	146	899	(690)

Cash Flows from Financing Activities
Cash dividends paid	(8,419)	(8,141)	(8,071)
Net cash used in financing activities	(8,419)	(8,141)	(8,071)
Net change in cash	(2)	(28)	55
Cash due from subsidiaries at beginning of year	46	74	19
Cash due from subsidiaries at end of year	$44	$46	$74

Note 13: Financial Instruments with Off-Balance Sheet Risk

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

At December 31, 2018 and 2017, financial instruments outstanding whose contract amounts represent credit risk were:

	December 31,
	2018	2017
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$145,635	$161,222
Standby letters of credit	16,092	16,351
Mortgage loans sold with potential recourse	13,013	14,130

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

The Company originates mortgage loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2018, the Company originated $12,626 and sold $13,013 to investors, compared to $13,912 originated and $14,341 sold in 2017. Every contract with each investor contains certain recourse language. In general, the Company may be required to repurchase a previously sold mortgage loan if there is major noncompliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. Repurchase may also be required if necessary governmental loan guarantees are canceled or never issued, or if an investor is forced to buy back a loan after it has been resold as a part of a loan pool. In addition, the Company may have an obligation to repurchase a loan if the mortgagor defaults early in the loan term. This potential default period is approximately twelve months after sale of a loan to the investor.

At December 31, 2018, the Company had locked-rate commitments to originate mortgage loans amounting to approximately $915 and loans held for sale of $72. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any counterparty to fail to meet its obligations.

The Company maintains cash accounts in other commercial banks. The Company had $41 in deposits with correspondent institutions at December 31, 2018 that was not insured by the Federal Deposit Insurance Corporation.

Note 14: Concentrations of Credit Risk

The Company does a general banking business, serving the commercial and personal banking needs of its customers. NBB’s primary service area is defined as the counties of Montgomery, Giles, Carroll, Grayson, Pulaski, Tazewell, Smyth, Wythe, Roanoke and Washington and the cities of Galax, Radford and Roanoke in southwest Virginia, and Mercer, Monroe and McDowell counties in West Virginia. For loan purposes, our trade area also includes the Virginia cities of Roanoke, Salem and Bristol and counties of Botetourt and Craig, the southernmost tip of West Virginia adjacent to the counties of Giles, Buchanan, Russell and Bland, the North Carolina counties of Surry and Alleghany, and the Tennessee city of Bristol and counties of Washington and Sullivan. Substantially all of NBB’s loans are made in its primary service area. Additionally, the Company occasionally participates in loans in nearby higher growth metropolitan areas. Loans outside of the primary service area are a small percentage of the loan portfolio, are appropriately underwritten and are not considered out of trade area exceptions. The ultimate collectability of the bank’s loan portfolio and the ability to realize the value of any underlying collateral, if needed, is influenced by the economic conditions of the market area. The Company’s operating results are therefore closely correlated with the economic trends within this area.

Commercial real estate as of December 31, 2018 and 2017 represented approximately 50% and 51% of the loan portfolio, at $353,546 and $340,414, respectively. Included in commercial real estate are loans for college housing and professional office buildings that comprised $184,203 and $247,198 as of December 31, 2018 and 2017 respectively, corresponding to approximately 26% of the loan portfolio at December 31, 2018 and 37% of the loan portfolio at December 31, 2017. Loans secured by residential real estate were $175,456, or approximately 25% of the portfolio, and $166,965, or 25% of the portfolio at December 31, 2018 and 2017, respectively.

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

Note 15: Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. U.S. GAAP requires that valuation techniques maximize the use of the observable inputs and minimize the use of the unobservable inputs. U.S. GAAP also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three levels. These levels are:

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

Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Accounting guidance for fair value excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Consequently, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of December 31, 2018 and 2017:

		Fair Value Measurements at December 31, 2018 Using
Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$300,047	$	---	$300,047	$	---
States and political subdivisions	118,616		---	118,616		---
Mortgage-backed securities	628		---	628		---
Corporate debt securities	5,719		---	5,719		---
Total securities available for sale	$425,010	$	---	$425,010	$	---

		Fair Value Measurements at December 31, 2017 Using
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$307,719	$	---	$307,719	$	---
States and political subdivisions	16,834		---	16,834		---
Mortgage-backed securities	659		---	659		---
Corporate debt securities	6,175		---	6,175		---
Total securities available for sale	$331,387	$	---	$331,387	$	---

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2018 and 2017.

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

Loans measured using the fair value of collateral method may be categorized in Level 2 or Level 3. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. Most collateral is real estate. The Company bases collateral method fair valuation upon the “as-is” value of independent appraisals or evaluations. Valuations for impaired loans secured by residential 1-4 family properties with outstanding principal balances greater than $250 are based on an appraisal. Appraisals are also used to value impaired loans secured by commercial real estate with outstanding principal balances greater than $500. Collateral-method impaired loans secured by residential 1-4 family property with outstanding principal balances of $250 or less, or secured by commercial real estate with outstanding principal balances of $500 or less, are valued using an internal evaluation.

The value of real estate collateral is determined by a current (less than 24 months of age) appraisal or internal evaluation utilizing an income or market valuation approach. Appraisals conducted by an independent, licensed appraiser outside of the Company using observable market data is categorized as Level 2. If a current appraisal cannot be obtained prior to a reporting date and an existing appraisal is discounted to obtain an estimated value, or if declines in value are identified after the date of the appraisal, or if an appraisal is discounted for estimated selling costs, the valuation of real estate collateral is categorized as Level 3. Valuations derived from internal evaluations are categorized as Level 3. The value of business equipment is based upon an outside appraisal (Level 2) if deemed significant, or the net book value on the applicable business’ financial statements (Level 3) if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3).

As of December 31, 2018 and December 31, 2017, the fair value measurements for impaired loans with specific allocations were primarily based upon the present value of expected future cash flows.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

			Carrying value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
December 31, 2018	Impaired loans net of valuation allowance	$1,014	$	---	$	---	$1,014
December 31, 2017	Impaired loans net of valuation allowance	1,303		---		---	1,303

The following table presents information about Level 3 Fair Value Measurements for impaired loans.

Impaired Loans	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2018	Present value of cash flows	Discount rate	5.50%	-	7.25%	(6.05%)
December 31, 2017	Present value of cash flows	Discount rate	5.50%	-	13.25%	(5.92%)

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

The following table summarizes the Company’s other real estate owned that were measured at fair value on a nonrecurring basis during the period.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
December 31, 2018	Other real estate owned net of valuation allowance	$2,052	$	---	$	---	$2,052
December 31, 2017	Other real estate owned net of valuation allowance	2,817		---		---	2,817

The following table presents information about Level 3 Fair Value Measurements for December 31, 2018.

	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	0.00%(1)	–	6.00%	(0.12%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0.00%	-	50.05%	(1.45%)

The following table presents information about Level 3 Fair Value Measurements for December 31, 2017.

	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	2.00%(1)	–	6.01%	(4.72%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	1.68%	-	68.33%	(11.07%)

(1)

The Company markets other real estate owned both independently and with local realtors. Properties marketed by realtors are discounted by selling costs. Properties that the Company markets independently are not discounted by selling costs.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2018 and December 31, 2017. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government-supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity. Fair values for December 31, 2018 are estimated under the exit price notion in accordance with the prospective adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” Fair values for December 31, 2017 are estimated under the guidance in effect for that period, which did not require use of the exit price notion.

	December 31, 2018
		Estimated Fair Value
	Carrying Amount	Level 1		Level 2		Level 3
Financial assets:
Cash and due from banks	$12,882		$12,882	$	---	$	---
Interest-bearing deposits	43,491		43,491		---		---
Securities	425,010		---		425,010		---
Restricted securities	1,220		---		1,220		---
Mortgage loans held for sale	72		---		72		---
Loans, net	702,409		---		---		684,565
Accrued interest receivable	5,160		---		5,160		---
Bank-owned life insurance	34,657		---		34,657		---
Financial liabilities:
Deposits	$1,051,942	$	---		$950,143		$101,749
Accrued interest payable	89		---		89		---

	December 31, 2017
		Estimated Fair Value
	Carrying Amount	Level		Level 2		Level 3
Financial assets:
Cash and due from banks	$12,926		$12,926	$	---	$	---
Interest-bearing deposits	51,233		51,233		---		---
Securities	458,551		---		461,500		---
Restricted securities	1,200		---		1,200		---
Mortgage loans held for sale	260		---		260		---
Loans, net	660,144		---		---		656,399
Accrued interest receivable	5,297		---		5,297		---
Bank-owned life insurance	33,756		---		33,756		---
Financial liabilities:
Deposits	$1,059,734	$	---		$944,850		$113,053
Accrued interest payable	62		---		62		---

Note 16: Components of Accumulated Other Comprehensive Income (Loss)

The following table summarizes the activity related to each component of accumulated other comprehensive income (loss):

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$(2,667)	$(5,270)	$(7,937)
Unrealized holding loss on available for sale securities net of tax of ($431)	(800)	---	(800)
Reclassification adjustment, net of tax of ($65)	(121)	---	(121)
Net pension gain, net of tax of $132	---	271	271
Less amortization of prior service cost included in net periodic pension cost, net of tax of ($38)	---	(72)	(72)
Balance at December 31, 2016	$(3,588)	$(5,071)	$(8,659)
Unrealized holding gain on available for sale securities net of tax of $296	546	---	546
Reclassification adjustment, net of tax of ($4)	(6)	---	(6)
Net pension gain, net of tax of $115	---	213	213
Less amortization of prior service cost included in net periodic pension cost, net of tax of ($38)	---	(71)	(71)
Reclassification of stranded tax effects from change in tax rate	(656)	(1,062)	(1,718)
Balance at December 31, 2017	$(3,704)	$(5,991)	$(9,695)
Unrealized holding loss on available for sale securities net of tax of ($595)	(2,246)	---	(2,246)
Transfer from held-to-maturity to available-for-sale securities, net of tax of $237	891	---	891
Reclassification adjustment, net of tax of ($4)	(13)	---	(13)
Net pension loss, net of tax of ($249)	---	(936)	(936)
Less amortization of prior service cost included in net periodic pension cost, net of tax of ($24)	---	(86)	(86)
Balance at December 31, 2018	$(5,072)	$(7,013)	$(12,085)

The following table provides information regarding reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2018, 2017 and 2016:

	December 31,
	2018	2017	2016
Component of Accumulated Other Comprehensive Income (Loss)
Reclassification out of unrealized gains and losses on available-for-sale securities:
Realized securities gain, net	$(17)	$(10)	$(186)
Income tax benefit	(4)	(4)	(65)
Realized gain on available-for-sale securities, net of tax, reclassified out of accumulated other comprehensive income (loss)	$(13)	$(6)	$(121)
Amortization of defined benefit pension items:
Prior service costs(1)	$(110)	$(109)	$(110)
Income tax benefit	(24)	(38)	(38)
Amortization of defined benefit pension items, net of tax, reclassified out of accumulated other comprehensive income (loss)	$(86)	$(71)	$(72)

(1)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. (For additional information, see Note 8, "Employee Benefit Plans.")

Note 17. Intangible Assets and Goodwill

In accounting for goodwill and intangible assets, the Company conducts an impairment review at least annually and more frequently if certain impairment indicators are evident. Accounting guidance provides the option of performing a preliminary assessment of qualitative factors before performing more substantial testing for impairment. If the preliminary assessment indicates that it is more likely than not that fair value is below carrying value, a two-step test is employed to determine impairment. The Company opted not to perform the preliminary assessment and employed the two-step test to determine impairment. Based on the testing for impairment of goodwill and intangible assets, there were no impairment charges for 2018, 2017 or 2016.

Information concerning goodwill and intangible assets for years ended December 31, 2018 and 2017 is presented in the following table:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2018
Amortizable core deposit intangibles	$16,257	$16,257	$	---
Unamortizable goodwill	5,848	---		5,848
Intangible assets and goodwill	$22,105	$16,257		$5,848

December 31, 2017
Amortizable core deposit intangibles	$16,257	$16,207		$50
Unamortizable goodwill	5,848	---		5,848
Intangible assets and goodwill	$22,105	$16,207		$5,898

Note 18: Revenue Recognition

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

Other Service Charges and Fees

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

Credit and Debit Card Fees

Credit and debit card fees are primarily comprised of interchange fee income and, prior to mid-2017, merchant services income. The Company sold its merchant services income in mid-2017. Interchange fees are earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. The Company’s performance obligation for interchange fee income and merchant services income are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. In compliance with Topic 606, credit and debit card fee income is presented net of associated expense.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2018 and 2017.

	December 31,
	2018	2017	2016
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$2,678	$2,776	$2,458
Other service charges and fees	132	205	212
Credit and debit card fees	1,431	1,205	981
Trust income	1,565	1,530	1,346
Insurance and Investment (included within Other Income on the Consolidated Statements of Income)	460	398	415
Noninterest Income (in-scope of Topic 606)	$6,266	$6,114	$5,412
Noninterest Income (out-of-scope of Topic 606)	1,463	1,522	1,703
Total noninterest income	$7,729	$7,636	$7,115

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

National Bankshares, Inc.

Blacksburg, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of National Bankshares, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

/s/ YOUNT, HYDE & BARBOUR, P.C.

We have served as the Company’s auditor since 2000.

Winchester, Virginia

March 13, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

National Bankshares, Inc.

Blacksburg, Virginia

Opinion on the Internal Control over Financial Reporting

We have audited National Bankshares, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements of the Company, and our report dated March 13, 2019 expressed an unqualified opinion.

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

March 13, 2019

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's management evaluated, with the participation of the Company's principal executive officer and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of December 31, 2018 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

In order to ensure that the Company's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2018. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO, 2013) of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2018.

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

Name	Age	Offices and Positions Held	Year Elected an Officer/Director
F. Brad Denardo	66	National Bankshares, Inc.: President and Chief Executive Officer, September 1, 2017 to present; Executive Vice President, 2008 to August 31, 2017. The National Bank of Blacksburg: Chairman, September 2017 to Present; President & CEO, July 2014 to Present; Executive Vice President/Chief Operating Officer, 2002 to July 2014. National Bankshares Financial Services, Inc.: Chairman, President and CEO of National Bankshares Financial Services, Inc., September 1, 2017 to Present; Treasurer, June 2011 to Present.	1989
David K. Skeens	52	National Bankshares, Inc.: Treasurer and Chief Financial Officer, January 2009 to Present. The National Bank of Blacksburg: Senior Vice President/Operations & Risk Management & CFO, 2009 to Present; Senior Vice President/Operations & Risk Management, 2008-2009; Vice President/Operations & Risk Management, 2004-2008.	2009
Lara E. Ramsey	50	National Bankshares, Inc.: Corporate Secretary, June 1, 2016 to Present. National Bankshares, Inc.: Senior Vice President/Administration, June 2011 to Present. National Bankshares, Inc.: Vice President/Human Resources, January 2001 – June 2011.	2016
Paul M. Mylum	52	The National Bank of Blacksburg: Senior Vice President/Chief Lending Officer, August 2016 to Present. The National Bank of Blacksburg: Senior Vice President/Loans, August 2012—August 2016.	2012
Mark A. Smith	52	The National Bank of Blacksburg: Senior Vice President/Chief Credit Officer, April 2016 to October 2018.	2016
Rebecca M. Melton	48	The National Bank of Blacksburg: Senior Vice President/Chief Credit Officer, November 2018 to Present.	2018

Information with respect to the directors of Bankshares is set out under the caption “Election of Directors” of Bankshares’ Proxy Statement for the 2019 Annual Meeting of Stockholders to be held on May 14, 2019 (“Proxy Statement”) which information is incorporated herein by reference.

The Board of Directors of Bankshares has a standing audit committee made up entirely of independent directors, as that term is defined in the NASDAQ Stock Market Listing Rules. In 2018, Dr. Lewis chaired the Audit Committee and its members were Mr. Ball, Dr. Dooley, Mr. Reynolds and Mr. Webb. Each member of the Audit Committee has extensive business experience; however, the Committee has identified Dr. Lewis as its financial expert, since he has a professional background which involves financial oversight responsibilities. Dr. Lewis oversaw the preparation of financial statements in his past role as President of New River Community College. He previously served as the College’s Chief Financial Officer. The Audit Committee’s Charter is available on the Company’s web site at www.nationalbankshares.com.

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

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference to the information that appears under the headings “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and "Pay Ratio" in the Company’s Proxy Statement for the Annual Meeting of Shareholders.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference to the information that appears under the headings “Directors Independence and Certain Transactions with Officers and Directors” and “Election of Directors – Director Independence” in the Company’s Proxy Statement for the Annual Meeting of Shareholders. As of December 31, 2018 there were no shares available for issuance or exercise, and there are no equity compensation plans in effect.

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

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

The following consolidated financial statements of National Bankshares, Inc. are included in Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – As of December 31, 2018 and 2017

Consolidated Statements of Income – Years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Income – Years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows – Years ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules

Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or if the information is contained elsewhere in this Annual Report on Form

10-K.

(a) (3) Exhibits

A list of the exhibits filed or incorporated in this Annual Report by reference is as follows:

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Form 8K filed on July 9, 2014)
4	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(i)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on June 4, 1999)
*10(ii)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 11, 2015)
*10(iii)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 of Form 10Q for the period ended September 30, 2002)
*10(iv)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on March 11, 2015)
*10(v)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 99 of the Form 8K filed on February 8, 2006)
*10(vi)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 99 of the Form 8K filed on February 8, 2006)
*10(vii)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(viii)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on December 19, 2007)

*10(ix)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on December 19, 2007)
*10(x)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xi)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on June 12, 2008)
*10(xii)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(xiii)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xiv)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(xv)	Third Amendment, dated January 20 2012, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xvi)	Salary Continuation Agreement dated May 24, 2013 between The National Bank of Blacksburg and Paul A. Mylum	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 8, 2018)
*10(xvii)	Second Salary Continuation Agreement dated July 1, 2016 between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on July 20, 2016)
*10(xviii)	Salary Continuation Agreement dated February 6, 2006 between The National Bankshares, Inc. and Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
*10(xix)	First Amendment, dated December 19, 2007, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
*10(xx)	Second Amendment, dated June 12, 2008, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
*10(xxi)	Third Amendment, dated June 22, 2016, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
+21	Subsidiaries of the Registrant	Included herein
+23	Consent of Yount, Hyde & Barbour, P.C. to incorporation by reference of independent auditor’s report included in this Form 10-K, into registrant’s registration statement on Form S-8	Included herein
+31(i)	Section 906 Certification of Chief Executive Officer	Page 103
+31(ii)	Section 906 Certification of Chief Financial Officer	Page 104
+32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Page 105
+32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Page 106
+101

The following materials from National Bankshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

NATIONAL BANKSHARES, INC.

/s/ F. BRAD DENARDO
F. Brad Denardo President and Chief Executive Officer (Principal Executive Officer)

/s/ DAVID K. SKEENS
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Date: March 13, 2019

	Date	Title
/s/ L. J. BALL	03/13/2019	Director
L. J. Ball

/s/ F. B. DENARDO	03/13/2019	President and CEO, National Bankshares, Inc.
F. B. Denardo		Director

/s/ J. E. DOOLEY	03/13/2019	Director
J. E. Dooley

/s/ M.E. DYE	03/13/2019	Director
M. E. Dye

/s/ N. V. FITZWATER, III	03/13/2019	Director
N. V. Fitzwater, III

/s/ C. E. GREEN, III	03/13/2019	Director
C. E. Green, III

/s/ M. R. JOHNSON	03/13/2019	Director
M. R. Johnson

/s/ J. M. LEWIS	03/13/2019	Director
J. M. Lewis

/s/ M. G. MILLER	03/13/2019	Director
M. G. Miller
(continued)

/s/ W. A. PEERY	03/13/2019	Director
W. A. Peery

/s/ J. G. RAKES	03/13/2019	Chairman of the Board, National Bankshares, Inc.
J. G. Rakes		Director

/s/ G. P. REYNOLDS	03/13/2019	Director
G. P. Reynolds

/s/ J. C. THOMPSON	03/13/2019	Director
J. C. Thompson

/s/ J. L. WEBB, JR.	03/13/2019	Director
J. L. Webb, Jr.

Index of Exhibits

The following exhibits are filed with this Annual Report on Form 10-K.

Exhibit No.	Title	Page Number
21	Subsidiaries of the Registrant	Page 101
23	Consent of Yount, Hyde & Barbour, P.C.	Page 102
31(i)	Section 906 Certification of Chief Executive Officer	Page 103
31(ii)	Section 906 Certification of Chief Financial Officer	Page 104
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Page 105
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Page 106