Form 10-Q
period 2019-03-31
NATIONAL BANKSHARES INC
filed 2019-05-08
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [x] Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [x] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

[ ] Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock	Par Value $1.25	Trading Symbol NKSH	Exchange on which Registered NASDAQ	Outstanding shares at May 7, 2019 6,505,574

(This report contains 60 pages)

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Part I

Item 1. Financial Statements	Financial Information

National Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
(in thousands, except share and per share data)	2019	2018
Assets
Cash and due from banks	$15,332	$12,882
Interest-bearing deposits	53,381	43,491
Securities available for sale, at fair value	404,645	425,010
Restricted stock, at cost	1,220	1,220
Loans held for sale	602	72
Loans:
Loans, net of unearned income and deferred fees and costs	718,371	709,799
Less allowance for loan losses	(7,360)	(7,390)
Loans, net	711,011	702,409
Premises and equipment, net	8,830	8,646
Operating lease right-of-use asset	2,190	---
Accrued interest receivable	5,401	5,160
Other real estate owned, net	2,025	2,052
Goodwill	5,848	5,848
Bank-owned life insurance	34,876	34,657
Other assets	12,642	14,585
Total assets	$1,258,003	$1,256,032

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$199,449	$195,441
Interest-bearing demand deposits	608,227	616,527
Savings deposits	142,675	138,175
Time deposits	109,854	101,799
Total deposits	1,060,205	1,051,942
Accrued interest payable	140	89
Operating lease liability	2,192	---
Other liabilities	14,238	13,763
Total liabilities	1,076,775	1,065,794
Commitments and contingencies
Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	---	---
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding 6,505,574 shares at March 31, 2019 and 6,957,974 shares at December 31, 2018	8,132	8,698
Retained earnings	180,637	193,625
Accumulated other comprehensive loss, net	(7,541)	(12,085)
Total stockholders' equity	181,228	190,238
Total liabilities and stockholders' equity	$1,258,003	$1,256,032

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Three Months Ended March 31, 2019 and 2018

(Unaudited)

	March 31,	March 31,
(in thousands, except share and per share data)	2019	2018
Interest Income
Interest and fees on loans	$8,269	$7,532
Interest on interest-bearing deposits	259	172
Interest on securities – taxable	1,683	1,608
Interest on securities – nontaxable	927	1,172
Total interest income	11,138	10,484

Interest Expense
Interest on time deposits	297	121
Interest on other deposits	1,496	960
Total interest expense	1,793	1,081
Net interest income	9,345	9,403
Provision for (recovery of) loan losses	200	(472)
Net interest income after provision for (recovery of) loan losses	9,145	9,875

Noninterest Income
Service charges on deposit accounts	590	670
Other service charges and fees	52	33
Credit and debit card fees	309	344
Trust income	397	402
BOLI income	219	228
Other income	910	346
Realized securities gain, net	12	---
Total noninterest income	2,489	2,023

Noninterest Expense
Salaries and employee benefits	3,821	3,694
Occupancy, furniture and fixtures	465	472
Data processing and ATM	751	733
FDIC assessment	85	91
Intangible assets amortization	---	12
Net costs of other real estate owned	25	85
Franchise taxes	314	331
Write-down of insurance receivable	---	1,724
Other operating expenses	1,004	1,022
Total noninterest expense	6,465	8,164
Income before income taxes	5,169	3,734
Income tax expense	726	438
Net Income	$4,443	$3,296
Basic net income per common share	$0.65	$0.47
Fully diluted net income per common share	$0.65	$0.47
Weighted average number of common shares outstanding – basic and diluted	6,839,733	6,957,974
Dividends declared per common share	---	---

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2019 and 2018

(Unaudited)

	March 31,	March 31,
(in thousands)	2019	2018
Net Income	$4,443	$3,296

Other Comprehensive Income (Loss), Net of Tax
Unrealized holding gain (loss) on available for sale securities net of tax of $1,209 and ($706) for the periods ended March 31, 2019 and 2018, respectively	4,553	(2,655)
Reclassification adjustment for gain included in net income, net of tax of ($3) for the period ended March 31, 2019	(9)	---
Other comprehensive income (loss), net of tax	4,544	(2,655)
Total Comprehensive Income	$8,987	$641

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2019 and 2018

(Unaudited)

(in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2017	$8,698	$185,893	$(9,695)	$184,896
Net income	---	3,296	---	3,296
Other comprehensive loss, net of tax of ($706)	---	---	(2,655)	(2,655)
Balances at March 31, 2018	$8,698	189,189	(12,350)	185,537

Balances at December 31, 2018	$8,698	$193,625	$(12,085)	$190,238
Net income	---	4,443	---	4,443
Common stock repurchased, 452,400 shares	(566)	(17,431)	---	(17,997)
Other comprehensive income, net of tax of $1,206	---	---	4,544	4,544
Balances at March 31, 2019	$8,132	$180,637	$(7,541)	$181,228

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2019 and 2018

(Unaudited)

	March 31,	March 31,
(in thousands)	2019	2018
Cash Flows from Operating Activities
Net income	$4,443	$3,296
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	200	(472)
Depreciation of bank premises and equipment	173	203
Amortization of intangibles	---	12
Amortization of premiums and accretion of discounts, net	14	15
Gains on disposal of fixed assets	(2)	---
Gain on sales and calls of securities available for sale, net	(12)	---
Loss and write-down on other real estate owned, net	5	76
Increase in cash value of bank-owned life insurance	(219)	(228)
Origination of mortgage loans held for sale	(2,604)	(2,486)
Proceeds from sale of mortgage loans held for sale	2,113	2,788
Gain on sale of mortgage loans held for sale	(39)	(42)
Write-down of insurance receivable	---	1,724
Net change in:
Accrued interest receivable	(241)	(63)
Other assets	739	777
Accrued interest payable	51	(7)
Other liabilities	475	(69)
Net cash provided by operating activities	5,096	5,524

Cash Flows from Investing Activities
Net change in interest-bearing deposits	(9,890)	(25,338)
Proceeds from calls, principal payments, sales and maturities of securities available for sale	26,113	1,794
Proceeds from calls, principal payments and maturities of securities held to maturity	---	4,238
Purchase of securities available for sale	---	(10,973)
Net change in restricted stock	---	(21)
Purchase of loan participations	(189)	(1,521)
Collection of loan participations	3,150	16
Loan originations and principal collections, net	(11,861)	10,772
Proceeds from sale of other real estate owned	22	---
Recoveries on loans charged off	98	77
Proceeds from sale and purchases of premises and equipment, net	(355)	(102)
Net cash provided by (used in) investing activities	7,088	(21,058)
Cash Flows from Financing Activities
Net change in time deposits	8,055	(3,249)
Net change in other deposits	208	16,455
Common stock repurchased	(17,997)	---
Net cash (used in) provided by financing activities	(9,734)	13,206
Net change in cash and due from banks	2,450	(2,328)
Cash and due from banks at beginning of period	12,882	12,926
Cash and due from banks at end of period	$15,332	$10,598

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits	$1,742	$1,088
Income taxes paid	---	---

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for loan losses	$328	$139
Loans transferred to other real estate owned	---	---
Unrealized net gain (loss) on securities available for sale	5,750	(3,361)
Increase in operating lease right-of-use asset upon adoption of ASU 2016-02	684	---
Increase in operating lease liability upon adoption of ASU 2016-02	684	---

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

$ in thousands, except per share data

Note 1: General

The consolidated financial statements of National Bankshares, Inc. (“NBI”) and its wholly-owned subsidiaries, The National Bank of Blacksburg (“NBB”) and National Bankshares Financial Services, Inc. (“NBFS”) (collectively, the “Company”), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three month period ended March 31, 2019 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s 2018 Form 10-K.  The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.

Accounting Standards Adopted in 2019

ASU No. 2016-02, “Leases (Topic 842)”

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, the standard requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. For financial reporting purposes, the standard provides for a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach.

Subsequent to the issuance of ASU 2016-02, the FASB issued targeted updates to clarify specific implementation issues including ASU No. 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842,” ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” ASU No. 2018-20, “Leases (Topic 842): Narrow-Scope Improvements for Lessors,” and ASU No. 2019-01 “Leases (Topic 842): Codification Improvements.” One of the amendments in ASU 2018-11 provides an additional (and optional) transition method to adopt the standard. If elected, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with previous GAAP (Topic 840, Leases).

Upon adoption on January 1, 2019, the Company elected the prospective application approach provided by ASU 2018-11. There was no cumulative effect adjustment at adoption. The Company also elected certain practical expedients within the standard and did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases and did not reassess any initial direct costs for existing leases. The Company evaluated its existing leases as of January 1, 2019 and recognized a right-of-use asset and lease liability for leases with a remaining term greater than 12 months. The Company also recognized a right-of-use asset and lease liability for leases that commenced after January 1, 2019.

ASU No. 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities”

In March 2017, the FASB issued ASU 2017‐08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310‐20), Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Premiums on qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The ASU provided for adoption on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company adopted the ASU on January 1, 2019. Adoption did not have a material impact and no cumulative effect adjustment was recorded.

Note 2:     Loan Portfolio

The loan portfolio, excluding loans held for sale, was comprised of the following.

	March 31, 2019	December 31, 2018
Real estate construction	$41,156	$37,845
Consumer real estate	176,846	175,456
Commercial real estate	361,569	353,546
Commercial non real estate	45,312	46,535
Public sector and IDA	61,075	60,777
Consumer non real estate	32,998	36,238
Gross loans	718,956	710,397
Less unearned income and deferred fees and costs	(585)	(598)
Loans, net of unearned income and deferred fees and costs	$718,371	$709,799

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

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts will not be collected when due according to the contractual terms of the loan agreement. Impaired loans are those loans that have been modified in a troubled debt restructure (“TDR” or “restructure”) and larger, usually non-homogeneous loans that are in nonaccrual or exhibit payment history or financial status that indicate that collection probably will not occur when due according to the loan’s terms. Generally, impaired loans are given risk ratings that indicate higher risk, such as “classified” or “special mention.” Impaired loans are individually evaluated to determine appropriate reserves and are measured at the lower of the invested amount or the fair value. Impaired loans that are not troubled debt restructures and for which fair value measurement indicates an impairment loss are designated nonaccrual. A restructured loan that maintains current status for at least six months may be in accrual status. Please refer to the Company’s 2018 Form 10-K, Note 1: Summary of Significant Accounting Policies for additional information on evaluation of impaired loans and associated specific reserves, and policies regarding nonaccruals, past due status and charge-offs.

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

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows.

	Activity in the Allowance for Loan Losses for the Three Months Ended March 31, 2019
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2018	$398	$2,049	$2,798	$602	$583	$750	$210	$7,390
Charge-offs	---	(16)	(150)	---	---	(162)	---	(328)
Recoveries	---	---	12	---	---	86	---	98
Provision for (recovery of) loan losses	70	58	327	(27)	(58)	---	(170)	200
Balance, March 31, 2019	$468	$2,091	$2,987	$575	$525	$674	$40	$7,360

	Activity in the Allowance for Loan Losses for the Three Months Ended March 31, 2018
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2017	$337	$2,027	$3,044	$1,072	$419	$707	$319	$7,925
Charge-offs	---	---	---	---	---	(139)	---	(139)
Recoveries	---	---	12	7	---	58	---	77
Provision for (recovery of) loan losses	(42)	(98)	(266)	(163)	13	54	30	(472)
Balance, March 31, 2018	$295	$1,929	$2,790	$916	$432	$680	$349	$7,391

	Activity in the Allowance for Loan Losses for the Year Ended December 31, 2018
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2017	$337	$2,027	$3,044	$1,072	$419	$707	$319	$7,925
Charge-offs	---	(38)	---	(107)	---	(544)	---	(689)
Recoveries	---	3	49	22	---	161	---	235
Provision for (recovery of) loan losses	61	57	(295)	(385)	164	426	(109)	(81)
Balance, December 31, 2018	$398	$2,049	$2,798	$602	$583	$750	$210	$7,390

	Allowance for Loan Losses as of March 31, 2019
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate		Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$3	$	---	$129	$	---	$	---	$	---	$132
Collectively evaluated for impairment		468	2,088		2,987	446		525		674		40	7,228
Total		$468	$2,091		$2,987	$575		$525		$674		$40	$7,360

	Allowance for Loan Losses as of December 31, 2018
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate		Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$4	$	---	$135	$	---	$	---	$	---	$139
Collectively evaluated for impairment		398	2,045		2,798	467		583		750		210	7,251
Total		$398	$2,049		$2,798	$602		$583		$750		$210	$7,390

	Loans as of March 31, 2019
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$	---	$1,187	$4,151	$989	$	---	$10	$	---	$6,337
Collectively evaluated for impairment		41,156	175,659	357,418	44,323		61,075	32,988		---	712,619
Total		$41,156	$176,846	$361,569	$45,312		$61,075	$32,998	$	---	$718,956

	Loans as of December 31, 2018
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$	---	$1,452	$4,340	$1,015	$	---	$13	$	---	$6,820
Collectively evaluated for impairment		37,845	174,004	349,206	45,520		60,777	36,225		---	703,577
Total		$37,845	$175,456	$353,546	$46,535		$60,777	$36,238	$	---	$710,397

A summary of ratios for the allowance for loan losses follows.

	As of and for the
	Three Months Ended March 31,		Year Ended December 31,
	2019	2018	2018
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees and costs	1.02%	1.12%	1.04%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees and costs(1)	0.13%	0.04%	0.07%

(1)	Net charge-offs are on an annualized basis.

A summary of nonperforming assets follows.

	March 31,		December 31,
	2019	2018	2018
Nonperforming assets:
Nonaccrual loans	$294	$6	$311
Restructured loans in nonaccrual	3,440	2,758	3,109
Total nonperforming loans	3,734	2,764	3,420
Other real estate owned, net	2,025	2,741	2,052
Total nonperforming assets	$5,759	$5,505	$5,472
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.80%	0.83%	0.77%
Ratio of allowance for loan losses to nonperforming loans(1)	197.11%	267.40%	216.08%

(1)

The Company defines nonperforming loans as nonaccrual loans and restructured loans that are nonaccrual. Nonperforming loans do not include loans 90 days past due and still accruing or accruing restructured loans.

A summary of loans past due 90 days or more and impaired loans follows.

	March 31,				December 31,
	2019		2018		2018
Loans past due 90 days or more and still accruing		$55		$52	$35
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees and costs		0.01%		0.01%	0.00%
Accruing restructured loans		$1,995		$7,890	$2,552
Impaired loans:
Impaired loans with no valuation allowance		$5,212		$10,233	$5,667
Impaired loans with a valuation allowance		1,125		1,448	1,153
Total impaired loans		$6,337		$11,681	$6,820
Valuation allowance		(132)		(169)	(139)
Impaired loans, net of allowance		$6,205		$11,512	$6,681
Average recorded investment in impaired loans(1)		$6,597		$11,754	$9,788
Interest income recognized on impaired loans, after designation as impaired		$49		$120	$250
Amount of income recognized on a cash basis	$	---	$	---	$ ---

(1)      Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

Nonaccrual loan relationships that meet the Company’s balance threshold of $250 and all TDRs are designated as impaired. The Company also designates as impaired other loan relationships that meet the Company’s balance threshold of $250 and for which the Company does not expect to collect according to the note’s contractual terms. No interest income was recognized on nonaccrual loans for the three months ended March 31, 2019 or March 31, 2018 or for the year ended December 31, 2018.

A detailed analysis of investment in impaired loans and associated reserves, segregated by loan class follows.

	Impaired Loans as of March 31, 2019
	Principal Balance	Total Recorded Investment(1)	Recorded Investment(1) for Which There is No Related Allowance	Recorded Investment(1) for Which There is a Related Allowance		Related Allowance
Consumer Real Estate(2)
Residential closed-end first liens	$493	$478	$478	$	---	$	---
Residential closed-end junior liens	139	139	---		139		3
Investor-owned residential real estate	580	570	570		---		---
Commercial Real Estate(2)
Multifamily	476	469	469		---		---
Commercial real estate, owner-occupied	1,201	1,199	1,199		---		---
Commercial real estate, other	2,867	2,483	2,483		---		---
Commercial Non Real Estate(2)
Commercial and industrial	993	989	3		986		129
Consumer Non Real Estate(2)
Automobile	10	10	10		---		---
Total	$6,759	$6,337	$5,212		$1,125		$132

(1)     Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2)     Only classes with impaired loans are shown.

	Impaired Loans as of December 31, 2018
	Principal Balance	Total Recorded Investment(1)	Recorded Investment(1) for Which There is No Related Allowance	Recorded Investment(1) for Which There is a Related Allowance		Related Allowance
Consumer Real Estate(2)
Residential closed-end first liens	$728	$719	$719	$	---	$	---
Residential closed-end junior liens	144	143	---		143		4
Investor-owned residential real estate	593	590	590		---		---
Commercial Real Estate(2)
Multifamily real estate	485	483	483		---		---
Commercial real estate, owner occupied	1,363	1,363	1,363		---		---
Commercial real estate, other	2,867	2,494	2,494		---		---
Commercial Non Real Estate(2)
Commercial and industrial	1,018	1,015	5		1,010		135
Consumer Non Real Estate(2)
Automobile	13	13	13		---		---
Total	$7,211	$6,820	$5,667		$1,153		$139

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

The following tables show the average recorded investment and interest income recognized for impaired loans.

	For the Three Months Ended March 31, 2019
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Residential closed-end first liens	$710	$9
Residential closed-end junior liens	142	2
Investor-owned residential real estate	570	9
Commercial Real Estate(2)
Multifamily real estate	471	7
Commercial real estate, owner occupied	1,207	5
Commercial real estate, other	2,484	11
Commercial Non Real Estate(2)
Commercial and industrial	1,002	6
Consumer Non Real Estate(2)
Automobile	11	---
Total	$6,597	$49

(1)      Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2)     Only classes with impaired loans are shown.

	For the Three Months Ended March 31, 2018
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction(2)
Construction 1-4 family residential	$839	$38
Consumer Real Estate(2)
Residential closed-end first liens	3,387	10
Residential closed-end junior liens	253	3
Investor-owned residential real estate	323	4
Commercial Real Estate(2)
Multifamily real estate	372	4
Commercial real estate, owner occupied	2,648	50
Commercial real estate, other	2,384	---
Commercial Non Real Estate(2)
Commercial and industrial	939	11
Consumer Non Real Estate
Automobile	609	---
Total	$11,754	$120

(1)     Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2)     Only classes with impaired loans are shown.

	For the Year Ended December 31, 2018
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Residential closed-end first liens	$1,202	$41
Residential closed-end junior liens	159	9
Investor-owned residential real estate	808	23
Commercial Real Estate(2)
Multifamily real estate	491	20
Commercial real estate, owner occupied	3,038	75
Commercial real estate, other	2,744	54
Commercial Non Real Estate(2)
Commercial and industrial	1,326	27
Consumer Non Real Estate(2)
Automobile	20	1
Total	$9,788	$250

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

An analysis of past due and nonaccrual loans follows.

March 31, 2019
	30 – 89 Days Past Due and Accruing	90 or More Days Past Due		90 or More Days Past Due and Accruing		Nonaccruals(2)
Real Estate Construction(1)
Construction, other	$20	$	---	$	---	$	---
Consumer Real Estate(1)
Residential closed-end first liens	1,225		41		19		270
Residential closed-end junior liens	176		---		---		---
Investor-owned residential real estate	---		240		---		240
Commercial Real Estate(1)
Multifamily real estate	---		---		---		181
Commercial real estate, owner-occupied	---		262		---		560
Commercial real estate, other	---		---		---		2,483
Commercial Non Real Estate(1)
Commercial and industrial	91		1		1		---
Consumer Non Real Estate(1)
Credit cards	6		3		3		---
Automobile	261		31		31		---
Other consumer loans	43		1		1		---
Total	$1,822		$579		$55		$3,734

(1)     Only classes with past-due or nonaccrual loans are shown.

(2)     Includes current and past due loans in nonaccrual status. Includes impaired loans in nonaccrual status.

December 31, 2018
	30 – 89 Days Past Due and Accruing	90 or More Days Past Due	90 or More Days Past Due and Accruing		Nonaccruals(2)
Consumer Real Estate(1)
Residential closed-end first liens	$647	$119	$	---	$278
Residential closed-end junior liens	11	---		---	---
Investor-owned residential real estate	---	---		---	451
Commercial Real Estate(1)
Multifamily real estate	291	192		---	192
Commercial real estate, owner occupied	325	---		---	---
Commercial real estate, other	---	---		---	2,494
Commercial Non Real Estate(1)
Commercial and industrial	10	2		2	5
Consumer Non Real Estate(1)
Credit cards	5	---		---	---
Automobile	296	29		29	---
Other consumer loans	50	4		4	---
Total	$1,635	$346		$35	$3,420

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

Determination of risk grades was completed for the portfolio as of March 31, 2019 and December 31, 2018.

The following displays collectively-evaluated loans by credit quality indicator.

March 31, 2019

	Pass(1)	Special Mention(1)		Classified(1)
Real Estate Construction
Construction, 1-4 family residential	$8,436	$	---	$	---
Construction, other	32,700		20		---
Consumer Real Estate
Equity lines	16,290		39		97
Closed-end first liens	91,442		1,085		1,116
Closed-end junior liens	4,075		---		---
Investor-owned residential real estate	61,508		7		---
Commercial Real Estate
Multifamily residential real estate	98,155		---		---
Commercial real estate owner-occupied	125,961		72		32
Commercial real estate, other	133,198		---		---
Commercial Non Real Estate
Commercial and industrial	44,193		86		44
Public Sector and IDA
States and political subdivisions	61,075		---		---
Consumer Non Real Estate
Credit cards	5,445		---		---
Automobile	15,615		71		53
Other consumer	11,785		11		8
Total	$709,878		$1,391		$1,350

(1)     Excludes impaired, if any.

    The following displays collectively-evaluated loans by credit quality indicator.

December 31, 2018

	Pass(1)	Special Mention(1)		Classified(1)
Real Estate Construction
Construction, 1-4 family residential	$9,264	$	---	$	---
Construction, other	28,560		21		---
Consumer Real Estate
Equity lines	16,026		38		---
Closed-end first liens	92,253		994		582
Closed-end junior liens	3,954		---		---
Investor-owned residential real estate	60,157		---		---
Commercial Real Estate
Multifamily residential real estate	98,582		---		---
Commercial real estate owner-occupied	123,225		211		32
Commercial real estate, other	127,156		---		---
Commercial Non Real Estate
Commercial and industrial	45,420		54		46
Public Sector and IDA
States and political subdivisions	60,777		---		---
Consumer Non Real Estate
Credit cards	5,724		---		---
Automobile	18,598		133		71
Other consumer	11,691		4		4
Total	$701,387		$1,455		$735

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

Troubled Debt Restructurings

From time to time the Company modifies loans in troubled debt restructurings. Total troubled debt restructurings amounted to $5,435 at March 31, 2019, $5,661 at December 31, 2018, and $10,648 at March 31, 2018.

During the three month period ended March 31, 2019, no loans were modified into a troubled debt restructuring.

The following table presents restructurings by class that occurred during the three month period ended March 31, 2018.

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

The Company analyzed its TDR portfolio for loans that defaulted during the three month periods ended March 31, 2019 and March 31, 2018, and that were modified within 12 months prior to default. The Company defines default as one or more payments that occur more than 90 days past the due date, charge-offs, or foreclosure after the date of restructuring. Of the Company's TDRs at March 31, 2019, seven consumer real estate loans totaling $263, all part of one relationship, defaulted within 12 months of modification. The impairment measurement is based upon the fair value of collateral, less estimated cost to sell, and resulted in no allocation. One commercial real estate loan defaulted within 12 months of modification. The impairment measurement is based upon the fair value of collateral, less estimated cost to sell, and resulted in no allocation. All of the defaulted loans are in nonaccrual status and the Company is working with the borrowers to recover its investment. Of the restructured loans that defaulted during the three month periods ended March 31, 2018, none were modified within 12 months prior to default.

Note 4: Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type are as follows.

	March 31, 2019
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$291,215	$987	$2,860	$289,342
States and political subdivisions	109,556	1,506	248	110,814
Mortgage-backed securities	550	46	---	596
Corporate debt securities	3,992	1	100	3,893
Total securities available for sale	$405,313	$2,540	$3,208	$404,645

	December 31, 2018
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$306,264	$449	$6,666	$300,047
States and political subdivisions	118,564	1,218	1,166	118,616
Mortgage-backed securities	586	42	---	628
Corporate debt securities	6,014	---	295	5,719
Total securities available for sale	$431,428	$1,709	$8,127	$425,010

The amortized cost and fair value of single maturity securities available for sale at March 31, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity.

	March 31, 2019
	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$62,607	$62,459
Due after one year through five years	174,190	172,334
Due after five years through ten years	82,061	82,551
Due after ten years	86,455	87,301
Total securities available for sale	$405,313	$404,645

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

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity as of March 31, 2018 follows:

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

	March 31, 2019
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$941	$1	$235,610	$2,859
States and political subdivisions	556	84	12,300	164
Corporate debt securities	---	---	2,893	100
Total	$1,497	$85	$250,803	$3,123

	December 31, 2018
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$17,730	$216	$259,992	$6,450
States and political subdivisions	16,882	352	20,758	814
Corporate debt securities	4,842	194	876	101
Total	$39,454	$762	$281,626	$7,365

The Company had 266 securities with a fair value of $252,300 that were temporarily impaired at March 31, 2019.  The total unrealized loss on these securities was $3,208. Of the temporarily impaired total, 264 securities with a fair value of $250,803 and an unrealized loss of $3,123 have been in a continuous loss position for twelve months or more. The Company has determined that these securities are temporarily impaired at March 31, 2019 for the reasons set out below.

U.S. Government agencies. The unrealized losses of $2,859 on US Government agency securities stemmed from 239 securities with a fair value of $235,610. The unrealized losses were caused by interest rate and market fluctuations. The contractual term of the investment does not permit the issuer to settle the security at a price less than the cost basis of the investment. The Company is monitoring bond market trends to develop strategies to address unrealized losses. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of the amortized cost basis, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired.

States and political subdivisions. This category’s unrealized loss of $164 on 22 securities with a fair value of $12,300 is primarily the result of interest rate and market fluctuations. The Company reviewed financial statements and cash flows for each of the securities in continuous loss position for more than 12 months. The Company’s analysis determined that the unrealized losses are primarily the result of interest rate and market fluctuations and not associated with impaired financial status. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments and it is not likely that the Company will be required to sell any of the investments before recovery of its amortized cost basis, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Corporate debt securities. The unrealized loss of $100 on three corporate debt securities with a fair value of $2,893 was caused by market and interest rate fluctuations and is not associated with impaired financial status. The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company does not consider the investments to be other-than-temporarily impaired.

Restricted stock. The Company held restricted stock of $1,220 as of March 31, 2019 and December 31, 2018. Restricted stock is reported separately from available-for-sale securities and held-to-maturity securities. As a member of the Federal Reserve and the Federal Home Loan Bank (“FHLB”) of Atlanta, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital, current borrowings, and a percentage of qualifying assets. The Company purchases stock from or sells stock back to the correspondents based on their calculations. The stock is held by member institutions only and is not actively traded.

Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. In addition to dividends, NBB also benefits from its membership with FHLB through eligibility to borrow from the FHLB, using as collateral NBB’s capital stock investment in the FHLB and qualifying NBB real estate mortgage loans totaling $522,582 at March 31, 2019. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at March 31, 2019, management did not determine any impairment.

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

Note 6: Defined Benefit Plan

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended March,
	2019	2018
Service cost	$200	$217
Interest cost	221	200
Expected return on plan assets	(365)	(400)
Amortization of prior service cost	(27)	(27)
Recognized net actuarial loss	158	146
Net periodic benefit cost	$187	$136

The service cost component of net periodic benefit cost is included in salaries and employee benefits expense in the consolidated statements of income. All other components are included in other noninterest expense in the consolidated statements of income.

2019 Plan Year Employer Contribution

For the three months ended March 31, 2019, the Company did not make a contribution to the Plan.

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.

		Fair Value Measurements at March 31, 2019 Using
Description	Balance as of March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$289,342	$	---	$289,342	$	---
States and political subdivisions	110,814		---	110,814		---
Mortgage-backed securities	596		---	596		---
Corporate debt securities	3,893		---	3,893		---
Total securities available for sale	$404,645	$	---	$404,645	$	---

		Fair Value Measurements at December 31, 2018 Using
Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$300,047	$	---	$300,047	$	---
States and political subdivisions	118,616		---	118,616		---
Mortgage-backed securities	628		---	628		---
Corporate debt securities	5,719		---	5,719		---
Total securities available for sale	$425,010	$	---	$425,010	$	---

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at March 31, 2019 or December 31, 2018.

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

The following table summarizes the Company’s impaired loans that were measured at fair value on a nonrecurring basis at March 31, 2019 and at December 31, 2018.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
March 31, 2019	Impaired loans net of valuation allowance	$993	$	---	$	---	$993
December 31, 2018	Impaired loans net of valuation allowance	1,014		---		---	1,014

The following tables present information about Level 3 Fair Value Measurements for March 31, 2019 and December 31, 2018.

Impaired Loans	Valuation Technique	Unobservable Input	Range (Weighted Average)
March 31, 2019	Present value of cash flows	Discount rate	5.50%	–	7.25%	(5.82%)
December 31, 2018	Present value of cash flows	Discount rate	5.50%	–	7.25%	(6.05%)

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

The following table summarizes the Company’s other real estate owned that was measured at fair value on a nonrecurring basis.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
March 31, 2019	Other real estate owned net of valuation allowance	$2,025	$	---	$	---	$2,025
December 31, 2018	Other real estate owned net of valuation allowance	2,052		---		---	2,052

The following tables present information about Level 3 Fair Value Measurements for March 31, 2018 and December 31, 2018.

March 31, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	0.00%(1)	–	6.00%	(0.04%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0.00%	–	10.67%	(0.08%)

December 31, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	0.00%(1)	–	6.00%	(0.12%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0.00%	–	50.05%	(1.45%)

(1)

The Company markets other real estate owned both independently and with local realtors. Properties marketed by realtors are discounted by selling costs. Properties that the Company markets independently are not discounted by selling costs.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2019 and December 31, 2018. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government-supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity. Fair values are estimated using the exit price notion.

	March 31, 2019
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$15,332		$15,332	$	---	$	---
Interest-bearing deposits	53,381		53,381		---		---
Securities	404,645		---		404,645		---
Restricted securities	1,220		---		1,220		---
Loans held for sale	602		---		602		---
Loans, net	711,011		---		---		694,716
Accrued interest receivable	5,401		---		5,401		---
Bank-owned life insurance	34,876		---		34,876		---
Financial Liabilities:
Deposits	$1,060,205	$	---		$930,351		$109,801
Accrued interest payable	140		---		140		---

	December 31, 2018
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$12,882		$12,882	$	---	$	---
Interest-bearing deposits	43,491		43,491		---		---
Securities	425,010		---		425,010		---
Restricted securities	1,220		---		1,220		---
Loans held for sale	72		---		72		---
Loans, net	702,409		---		---		684,565
Accrued interest receivable	5,160		---		5,160		---
Bank-owned life insurance	34,657		---		34,657		---
Financial Liabilities:
Deposits	$1,051,942	$	---		$950,143		$101,749
Accrued interest payable	89		---		89		---

Note 8: Components of Accumulated Other Comprehensive Loss

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$(3,704)	$(5,991)	$(9,695)
Unrealized holding loss on available for sale securities, net of tax of ($706)	(2,655)	---	(2,655)
Balance at March 31, 2018	$(6,359)	$(5,991)	$(12,350)

Balance at December 31, 2018	$(5,072)	$(7,013)	$(12,085)
Unrealized holding gain on available for sale securities net of tax of $1,209	4,553	---	4,553
Reclassification adjustment, net of tax of ($3)	(9)		(9)
Balance at March 31, 2019	$(528)	$(7,013)	$(7,541)

Note 9: Revenue Recognition

The Company recognizes revenue from contracts with customers. Noninterest revenue streams such as service charges on deposit accounts, other service charges and fees, credit and debit card fees, trust income, and annuity and insurance commissions is recognized in accordance with ASC Topic 606. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as financial guarantees, derivatives, and certain credit card fees are outside the scope of the guidance. Noninterest revenue streams within the scope of Topic 606 are discussed below.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2019 and 2018.

	March 31,	March 31,
	2019	2018
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$590	$670
Other service charges and fees	52	33
Credit and debit card fees	309	344
Trust income	397	402
Insurance and Investment (included within Other Income on the Consolidated Statements of Income)	136	91
Noninterest Income (in-scope of Topic 606)	$1,484	$1,540
Noninterest Income (out-of-scope of Topic 606)	1,005	483
Total noninterest income	$2,489	$2,023

Note 10: Leases

On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The Company elected the prospective application approach provided by ASU 2018-11 and did not adjust prior periods for ASC 842. There was no cumulative effect adjustment at adoption. The Company also elected certain practical expedients within the standard and did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases and did not reassess any initial direct costs for existing leases. Prior to adoption, all of the Company’s leases were classified as operating leases and remain operating leases at adoption. As stated in to the Company’s 2018 Form 10-K, Note 1 Summary of Significant Accounting Policies, the implementation of the new standard resulted in recognition of a right-of-use asset and offsetting lease liability of $684 for leases existing at the date of adoption.

Contracts that commence subsequent to adoption are evaluated to determine whether they are or contain a lease in accordance with Topic 842. The Company has elected the practical expedient provided by Topic 842 not to allocate consideration in a contract between lease and non-lease components. The Company also elected, as provided by the standard, not to recognize right-of-use assets and lease liabilities for short-term leases, defined by the standard as leases with terms of 12 months or less. Since adoption, the Company entered into three new operating leases and recognized right-of-use assets and lease liabilities.

Lease liabilities represent the Company’s obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows. Cash flows are discounted at the Company’s incremental borrowing rate in effect at the commencement date of the lease. Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and if applicable, prepaid rent, initial direct costs and any incentives received from the lessor.

Lease payments

Lease payments for short-term leases are recognized as lease expense on a straight-line basis over the lease term, or for variable lease payments, in the period in which the obligation was incurred. Payments for leases with terms longer than twelve months are included in the determination of the lease liability. Payments may be fixed for the term of the lease or variable. If the lease agreement provides a known escalator, such as a specified percentage increase per year or a stated increase at a specified time, the variable payment is included in the cash flows used to determine the lease liability. If the variable payment is based upon an unknown escalator, such as the consumer price index at a future date, the increase is not included in the cash flows used to determine the lease liability. Two of the Company’s leases provide known escalators that are included in the determination of the lease liability. The remaining leases do not have variable payments during the term of the lease.

Options to Extend, Residual Value Guarantees, and Restrictions and Covenants

Of the Company’s five leases, three leases offer the option to extend the lease term. Each of the three leases provides two options of five years each. For one of the leases, the Company is reasonably certain it will exercise one option of five years and has included the additional time and lease payments in the calculation of the lease liability. The lease agreement provides that the lease payment will increase at the exercise date based on the consumer price index-urban (“CPI-U”). Because the CPI-U at the exercise date is unknown, the increase is not included in the cash flows determining the lease liability. None of the Company’s leases provide for residual value guarantees and none provide restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The following tables present information about leases:

March 31, 2019
Lease liability	$2,192
Right-of-use asset	$2,190
Weighted average remaining lease term (in years)	7.83
Weighted average discount rate	3.19%

	For the Three Months Ended March 31,
	2019	2018
Lease Expense
Operating lease expense	$59	NR
Short-term lease expense	39	NR
Total lease expense	$98	$75

Cash paid for amounts included in lease liabilities	$56	NR
Right-of-use assets obtained in exchange for operating lease liabilities commencing during the period	$1,553	NR

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability:

Undiscounted Cash Flow the Period	As of March 31, 2019
Nine months ending December 31, 2019	$224
Twelve months ending December 31, 2020	294
Twelve months ending December 31, 2021	286
Twelve months ending December 31, 2022	289
Twelve months ending December 31, 2023	291
Twelve months ending December 31, 2024	294
Thereafter	848
Total undiscounted cash flows	$2,526
Less: discount	(334)
Lease liability	$2,192

The contracts in which the Company is lessee are with parties external to the company and not related parties. The Company has a small lease relationship with a director in which the Company is lessor.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollars in thousands, except per share data

The purpose of this discussion and analysis is to provide information about the financial condition and results of operations of National Bankshares, Inc. and its wholly-owned subsidiaries (the “Company”), which are not otherwise apparent from the consolidated financial statements and other information included in this report.  Please refer to the financial statements and other information included in this report as well as the 2018 Annual Report on Form 10-K for an understanding of the following discussion and analysis.

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
●

monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury, the Office of the Comptroller of the Currency, the Federal Reserve Board, the Consumer Financial Protection Bureau and the Federal Deposit Insurance Corporation, and the impact of any policies or programs implemented pursuant to financial reform legislation,

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

Non-GAAP Financial Measures

This report refers to certain financial measures that are computed under a basis other than GAAP (“non-GAAP”), including the net interest margin and the noninterest margin.

The net interest margin is calculated by dividing annualized taxable equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit is 21%. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below.

$ in thousands	Three months ended March 31,
	2019	2018
GAAP measures:
Interest and fees on loans	$8,269	$7,532
Interest on interest-bearing deposits	259	172
Interest and dividends on securities - taxable	1,683	1,608
Interest on securities - nontaxable	927	1,172
Total interest income	$11,138	$10,484

Interest on deposits	$1,793	$1,081
Net interest income	$9,345	$9,403

Non-GAAP measures:
Tax benefit on nontaxable loan income	$116	$88
Tax benefit on nontaxable securities income	251	317
Total tax benefit on nontaxable interest income	$367	$405
Total tax-equivalent net interest income	$9,712	$9,808
Total tax-equivalent net interest income, annualized	$39,388	$39,777

The noninterest margin is calculated by dividing noninterest expense (excluding the write-down of insurance receivable) less noninterest income (excluding recovery of insurance receivable and realized securities gain/loss, net), annualized, by average year-to-date assets. The reconciliation of adjusted noninterest income and adjusted noninterest expense, which are not measurements under GAAP, is reflected in the table below.

$ in thousands	Three months ended March 31,
	2019	2018
Noninterest expense under GAAP	$6,465	$8,164
Less: write-down of insurance receivable	---	(1,724)
Noninterest expense for ratio calculation, non-GAAP	$6,465	$6,440

Noninterest income under GAAP	$2,489	$2,023
Less: recovery of insurance receivable	(538)	---
Less: realized securities gains, net	(12)	---
Noninterest income for ratio calculation, non-GAAP	$1,939	$2,023

Net noninterest expense, non-GAAP	$4,526	$4,417
Net noninterest expense, non-GAAP, annualized	18,355	17,913
Average assets	$1,249,052	$1,246,071
Noninterest margin	1.47%	1.44%

The return on average assets and return on average equity are calculated by annualizing net income and dividing by average year-to-date assets or equity, respectively. When net income includes larger nonrecurring items, the annualization magnifies their effect. In order to reduce distortion within the ratios, the company adjusts net income for larger non-recurring items prior to annualization, and then nets the items against the annualized net income. The reconciliation of adjusted annualized net income, which is not a measurement under GAAP, is reflected in the table below.

The following table details the calculation of annualized net income for the return on average assets and the return on average equity:

	Three months ended March 31,
	2019	2018
Net Income	$4,443	$3,296
Items deemed non-recurring by management:
Insurance write-down in 2018, net of tax of $362	---	1,362
Provision reversal in 2018, net of tax of $99	---	(373)
Insurance recovery in 2019, net of tax of $113	(425)	---
Adjusted net income	4,018	4,285
Adjusted net income, annualized	16,295	17,378
Items deemed non-recurring by management:
Insurance write-down in 2018, net of tax of $362	---	(1,362)
Provision reversal in 2018, net of tax of $99	---	373
Insurance recovery in 2019, net of tax of $113	425	---
Annualized net income for ratio calculation	$16,720	$16,389

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

The estimate of the allowance for March 31, 2019 considered market and portfolio conditions during the first three months of 2019 as well as the levels of delinquencies and net charge-offs in the eight quarters prior to the quarter ended March 31, 2019. If the economy experiences a downturn, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see Note 3 to the consolidated financial statements and “Asset Quality,” and “Provision and Allowance for Loan Losses.”

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

NBB is community-oriented and offers a full range of retail and commercial banking services to individuals, businesses, non-profits and local governments from its headquarters in Blacksburg, Virginia and its twenty-four branch offices throughout southwest Virginia and one loan production office in Roanoke Virginia. NBB has telephone, mobile and internet banking and it operates twenty-three automated teller machines in its service area.

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

Consumer Loans. Consumer loans include loans secured by automobiles, loans to consumers secured by other non-real estate collateral and loans to consumers that are unsecured. Automobile loans include loans secured by new or used automobiles. We originate automobile loans on a direct basis. During 2018 and years prior, automobile loans were also originated on an indirect basis through selected dealerships. This program was discontinued in 2019. We require borrowers to maintain collision insurance on automobiles securing consumer loans. Our procedures for underwriting consumer loans include an assessment of an applicant’s overall financial capacity, including credit history and the ability to meet existing obligations and payments on the proposed loan. An applicant’s creditworthiness is the primary consideration, and if the loan is secured by an automobile or other collateral, the underwriting process also includes a comparison of the value of the collateral security to the proposed loan amount.

Other Products and Services

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

Performance Summary

The following table presents the Company’s key performance ratios for the three months ended March 31, 2019 and March 31, 2018 and the year ended December 31, 2018. The measures for March 31, 2019 and March 31, 2018 are annualized, except for basic earnings per share and fully diluted earnings per share.

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Twelve Months Ended December 31, 2018
Return on average assets (1)	1.34%	1.32%	1.29%
Return on average equity (1) (4)	8.92%	8.85%	8.65%
Basic earnings per share (4)	$0.65	$0.47	$2.32
Fully diluted earnings per share	$0.65	$0.47	$2.32
Net interest margin (2)	3.34%	3.38%	3.36%
Noninterest margin (3)	1.47%	1.44%	1.40%

(1)

Return on average assets and return on average equity are non-GAAP measures. Components of GAAP net income that are deemed non-recurring by management are removed prior to annualizing the adjusted net income. The adjusted net income is annualized. Items deemed non-recurring by management are added back to the annualized adjusted net income, and the total is divided by average assets for return on average assets, or divided by average equity for return on average equity.

(2)	Net interest margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets.
(3)

Noninterest margin: Noninterest expense (excluding non-recurring items, the provision for loan losses and income taxes) less noninterest income (excluding nonrecurring items and securities gains and losses) divided by average year-to-date assets.

(4)	During March 2019, The Company repurchased 452,400 shares under its publicly announced stock repurchase plan. The repurchase reduced shareholders equity by $17,997.

The annualized return on average assets increased 2 basis points for the three months ended March 31, 2019 compared with the three months ended March 31, 2018. The annualized return on average equity increased 7 basis points for the three months ended March 31, 2019 compared with the three months ended March 31, 2018.

The annualized net interest margin was 3.34% for the three months ended March 31, 2019, down 4 basis points from the 3.38% reported for the three months ended March 31, 2018. The primary factor driving the decrease in the net interest margin was the increase in interest expense for interest-bearing liabilities. Please refer to the discussion under Net Interest Income for further information.

The annualized noninterest margin worsened by 3 basis points when compared with the three month period ended March 31, 2018. Please refer to the discussions under noninterest income and noninterest expense for further information.

Growth

NBI’s key growth indicators are shown in the following table.

	March 31, 2019	December 31, 2018	Percent Change
Interest-bearing deposits	$53,381	$43,491	22.74%
Securities and restricted stock	405,865	426,230	(4.78)%
Loans, net	711,011	702,409	1.22%
Deposits	1,060,205	1,051,942	0.79%
Total assets	1,258,003	1,256,032	0.16%

Asset Quality

Key indicators of the Company’s asset quality are presented in the following table.

	March 31, 2019	March 31, 2018	December 31, 2018
Nonperforming loans	$3,734	$2,764	$3,420
Loans past due 90 days or more, and still accruing	55	52	35
Other real estate owned	2,025	2,741	2,052
Allowance for loan losses to loans	1.02%	1.12%	1.04%
Net charge-off ratio	0.13%	0.04%	0.07%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.80%	0.83%	0.77%
Ratio of allowance for loan losses to nonperforming loans	197.11%	267.40%	216.08%

The Company’s risk analysis at March 31, 2019 determined an allowance for loan losses of $7,360 or 1.02% of loans net of unearned income and deferred fees and costs, a decrease from $7,390 or 1.04% at December 31, 2018. The determination of the appropriate level for the allowance for loan losses resulted in a provision of $200 for the three months ended March 31, 2019, compared with a recovery for the three month period ended March 31, 2018 of $472. To determine the appropriate level of the allowance for loan losses, the Company considers credit risk for certain loans designated as impaired and for non-impaired (“collectively evaluated”) loans.

Individually evaluated impaired loans totaled $6,337 on a gross basis and $6,338 net of unearned income and deferred fees and costs, with specific allocations to the allowance for loan losses totaling $132 at March 31, 2019. Individually evaluated impaired loans at December 31, 2018 were $6,820 on a gross basis and $6,820 net of unearned income and deferred fees and costs, with specific allocations to the allowance for loan losses of $139. The specific allocation is determined based on criteria particular to each impaired loan.

Collectively evaluated loans totaled $712,619 on a gross basis and $712,033 net of unearned income and deferred fees and costs, with an allowance of $7,228 or 1.02% at March 31, 2019. At December 31, 2018, collectively evaluated loans totaled $703,577 on a gross basis and $702,979 net of unearned income and deferred fees and costs, with an allowance of $7,251 or 1.03%.

For collectively evaluated loans, the Company applies to each loan class a historical net charge-off rate, adjusted for qualitative factors that influence credit risk. Qualitative factors evaluated for impact to credit risk include economic measures, asset quality indicators, loan characteristics, and internal Bank policies and management.

Net charge-off rates for each class are averaged over 8 quarters (2 years) to determine the historical net charge off rate applied to each class of collectively evaluated loans. Net charge-offs for the three months ended March 31, 2019 were $230 or 0.13% (annualized) of average loans, an increase from $62 or 0.04% (annualized) for the three months ended March 31, 2018. The 8-quarter average historical loss rate applied to the calculation was 0.08% for March 31, 2019, .07% for December 31, 2018 and 0.14% for March 31, 2018. Increases in the net charge-off rate increase the required allowance for collectively-evaluated loans, while decreases in the net charge-off rate decrease the required allowance for collectively-evaluated loans.

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

Within the Company’s market area, the unemployment rate, the inventory of new and existing homes, and the number of business bankruptcy filings increased slightly from December 31, 2018, assessed as a slight negative impact to credit risk. The competitive, legal and regulatory environments remained at similar levels to December 31, 2018. The residential vacancy rate and personal bankruptcy filings improved slightly when compared to December 31, 2018.

The interest rate environment remained at the same level as at December 31, 2018. The Federal Reserve has raised rates 8 times between September 2016 and September 2018, in increments of 25 basis points. Through June 2018 the Company allocated to the ALLL an additional 2 basis points for each increase to account for the credit risk of increased debt service on adjustable rate loans. However, charge-off rates have dropped since 2016 and criticized assets have fallen substantially. The Federal Reserve's gradual and measured rate increases did not increase volatility and appear to have been absorbed by adjustable rate loans with no negative effect to credit risk. The allocation for credit risk was reduced to reflect the portfolio’s absorption of prior increases.

The Company considers other factors that impact credit risk, including the risk from changes in the legal and regulatory environments, changes to lending policies and loan review, and changes in management’s experience. Each of the factors remained at similar levels to December 31, 2018. Management examined the allocation to the allowance for the risk from changes in lending policies. The allocation reduced the allowance due to tightened underwriting standards implemented in 2017. Management deemed that the benefit from changes in 2017 would now be reflected in the historical loss rates and removed the allocation.

Asset quality indicators affect the level of the allowance for loan losses. Accruing loans past due 30-89 days were 0.25% of total loans, net of unearned income and deferred fees and costs at March 31, 2019, slightly above 0.23% at December 31, 2018. Accruing loans past due 90 days or more were 0.01% of total loans, net of unearned income and deferred fees and costs at March 31, 2019, and 0.0% at December 31, 2018. Nonaccrual loans at March 31, 2019 were 0.52% of total loans, net of unearned income and deferred fees and costs, an increase from 0.48% at December 31, 2018. Decreases in past due and nonaccrual loans reduce the required level of the allowance for loan losses, while increases in past due and nonaccrual loans increase the required level of the allowance for loan losses.

Levels of high risk loans are considered in the determination of the level of the allowance for loan loss. High risk loans are defined by the Company as loans secured by junior liens, interest-only loans and loans with a high loan-to-value ratio. A decrease in the level of high risk loans within a class decreases the required allocation for the loan class, and an increase in the level of high risk loans within a class increases the required allocation for the loan class. Total high risk loans rose $1,043 or 0.66% from the level at December 31, 2018, resulting in an increased allocation.

Loans rated “special mention” and “classified” (together, “criticized assets”) indicate heightened credit risk. Higher levels of criticized assets increase the required level of the allowance for collectively-evaluated loans, while lower levels of criticized assets reduce the required level of the allowance for collectively-evaluated loans. Loans rated special mention receive a 50% greater allocation for qualitative risk factors, and loans rated classified receive a 100% greater allocation for qualitative risk factors. A classified loss rate is also applied to classified loans, calculated as net charge offs divided by classified loans. Collectively evaluated loans rated “special mention” were $1,391 at March 31, 2019 and $1,455 at December 31, 2018. Collectively evaluated loans rated classified were $1,350 at March 31, 2019 and $735 at December 31, 2018.

The calculation of the appropriate level for the allowance for loan losses incorporates analysis of multiple factors and requires management’s prudent and informed judgment. The ratio of the allowance for loan losses to total loans, net of unearned income and deferred fees and costs at March 31, 2019 is 1.02%, a decrease from 1.04% at December 31, 2018. The ratio of the allowance for collectively-evaluated loan losses to collectively-evaluated loans, net of unearned income and deferred fees and costs was 1.02%, compared with 1.03% at December 31, 2018. Improvements from December 31, 2018 in the personal bankruptcy rate, residential vacancy and loans rated special mention, as well as a reduced allocation for the interest rate environment decreased the required level of the allowance for loan losses. Other indicators slightly offset the improvements, including a slight worsening in the unemployment levels, business bankruptcy, the inventory of homes, the level of classified loans, past due and nonaccrual loans and removal of a benefit for prior underwriting changes that are deemed to have been incorporated in other measures. Based on analysis of historical indicators, asset quality and economic factors, management believes the level of allowance for loan losses is reasonable for the credit risk in the loan portfolio.

The following table discloses the other real estate owned in physical possession and in process at each reporting date:

Other Real Estate Owned(1)	March 31, 2019	March 31, 2018	December 31, 2018
Real estate construction	$2,012	$2,425	$2,012
Consumer real estate	13	42	13
Commercial real estate	---	274	27
Total other real estate owned	$2,025	$2,741	$2,052

Loans in process of foreclosure	$496	$46	$140

(1)	Net of valuation allowance.

Other real estate owned decreased $27 from December 31, 2018 and $716 from March 31, 2018. As of March 31, 2019, loans secured by residential real estate totaling $496 are in various stages of foreclosure and may impact other real estate owned in future quarters. It is not possible to accurately predict the future total of other real estate owned because property sold at foreclosure may be acquired by third parties and NBB’s other real estate owned properties are regularly marketed and sold.

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

The Company codes modifications to assist in identifying troubled debt restructurings. The majority of modifications were granted for competitive reasons and did not constitute troubled debt restructurings. A description of modifications that did not result in troubled debt restructurings follows:

Three Months Ended March 31, 2019
Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Amount Modified (in thousands)
Rate reductions for competitive purposes	1	$842
Payment extensions for less than 3 months	23	536
Maturity date extensions of more than 3 months and up to 6 months	26	5,331
Maturity date extensions of more than 6 months and up to 12 months	80	7,280
Maturity date extensions of more than 12 months	1	304
Advances on non-revolving loans or capitalization	---	---
Change in amortization term or method	1	90
Change or release of collateral	10	270
Renewal of expired Home Equity Line of Credit loans for additional 10 years	5	95
Renewal of single-payment notes	35	946
Total modifications that do not constitute TDRs	182	$15,694

Three Months Ended March 31, 2018
Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Amount Modified (in thousands)
Rate reductions for competitive purposes	---	$	---
Payment extensions for less than 3 months	9		75
Maturity date extensions of more than 3 months and up to 6 months	30		3,931
Maturity date extensions of more than 6 months and up to 12 months	69		3,965
Maturity date extensions of more than 12 months	6		1,253
Advances on non-revolving loans or capitalization	3		685
Change in amortization term or method	4		786
Change or release of collateral	24		419
Renewal of expired Home Equity Line of Credit loans for additional 10 years	3		14
Renewal of single-payment notes	42		689
Total modifications that do not constitute TDRs	190		$11,817

Twelve Months Ended December 31, 2018
Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Amount Modified (in thousands)
Rate reductions for competitive purposes	18	$8,384
Payment extensions for less than 3 months	61	646
Maturity date extensions of more than 3 months and up to 6 months	134	22,663
Maturity date extensions of more than 6 months and up to 12 months	308	11,777
Maturity date extensions of more than 12 months	17	2,304
Advances on non-revolving loans or recapitalization	8	2,076
Change in amortization term or method	11	1,542
Change or release of collateral	43	783
Renewal of expired Home Equity Line of Credit loans for additional 10 years	20	300
Renewal of single-payment notes	138	2,862
Total modifications that do not constitute TDRs	758	$53,337

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

The Company’s TDRs were $5,435 at March 31, 2019, a decrease from $5,661 at December 31, 2018. Accruing TDR loans amounted to $1,995 at March 31, 2019 and $2,552 at December 31, 2018. TDRs with at least six months of current payment history may accrue interest.

	TDR Status as of March 31, 2019
			Accruing
	Total TDR Loans		Current		30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$	---	$	---	$	---	$	---	$	---
Consumer real estate		1,000		464		139		---		397
Commercial real estate		3,436		393		---		---		3,043
Commercial non real estate		989		989		---		---		---
Consumer non real estate		10		6		---		4		---
Total TDR Loans		$5,435		$1,852		$139		$4		$3,440

	TDR Status as of December 31, 2018
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Consumer real estate	$1,027	$417	$	---	$	---	$610
Commercial real estate	3,606	1,112		---		---	2,494
Commercial non real estate	1,015	1,010		---		---	5
Consumer non real estate	13	9		4		---	---
Total TDR Loans	$5,661	$2,548		$4	$	---	$3,109

Restructuring generally results in a loan with either lower payments or a maturity extended beyond that originally required, and is expected to result in a lower risk of loss associated with nonperformance than the pre-modified loan. The Company did not modify any during the three month period ended March 31, 2019 and modified two loans during the two month period ended March 31, 2018. Please refer to Note 3 for information on troubled debt restructurings.

Net Interest Income

The net interest income analysis for the three months ended March 31, 2019 and 2018 follows:

	Three Months Ended
	March 31, 2019			March 31, 2018
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)(4)	$710,291	$8,385	4.79%	$665,089	$7,620	4.65%
Taxable securities (5)(6)	315,221	1,683	2.17%	334,849	1,608	1.95%
Nontaxable securities (1)(5)	108,152	1,178	4.42%	131,331	1,489	4.60%
Interest-bearing deposits	44,246	259	2.37%	45,740	172	1.53%
Total interest-earning assets	$1,177,910	$11,505	3.96%	$1,177,009	$10,889	3.75%
Interest-bearing liabilities:
Interest-bearing demand deposits	$608,266	$1,404	0.94%	$612,831	$905	0.60%
Savings deposits	139,730	92	0.27%	141,171	55	0.16%
Time deposits	106,618	297	1.13%	114,116	121	0.43%
Total interest-bearing liabilities	$854,614	$1,793	0.85%	$868,118	$1,081	0.51%
Net interest income and interest rate spread		$9,712	3.11%		$9,808	3.24%
Net yield on average interest-earning assets			3.34%			3.38%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 21%.
(2)	Included in interest income are loan fees of $37 and $42 for the three months ended March 31, 2019 and 2018, respectively.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes loans held for sale.
(5)	Daily averages are shown at amortized cost.
(6)	Includes restricted stock.

The net interest margin decreased 4 basis points when the three month periods ended March 31, 2019 and March 31, 2018 are compared. The decrease in interest rate spread resulted from an increase in the cost of interest-bearing liabilities of 34 basis points, partially offset by an increase in tax-equivalent yield on interest-earning assets of 21 basis points when the three month periods ended March 31, 2019 and March 31, 2018 are compared.

The tax-equivalent yield on loans increased 14 basis point when the three month period ended March 31, 2019 is compared with the same period ended March 31, 2018. The yield on taxable securities increased 22 basis points when the three month period ended March 31, 2019 is compared with the same period ended March 31, 2018. The yield on nontaxable securities decreased 18 basis points when the three month periods ended March 31, 2019 and March 31, 2018 are compared.

The increase in the cost of interest-bearing liabilities came from an increase in deposit offering rates. The cost of interest-bearing demand deposits increased 34 basis points for the three month period ending March 31, 2019 when compared with the same period ended March 31, 2018. The cost of savings deposits increased 11 basis points and the cost of time deposits increased 70 basis points when the three month periods ended March 31, 2019 and March 31, 2018 are compared. The Company’s yield on earning assets and cost of funds are largely dependent on the interest rate environment.

Provision and Allowance for Loan Losses

The calculation of the allowance for loan losses resulted in a provision for loan losses of $200 for the three month period ended March 31, 2019, compared with a recovery of loan losses of $472, for the same period ended March 31, 2018. The provision for loan losses is the result of a detailed analysis to estimate an adequate allowance for loan losses. The ratio of the allowance for loan losses to total loans at March 31, 2019 was 1.02%, compared with 1.04% at December 31, 2018 and 1.12% at March 31, 2018. The net charge-off ratio was 0.13% (annualized) for the three months ended March 31, 2019, 0.04% (annualized) for the three months ended March 31, 2018 and 0.07% for the year ended December 31, 2018. See “Asset Quality” for additional information.

Noninterest Income

	Three Months Ended
	March 31, 2019	March 31, 2018	Percent Change
Service charges on deposits	$590	$670	(11.94)%
Other service charges and fees	52	33	57.58%
Credit and debit card fees	309	344	(10.17)%
Trust fees	397	402	(1.24)%
BOLI income	219	228	(3.95)%
Other income	910	346	163.01%
Realized securities gain, net	12	---	100.00%

Service charges on deposit accounts decreased 11.94% for the three month period ended March 31, 2019 when compared with the same period ended March 31, 2018. Other service charges and fees increased 57.58% when the three period ended March 31, 2019 is compared with the same period ended March 31, 2018. Other service charges include charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees for letters of credit and the income earned from commissions on the sale of credit life, accident and health insurance. Increased volume in letters of credit provided most of the increase. Service charges on deposits and other service charges and fees are subject to normal business fluctuation and are not due to changes in fee structure.

Credit and debit card fees are presented net of interchange expense. Credit and debit card fees decreased $35 for the three month period ended March 31, 2019 when compared with the same period last year. Credit and debit card fees are based on volume and other factors.

Income from trust fees decreased $5 for the three month period ended March 31, 2019, compared with the same period ended March 31, 2018. Trust income varies depending on the total assets held in trust accounts, the type of accounts under management and financial market conditions.

BOLI income decreased $9 for the three month period ended March 31, 2019 compared with the same period ended March 31, 2018.

Other income includes fees on the sale of secondary-market mortgages, net gains from the sale of fixed assets, revenue from investment and insurance sales and other miscellaneous components. These areas fluctuate with market conditions and competitive factors. Other income increased $564 for the three months ended March 31, 2019 when compared with the same period ended March 31, 2018. The Company recognized a recovery of $538 on a previously recognized insurance loss.

The Company realized a gain of $12 on the call and sale of securities during the three month period ended March 31, 2019. No gains on securities were realized during the first quarter of 2018. Net realized securities gains and losses are market driven.

Noninterest Expense

	Three Months Ended
	March 31, 2019	March 31, 2018	Percent Change
Salaries and employee benefits	$3,821	$3,694	3.44%
Occupancy, furniture and fixtures	465	472	(1.48)%
Data processing and ATM	751	733	2.46%
FDIC assessment	85	91	(6.59)%
Intangibles amortization	---	12	(100.00)%
Net costs of other real estate owned	25	85	(70.59)%
Franchise taxes	314	331	(5.14)%
Write-down of insurance receivable	---	1,724	(100.00)%
Other operating expenses	1,004	1,022	(1.76)%

Total noninterest expense decreased $1,699 or 20.81% for the three month period ended March 31, 2019 when compared with the same period of 2018. The decrease was largely driven by the write-down of the insurance receivable in the first quarter of 2018.

Salaries and employee benefits increased $127 or 3.44% for the three month period ended March 31, 2019 when compared with the same period in 2018. This expense category includes employee salaries, payroll taxes, insurance and fringe benefits, ESOP contribution accruals, the service component of net periodic pension cost, and salary continuation expenses.

Occupancy, furniture and fixtures expense decreased $7 or 1.48% when the three month periods ended March 31, 2019 and March 31, 2018 are compared.

Data processing and ATM expense increased $18 for the three month period ended March 31, 2019, compared with the same period in 2018, due to infrastructure upgrades.

FDIC assessment expense decreased $6 for the three month period ended March 31, 2019 when compared with the same period of 2018. The FDIC assessment is accrued based on a method provided by the FDIC. The calculation is based on average assets divided by average tangible equity and incorporates risk-based factors to determine the amount of the assessment.

Core deposit intangibles are the result of prior merger and acquisition activity and are amortized over a period of years. Amortization of the Company’s intangible assets was completed in 2018. This accounted for the decline in intangibles amortization expense of $12 for the three month period ended March 31, 2019, compared with the same period of 2018.

Net costs of other real estate owned decreased $60 for the three month period ended March 31, 2019, compared with the same period in 2018. The cost of other real estate owned includes maintenance costs as well as valuation write-downs and gains and losses on the sale of properties. The expense varies with the number of properties, the maintenance required and changes in the real estate market. OREO properties are accounted for at fair value less cost to sell upon foreclosure and are thereafter periodically appraised to determine market value. Declines in market value are recognized through valuation expense. There were no write downs on OREO properties during the three months ended March 31, 2019, compared with $76 for the three months ended March 31, 2018. The Company recognized a loss on the sale of OREO of $5 for the three months ended March 31, 2019. There were no losses on OREO sales for the same period in 2018.

Franchise tax expense decreased $17 or 5.14% when the three month period ended March 31, 2019 is compared with the three month period ended March 31, 2018. Franchise tax is primarily based on capital levels of the subsidiary bank.

The Company recognized an expense of $1,724 during the three month period ended March 31, 2018 to reduce and insurance receivable related to a cybersecurity breach. Please see the discussion under the section “Cybersecurity Risks and Incidents” below.

The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs, postage, charitable donations, losses and other expenses. Other operating expense decreased $18 or 1.76% for the three month period ended March 31, 2019, compared with the same period of 2018.

Cybersecurity Risks and Incidents

      The Company treats cybersecurity risk seriously. The Company has a program to identify, mitigate and manage its cybersecurity risks.  The program includes penetration testing and vulnerability assessment, technological defenses such as antivirus software, patch management, firewall management, email and web protections, an intrusion prevention system, a cybersecurity insurance policy which covers some but not all losses arising from cybersecurity breaches, as well as ongoing employee training.  The costs of these measures were $67 for the three months ended March 31, 2019 and $48 for the three months ended March 31, 2018. These costs are included in various categories of noninterest expense.

As disclosed in the Company’s December 31, 2018 10-K, the Company experienced two intrusions to its digital systems, one in May 2016 and one in January 2017. The Company retained two nationally recognized firms to investigate and remediate the intrusions and has adopted and implemented all of the recommendations provided through the investigations.

The financial impact of the attacks include the amount of the theft, as well as costs of investigation, remediation and litigation the Company pursued against the insurance carrier. During the first quarter of 2018, the Company recognized a write-down of the insurance receivable of $1,724.   Costs for legal consultation totaled $58 for the first three months of 2019 and $7 for the first three months of 2018.  The Company’s litigation against the insurance carrier was settled during the first quarter of 2019, subject to a non-disclosure agreement.  There has been no litigation against the Company to date associated with the breaches.

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

Income Tax

Income tax expense for the first three months of 2019 was $726, compared with $438 for the first three months of 2018. The Company’s statutory tax rate is 21%. The Company’s effective tax rate for the three month period ended March 31, 2019 was 14.05%, compared with 11.73% for the three month period ended March 31, 2018.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	March 31, 2019	December 31, 2018	Percent Change
Interest-bearing deposits	$44,246	$36,562	21.02%
Securities available for sale and restricted stock	417,970	400,694	4.31%
Securities held to maturity	---	55,116	(100.00)%
Loans, net	702,716	675,647	4.01%
Total assets	1,249,052	1,251,843	(0.22)%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$191,389	$192,440	(0.55)%
Interest-bearing demand deposits	608,266	606,766	0.25%
Savings deposits	139,730	140,918	(0.84)%
Time deposits	106,618	105,674	0.89%
Stockholders’ equity	187,429	186,637	0.42%

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

Loans

	March 31, 2019	December 31, 2018	Percent Change
Real estate construction loans	$41,156	$37,845	8.75%
Consumer real estate loans	176,846	175,456	0.79%
Commercial real estate loans	361,569	353,546	2.27%
Commercial non real estate loans	45,312	46,535	(2.63)%
Public sector and IDA	61,075	60,777	0.49%
Consumer non real estate	32,998	36,238	(8.94)%
Less: unearned income and deferred fees and costs	(585)	(598)	(2.17)%
Loans, net of unearned income and deferred fees and costs	$718,371	$709,799	1.21%

The Company’s loans, net of unearned income and deferred fees and costs increased $8,572 or 1.21% from $709,799 at December 31, 2018 to $718,371 at March 31, 2019. Real estate construction, consumer real estate, commercial real estate and public sector and IDA loans increased from December 31, 2018, while commercial non real estate and consumer non real estate loans decreased.

Deposits

	March 31, 2019	December 31, 2018	Percent Change
Noninterest-bearing demand deposits	$199,449	$195,441	2.05%
Interest-bearing demand deposits	608,227	616,527	(1.35)%
Saving deposits	142,675	138,175	3.26%
Time deposits	109,854	101,799	7.91%
Total deposits	$1,060,205	$1,051,942	0.79%

Total deposits increased $8,263 or 0.79% from $1,051,942 at December 31, 2018 to $1,060,205 at March 31, 2019. Increases in noninterest-bearing demand, savings deposits, and time deposits totaled $16,563 when March 31, 2019 is compared with December 31, 2018. These increases were offset by a decrease in interest-bearing demand deposits of $8,300 when March 31, 2019 is compared with December 31, 2018. The Company increased its offering rates during the fourth quarter of 2018. Deposits do not include any brokered deposits.

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse liquidity sources, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and Federal Home Loan Bank advances. At March 31, 2019, the bank did not have discount window borrowings, short-term borrowings, or FHLB advances.  To assure that short-term borrowing is readily available, the Company tests accessibility annually.

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

Regulatory capital levels at the subsidiary bank determine the Bank’s ability to use purchased deposits and the Federal Reserve discount window. At March 31, 2019, the Bank is considered well capitalized and does not have any restrictions on purchased deposits or borrowing ability at the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments, loan growth and share repurchase activity within the Company’s own stock. At March 31, 2019, the Company’s liquidity is sufficient to meet projected trends in these areas.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At March 31, 2019, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At March 31, 2019, the loan to deposit ratio was 67.76%. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

Capital Resources

Total stockholders’ equity at March 31, 2019 was $181,228, a decrease of $9,010 or 4.74%, from the $190,238 at December 31, 2018. In May 2018, the Company’s Board of Directors authorized a 100,000 share repurchase program and subsequently increased the authorization in February 2019 to a total of one million shares. The program does not require any specific number of share repurchases and expires May 31, 2019. During March 2019, the Company repurchased 452,400 shares under the program. The repurchase reduced shareholders equity by $17,997.

The Company’s subsidiary bank is subject to various capital requirements administered by banking agencies. Risk based capital ratios for the Bank are shown in the following tables.

	NBB	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservation Buffer
Common Equity Tier I Capital Ratio	21.76%	4.50%	7.00%
Tier I Capital Ratio	21.76%	6.00%	8.50%
Total Capital Ratio	22.66%	8.00%	10.50%
Leverage Ratio	14.39%	4.00%	4.00%

Risk-based capital ratios are calculated in compliance with FDIC rules based on Basel III capital requirements. Banks are subject to an additional capital conservation buffer in order to make capital distributions or discretionary bonus payments. The Bank’s ratios are well above the required minimums and the capital conservation buffer at March 31, 2019.

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

The Company sells mortgages on the secondary market. Our agreement with the purchaser provides for strict underwriting and documentation requirements. Violation of the representations and warranties of the agreement would entitle the purchaser to recourse provisions. The Company has determined that its risk in this area is not significant because of a low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of March 31, 2019. To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit.

There were no material changes in off-balance sheet arrangements during the three months ended March 31, 2019, except for normal seasonal fluctuations in the total of mortgage loan commitments.

Contractual Obligations

The Company had no finance lease or purchase obligations and no long-term debt at March 31, 2019. The Company adopted ASC 842, Leases, as of January 1, 2019. Operating lease right-of-use assets and liabilities, which are for buildings used in the Company’s day-to-day operations are recognized on the Consolidated Balance Sheet and have not changed materially from those which were disclosed in the Company’s 2018 Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income to adverse movement in interest rates. Interest rate shock analyses provide management with an indication of potential economic loss due to future rate changes. There have not been any changes which would significantly alter the results disclosed as of December 31, 2018 in the Company’s 2018 Form 10-K.

Item 4.  Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2019 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

Please refer to the “Risk Factors” previously disclosed in Item 1A of our 2018 Annual Report on Form 10-K and the factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” in Part I. Item 2 of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

Share repurchase activity during the three months ended March 31, 2019 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Number of Shares that May Yet Be Purchased Under the Program(1)
January 1, 2019 – January 31, 2019	---	---	---	250,000
February 1, 2019 – February 28, 2019	---	---	---	1,000,000
March 1, 2019 – March 31, 2019	452,400	39.78	452,400	547,600
Total	452,400	39.78	452,400

(1) In May 2018, the Company announced the Board of Directors had authorized a 100,000 share repurchase program. In November 2018, the Company announced that the Board of Directors increased its authorization to repurchase up to 250,000 shares. In February 2019, the Company announced that the Board of Directors increased its authorization to repurchase up to 1,000,000 shares. The program expires May 31, 2019. The Company’s share repurchase program does not obligate it to acquire any specific number of shares.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Index of Exhibits

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Form 8K filed on July 9, 2014)
4	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(i)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on June 4, 1999)
*10(ii)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 11, 2015)
*10(iii)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 of Form 10Q for the period ended September 30, 2002)
*10(iv)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on March 11, 2015)
*10(v)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 99 of the Form 8K filed on February 8, 2006)
*10(vi)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 99 of the Form 8K filed on February 8, 2006)
*10(vii)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(viii)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on December 19, 2007)
*10(ix)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on December 19, 2007)
*10(x)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xi)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on June 12, 2008)
*10(xii)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(xiii)	Second Amendment, dated September 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xiv)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(xv)	Third Amendment, dated January 20 2012, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xvi)	Salary Continuation Agreement dated May 24, 2013 between The National Bank of Blacksburg and Paul A. Mylum	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 8, 2018)
*10(xvii)	Second Salary Continuation Agreement dated July 1, 2016 between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on July 20, 2016)
*10(xviii)	Salary Continuation Agreement dated February 6, 2006 between The National Bankshares, Inc. and Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
*10(xix)	First Amendment, dated December 19, 2007, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
*10(xx)	Second Amendment, dated September 12, 2008, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
*10(xxi)	Third Amendment, dated September 22, 2016, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
+23	Consent of Yount, Hyde & Barbour, P.C. to incorporation by reference of independent auditor’s report included in this Form 10-K, into registrant’s registration statement on Form S-8	(incorporated herein by reference to Exhibit 23 of the Annual Report on Form 10K for fiscal year ended December 31, 2018)
+31(i)	Section 906 Certification of Chief Executive Officer	(included herewith)
+31(ii)	Section 906 Certification of Chief Financial Officer	(included herewith)
+32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	(included herewith)
+32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	(included herewith)
+101

The following materials from National Bankshares, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 are formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Statements of Income for the three month periods ended March 31, 2019 and 2018; (ii) Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2019 and 2018; (iii)Consolidated Balance Sheets at March 31, 2019 and December 31, 2018; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements.

(included herewith)

*     Indicates a management contract or compensatory plan.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

Date: May 8, 2019	/s/ F. Brad Denardo
F. Brad Denardo President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2019	/s/ David K. Skeens
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)