Form 10-Q
period 2019-06-30
NATIONAL BANKSHARES INC
filed 2019-08-07
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer [  ]       Accelerated filer [ ]       Non-accelerated filer [  ]

Smaller reporting company [x]        Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange act.

[ ] Yes   [ ] No

Note: the text of Form 10-Q does not, and this amendment will not, appear in the Code of Federal Regulations.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

[ ] Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock	Par Value $1.25	Trading Symbol NKSH	Exchange on which Registered NASDAQ	Outstanding shares at August 5, 2019 6,505,574

(This report contains 67 pages)

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Part I

Item 1. Financial Statements	Financial Information

     National Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
(in thousands, except share and per share data)	2019	2018
Assets
Cash and due from banks	$17,170	$12,882
Interest-bearing deposits	60,038	43,491
Securities available for sale, at fair value	396,347	425,010
Restricted stock, at cost	1,220	1,220
Loans held for sale	809	72
Loans:
Loans, net of unearned income and deferred fees and costs	729,559	709,799
Less allowance for loan losses	(7,304)	(7,390)
Loans, net	722,255	702,409
Premises and equipment, net	9,012	8,646
Operating lease right-of-use asset	2,131	---
Accrued interest receivable	5,192	5,160
Other real estate owned, net	2,025	2,052
Goodwill	5,848	5,848
Bank-owned life insurance	35,108	34,657
Other assets	12,362	14,585
Total assets	$1,269,517	$1,256,032

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$203,534	$195,441
Interest-bearing demand deposits	608,506	616,527
Savings deposits	143,024	138,175
Time deposits	114,733	101,799
Total deposits	1,069,797	1,051,942
Accrued interest payable	145	89
Operating lease liability	2,135	---
Other liabilities	13,592	13,763
Total liabilities	1,085,669	1,065,794
Commitments and contingencies

 (continued)

Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	---	---
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding 6,505,574 shares at June 30, 2019 and 6,957,974 shares at December 31, 2018	8,132	8,698
Retained earnings	180,272	193,625
Accumulated other comprehensive loss, net	(4,556)	(12,085)
Total stockholders' equity	183,848	190,238
Total liabilities and stockholders' equity	$1,269,517	$1,256,032

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Three Months Ended June 30, 2019 and 2018

(Unaudited)

	June 30,	June 30,
(in thousands, except share and per share data)	2019	2018
Interest Income
Interest and fees on loans	$8,460	$7,622
Interest on interest-bearing deposits	382	226
Interest on securities – taxable	1,603	1,746
Interest on securities – nontaxable	848	1,132
Total interest income	11,293	10,726

Interest Expense
Interest on time deposits	419	116
Interest on other deposits	1,495	1,029
Total interest expense	1,914	1,145
Net interest income	9,379	9,581
Provision for loan losses	55	342
Net interest income after provision for loan losses	9,324	9,239

Noninterest Income
Service charges on deposit accounts	607	694
Other service charges and fees	51	34
Credit and debit card fees	356	365
Trust income	371	374
BOLI income	232	228
Other income	231	173
Realized securities gain, net	8	---
Total noninterest income	1,856	1,868

Noninterest Expense
Salaries and employee benefits	3,802	3,545
Occupancy, furniture and fixtures	477	491
Data processing and ATM	789	607
FDIC assessment	82	90
Intangible assets amortization	---	12
Net costs of other real estate owned	3	164
Franchise taxes	333	320
Write-down of insurance receivable	---	287
Other operating expenses	967	908
Total noninterest expense	6,453	6,424
Income before income taxes	4,727	4,683
Income tax expense	733	642

 (continued)

Net Income	$3,994	$4,041
Basic net income per common share	$0.61	$0.58
Fully diluted net income per common share	$0.61	$0.58
Weighted average number of common shares outstanding – basic and diluted	6,505,574	6,957,974
Dividends declared per common share	0.67	0.58

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Three Months Ended June 30, 2019 and 2018

(Unaudited)

	June 30,	June 30,
(in thousands)	2019	2018
Net Income	$3,994	$4,041

Other Comprehensive Income, Net of Tax
Unrealized holding gain (loss) on available for sale securities net of tax of $795 and ($155) for the periods ended June 30, 2019 and 2018, respectively	2,991	(582)
Reclassification adjustment for gain included in net income, net of tax of ($2) for the period ended June 30, 2019	(6)	---
Unrealized holding gain on securities transferred from held to maturity to available for sale, net of tax of $237 for the period ended June 30, 2018	---	891
Other comprehensive income, net of tax	2,985	309
Total Comprehensive Income	$6,979	$4,350

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Six Months Ended June 30, 2019 and 2018

(Unaudited)

	June 30,	June 30,
(in thousands, except share and per share data)	2019	2018
Interest Income
Interest and fees on loans	$16,729	$15,154
Interest on interest-bearing deposits	641	398
Interest on securities – taxable	3,286	3,354
Interest on securities – nontaxable	1,775	2,304
Total interest income	22,431	21,210

Interest Expense
Interest on time deposits	716	237
Interest on other deposits	2,991	1,989
Total interest expense	3,707	2,226
Net interest income	18,724	18,984
Provision for (recovery of) loan losses	255	(130)
Net interest income after provision for (recovery of) loan losses	18,469	19,114

Noninterest Income
Service charges on deposit accounts	1,197	1,364
Other service charges and fees	103	67
Credit and debit card fees	665	709
Trust income	768	776
BOLI income	451	456
Other income	1,141	519
Realized securities gain, net	20	---
Total noninterest income	4,345	3,891

Noninterest Expense
Salaries and employee benefits	7,623	7,239
Occupancy, furniture and fixtures	942	963
Data processing and ATM	1,540	1,340
FDIC assessment	167	181
Intangible assets amortization	---	25
Net costs of other real estate owned	28	249
Franchise taxes	647	651
Write-down of insurance receivable	---	2,010
Other operating expenses	1,971	1,930
Total noninterest expense	12,918	14,588
Income before income taxes	9,896	8,417
Income tax expense	1,459	1,080

(continued)

Net Income	$8,437	$7,337
Basic net income per common share	$1.27	$1.05
Fully diluted net income per common share	$1.27	$1.05
Weighted average number of common shares outstanding – basic and diluted	6,669,853	6,957,974
Dividends declared per common share	0.67	0.58

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Six Months Ended June 30, 2019 and 2018

(Unaudited)

	June 30,	June 30,
(in thousands)	2019	2018
Net Income	$8,437	$7,337

Other Comprehensive Income (Loss), Net of Tax
Unrealized holding gain (loss) on available for sale securities net of tax of $2,003 and ($861) for the periods ended June 30, 2019 and 2018, respectively	7,545	(3,237)
Reclassification adjustment for gain included in net income, net of tax of ($4) for the period ended June 30, 2019	(16)	---
Unrealized holding gain on securities transferred from held to maturity to available for sale, net of tax of $237 for the period ended June 30, 2018	---	891
Other comprehensive income (loss), net of tax	7,529	(2,346)
Total Comprehensive Income	$15,966	$4,991

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three Months Ended June 30, 2019 and 2018

(in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at March 31, 2018	$8,698	$185,189	$(12,350)	$185,537
Net income	---	4,041	---	4,041
Dividends $0.58 per share	---	(4,036)	---	(4,036)
Other comprehensive loss, net of tax of $82	---	---	309	309
Balances at June 30, 2018	$8,698	189,194	(12,041)	185,851

Balances at March 31, 2019	$8,132	$180,637	$(7,541)	$181,228
Net income	---	3,994	---	3,994
Dividends $0.67 per share	---	(4,359)	---	(4,359)
Other comprehensive income, net of tax of $793	---	---	2,985	2,985
Balances at June 30, 2019	$8,132	$180,272	$(4,556)	$183,848

See accompanying notes to consolidated financial statements.

Six Months Ended June 30, 2019 and 2018

(in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2017	$8,698	$185,893	$(9,695)	$184,896
Net income	---	7,337	---	7,337
Dividends $0.58 per share	---	(4,036)	---	(4,036)
Other comprehensive loss, net of tax of ($624)	---	---	(2,346)	(2,346)
Balances at June 30, 2018	$8,698	189,194	(12,041)	185,851

Balances at December 31, 2018	$8,698	$193,625	$(12,085)	$190,238
Net income	---	8,437	---	8,437
Common stock repurchased, 452,400 shares	(566)	(17,431)	---	(17,997)
Dividends $0.67 per share	---	(4,359)	---	(4,359)
Other comprehensive income, net of tax of $1,999	---	---	7,529	7,529
Balances at June 30, 2019	$8,132	$180,272	$(4,556)	$183,848

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2019 and 2018

(Unaudited)

	June 30,	June 30,
(in thousands)	2019	2018
Cash Flows from Operating Activities
Net income	$8,437	$7,337
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	255	(130)
Depreciation of bank premises and equipment	358	411
Amortization of intangibles	---	25
Amortization of premiums and accretion of discounts, net	30	30
Gains on disposal of fixed assets	(6)	---
Gain on sales and calls of securities available for sale, net	(20)	---
Loss and write-down on other real estate owned, net	5	217
Gain on sale of repossessed assets, net	(4)	---
Increase in cash value of bank-owned life insurance	(451)	(456)
Origination of mortgage loans held for sale	(8,065)	(5,792)
Proceeds from sale of mortgage loans held for sale	7,444	5,016
Gain on sale of mortgage loans held for sale	(116)	(82)
Write-down of insurance receivable	---	2,010
Lease expense – Operating	4	---
Net change in:
Accrued interest receivable	(32)	(103)
Other assets	233	54
Accrued interest payable	56	(11)
Other liabilities	(171)	729
Net cash provided by operating activities	7,957	9,255

Cash Flows from Investing Activities
Net change in interest-bearing deposits	(16,547)	21,252
Proceeds from calls, principal payments, sales and maturities of securities available for sale	53,087	5,879
Proceeds from calls, principal payments and maturities of securities held to maturity	---	6,430
Purchase of securities available for sale	(14,906)	(24,263)
Net change in restricted stock	---	(21)
Purchase of loan participations	(587)	(7,117)
Collection of loan participations	3,184	456
Loan originations and principal collections, net	(22,889)	(16,473)
Proceeds from sale of other real estate owned	22	18
Proceeds from sale of repossessed assets	20	---
Recoveries on loans charged off	167	124
Proceeds from sale and purchases of premises and equipment, net	(719)	(947)
Net cash provided by (used in) investing activities	832	(14,662)

 (continued)

Cash Flows from Financing Activities
Net change in time deposits	12,934	(9,442)
Net change in other deposits	4,921	18,489
Common stock repurchased	(17,997)	---
Cash dividends paid	(4,359)	(4,036)
Net cash (used in) provided by financing activities	(4,501)	5,011
Net change in cash and due from banks	4,288	(396)
Cash and due from banks at beginning of period	12,882	12,926
Cash and due from banks at end of period	$17,170	$12,530

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits	$3,651	$2,237
Income taxes paid	1,301	224

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for loan losses	$508	$340
Unrealized net gain (loss) on securities available for sale	9,528	(2,970)
Unrealized net gain on securities transferred from held to maturity to available for sale	---	1,128
Fair value of securities transferred from held to maturity to available for sale	---	119,790
Increase in operating lease right-of-use asset upon adoption of ASU 2016-02	684	---
Increase in operating lease liability upon adoption of ASU 2016-02	684	---

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

$ in thousands, except per share data

Note 1: General

The consolidated financial statements of National Bankshares, Inc. (“NBI”) and its wholly-owned subsidiaries, The National Bank of Blacksburg (“NBB”) and National Bankshares Financial Services, Inc. (“NBFS”) (collectively, the “Company”), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the six month period ended June 30, 2019 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s 2018 Form 10-K.  The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.

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

Note 2:  Loan Portfolio

The loan portfolio, excluding loans held for sale, was comprised of the following.

	June 30, 2019	December 31, 2018
Real estate construction	$44,531	$37,845
Consumer real estate	178,440	175,456
Commercial real estate	368,110	353,546
Commercial non real estate	44,493	46,535
Public sector and IDA	60,854	60,777
Consumer non real estate	33,666	36,238
Gross loans	730,094	710,397
Less unearned income and deferred fees and costs	(535)	(598)
Loans, net of unearned income and deferred fees and costs	$729,559	$709,799

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

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows.

	Activity in the Allowance for Loan Losses for the Six Months Ended June 30, 2019
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2018	$398	$2,049	$2,798	$602	$583	$750	$210	$7,390
Charge-offs	---	(107)	(150)	---	---	(251)	---	(508)
Recoveries	---	---	24	---	---	143	---	167
Provision for (recovery of) loan losses	118	124	288	(123)	(54)	29	(127)	255
Balance, June 30, 2019	$516	$2,066	$2,960	$479	$529	$671	$83	$7,304

	Activity in the Allowance for Loan Losses for the Six Months Ended June 30, 2018
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2017	$337	$2,027	$3,044	$1,072	$419	$707	$319	$7,925
Charge-offs	---	---	---	(107)	---	(233)	---	(340)
Recoveries	---	2	25	10	---	87	---	124
Provision for (recovery of) loan losses	36	(29)	(78)	(215)	154	199	(197)	(130)
Balance, June 30, 2018	$373	$2,000	$2,991	$760	$573	$760	$122	$7,579

	Activity in the Allowance for Loan Losses for the Year Ended December 31, 2018
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2017	$337	$2,027	$3,044	$1,072	$419	$707	$319	$7,925
Charge-offs	---	(38)	---	(107)	---	(544)	---	(689)
Recoveries	---	3	49	22	---	161	---	235
Provision for (recovery of) loan losses	61	57	(295)	(385)	164	426	(109)	(81)
Balance, December 31, 2018	$398	$2,049	$2,798	$602	$583	$750	$210	$7,390

	Allowance for Loan Losses as of June 30, 2019
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$3	$2	$124	$	---	$	---	$	---	$129
Collectively evaluated for impairment		516	2,063	2,958	355		529		671		83	7,175
Total		$516	$2,066	$2,960	$479		$529		$671		$83	$7,304

	Allowance for Loan Losses as of December 31, 2018
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate		Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$4	$	---	$135	$	---	$	---	$	---	$139
Collectively evaluated for impairment		398	2,045		2,798	467		583		750		210	7,251
Total		$398	$2,049		$2,798	$602		$583		$750		$210	$7,390

	Loans as of June 30, 2019
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$	---	$1,573	$4,107	$964	$	---	$7	$	---	$6,651
Collectively evaluated for impairment		44,531	176,867	364,003	43,529		60,854	33,659		---	723,443
Total		$44,531	$178,440	$368,110	$44,493		$60,854	$33,666	$	---	$730,094

	Loans as of December 31, 2018
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$	---	$1,452	$4,340	$1,015	$	---	$13	$	---	$6,820
Collectively evaluated for impairment		37,845	174,004	349,206	45,520		60,777	36,225		---	703,577
Total		$37,845	$175,456	$353,546	$46,535		$60,777	$36,238	$	---	$710,397

A summary of ratios for the allowance for loan losses follows.

	As of and for the
	Six Months Ended June 30,		Year Ended December 31,
	2019	2018	2018
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees and costs	1.00%	1.10%	1.04%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees and costs(1)	0.10%	0.06%	0.07%

(1)	Net charge-offs are on an annualized basis.

A summary of nonperforming assets follows.

	June 30,			December 31,
	2019	2018		2018
Nonperforming assets:
Nonaccrual loans	$856	$	---	$311
Restructured loans in nonaccrual	3,406		2,687	3,109
Total nonperforming loans	4,262		2,687	3,420
Other real estate owned, net	2,025		2,582	2,052
Total nonperforming assets	$6,287		$5,269	$5,472
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.86%		0.76%	0.77%
Ratio of allowance for loan losses to nonperforming loans(1)	171.37%		282.06%	216.08%

(1)

The Company defines nonperforming loans as nonaccrual loans and restructured loans that are nonaccrual. Nonperforming loans do not include loans 90 days past due and still accruing or accruing restructured loans.

A summary of loans past due 90 days or more and impaired loans follows.

	June 30,				December 31,
	2019		2018		2018
Loans past due 90 days or more and still accruing		$50		$61	$35
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees and costs		0.01%		0.01%	0.00%
Accruing restructured loans		$1,954		$8,337	$2,552
Impaired loans:
Impaired loans with no valuation allowance		$5,167		$10,607	$5,667
Impaired loans with a valuation allowance		1,484		1,435	1,153
Total impaired loans		$6,651		$12,042	$6,820
Valuation allowance		(129)		(162)	(139)
Impaired loans, net of allowance		$6,522		$11,880	$6,681
Average recorded investment in impaired loans(1)		$6,703		$12,326	$9,788
Interest income recognized on impaired loans, after designation as impaired		$52		$239	$250
Amount of income recognized on a cash basis	$	---	$	---	$ ---

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

Nonaccrual loan relationships that meet the Company’s balance threshold of $250 and all TDRs are designated as impaired. The Company also designates as impaired other loan relationships that meet the Company’s balance threshold of $250 and for which the Company does not expect to collect according to the note’s contractual terms. No interest income was recognized on nonaccrual loans for the six months ended June 30, 2019 or June 30, 2018 or for the year ended December 31, 2018.

A detailed analysis of investment in impaired loans and associated reserves, segregated by loan class follows.

	Impaired Loans as of June 30, 2019
	Principal Balance	Total Recorded Investment(1)	Recorded Investment(1)for Which There is No Related Allowance	Recorded Investment(1) for Which There is a Related Allowance		Related Allowance
Consumer Real Estate(2)
Residential closed-end first liens	$889	$870	$870	$	---	$	---
Residential closed-end junior liens	132	132	---		132		3
Investor-owned residential real estate	580	571	571		---		---
Commercial Real Estate(2)
Multifamily	471	461	461		---		---
Commercial real estate, owner-occupied	1,196	1,179	790		389		2
Commercial real estate, other	2,867	2,467	2,467		---		---
Commercial Non Real Estate(2)
Commercial and industrial	968	964	1		963		124
Consumer Non Real Estate(2)
Automobile	7	7	7		---		---
Total	$7,110	$6,651	$5,167		$1,484		$129

(1)     Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2)     Only classes with impaired loans are shown.

	Impaired Loans as of December 31, 2018
	Principal Balance	Total Recorded Investment(1)	Recorded Investment(1) for Which There is No Related Allowance	Recorded Investment(1) for Which There is a Related Allowance		Related Allowance
Consumer Real Estate(2)
Residential closed-end first liens	$728	$719	$719	$	---	$	---
Residential closed-end junior liens	144	143	---		143		4
Investor-owned residential real estate	593	590	590		---		---
Commercial Real Estate(2)
Multifamily real estate	485	483	483		---		---
Commercial real estate, owner occupied	1,363	1,363	1,363		---		---
Commercial real estate, other	2,867	2,494	2,494		---		---
Commercial Non Real Estate(2)
Commercial and industrial	1,018	1,015	5		1,010		135
Consumer Non Real Estate(2)
Automobile	13	13	13		---		---
Total	$7,211	$6,820	$5,667		$1,153		$139

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

The following tables show the average recorded investment and interest income recognized for impaired loans.

	For the Six Months Ended June 30, 2019
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Residential closed-end first liens	$939	$7
Residential closed-end junior liens	198	12
Investor-owned residential real estate	447	1
Commercial Real Estate(2)
Multifamily real estate	466	5
Commercial real estate, owner occupied	1,187	15
Commercial real estate, other	2,467	---
Commercial Non Real Estate(2)
Commercial and industrial	990	12
Consumer Non Real Estate(2)
Automobile	9	---
Total	$6,703	$52

(1)     Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2)     Only classes with impaired loans are shown.

	For the Six Months Ended June 30, 2018
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction(2)
Construction 1-4 family residential	$2,788	$74
Consumer Real Estate(2)
Residential closed-end first liens	667	15
Residential closed-end junior liens	167	5
Investor-owned residential real estate	317	8
Commercial Real Estate(2)
Multifamily real estate	301	8
Commercial real estate, owner occupied	4,007	98
Commercial real estate, other	2,852	11
Commercial Non Real Estate(2)
Commercial and industrial	1,201	19
Consumer Non Real Estate
Automobile	26	1
Total	$12,326	$239

(1)     Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2)     Only classes with impaired loans are shown.

	For the Year Ended December 31, 2018
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Residential closed-end first liens	$1,202	$41
Residential closed-end junior liens	159	9
Investor-owned residential real estate	808	23
Commercial Real Estate(2)
Multifamily real estate	491	20
Commercial real estate, owner occupied	3,038	75
Commercial real estate, other	2,744	54
Commercial Non Real Estate(2)
Commercial and industrial	1,326	27
Consumer Non Real Estate(2)
Automobile	20	1
Total	$9,788	$250

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

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

An analysis of past due and nonaccrual loans follows.

June 30, 2019
	30 – 89 Days Past Due and Accruing	90 or More Days Past Due		90 or More Days Past Due and Accruing		Nonaccruals(2)
Consumer Real Estate(1)
Equity Lines	$19	$	---	$	---	$	---
Residential closed-end first liens	783		587		19		812
Residential closed-end junior liens	217		---		---		---
Investor-owned residential real estate	198		264		---		264
Commercial Real Estate(1)
Multifamily real estate	236		---		---		176
Commercial real estate, owner-occupied	247		293		---		543
Commercial real estate, other	---		---		---		2,467
Commercial Non Real Estate(1)
Commercial and industrial	48		7		7		---
Consumer Non Real Estate(1)
Credit cards	32		7		7		---
Automobile	298		9		9		---
Other consumer loans	59		8		8		---
Total	$2,137		$1,175		$50		$4,262

(1)     Only classes with past-due or nonaccrual loans are shown.

(2)     Includes current and past due loans in nonaccrual status. Includes impaired loans in nonaccrual status.

December 31, 2018
	30 – 89 Days Past Due and Accruing	90 or More Days Past Due	90 or More Days Past Due and Accruing		Nonaccruals(2)
Consumer Real Estate(1)
Residential closed-end first liens	$647	$119	$	---	$278
Residential closed-end junior liens	11	---		---	---
Investor-owned residential real estate	---	---		---	451
Commercial Real Estate(1)
Multifamily real estate	291	192		---	192
Commercial real estate, owner occupied	325	---		---	---
Commercial real estate, other	---	---		---	2,494
Commercial Non Real Estate(1)
Commercial and industrial	10	2		2	5
Consumer Non Real Estate(1)
Credit cards	5	---		---	---
Automobile	296	29		29	---
Other consumer loans	50	4		4	---
Total	$1,635	$346		$35	$3,420

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

Determination of risk grades was completed for the portfolio as of June 30, 2019 and December 31, 2018.

The following displays collectively-evaluated loans by credit quality indicator.

June 30, 2019

	Pass(1)	Special Mention(1)		Classified(1)
Real Estate Construction
Construction, 1-4 family residential	$8,313	$	---	$	---
Construction, other	36,199		19		---
Consumer Real Estate
Equity lines	15,886		19		97
Closed-end first liens	93,309		403		527
Closed-end junior liens	4,190		---		---
Investor-owned residential real estate	62,301		112		23
Commercial Real Estate
Multifamily residential real estate	97,262		---		141
Commercial real estate owner-occupied	133,864		---		31
Commercial real estate, other	132,705		---		---
Commercial Non Real Estate
Commercial and industrial	43,361		168		---
Public Sector and IDA
States and political subdivisions	60,854		---		---
Consumer Non Real Estate
Credit cards	5,590		---		---
Automobile	15,923		41		51
Other consumer	12,035		8		11
Total	$721,792		$770		$881

(1)     Excludes impaired, if any.

The following displays collectively-evaluated loans by credit quality indicator.

December 31, 2018

	Pass(1)	Special Mention(1)		Classified(1)
Real Estate Construction
Construction, 1-4 family residential	$9,264	$	---	$	---
Construction, other	28,560		21		---
Consumer Real Estate
Equity lines	16,026		38		---
Closed-end first liens	92,253		994		582
Closed-end junior liens	3,954		---		---
Investor-owned residential real estate	60,157		---		---
Commercial Real Estate
Multifamily residential real estate	98,582		---		---
Commercial real estate owner-occupied	123,225		211		32
Commercial real estate, other	127,156		---		---
Commercial Non Real Estate
Commercial and industrial	45,420		54		46
Public Sector and IDA
States and political subdivisions	60,777		---		---
Consumer Non Real Estate
Credit cards	5,724		---		---
Automobile	18,598		133		71
Other consumer	11,691		4		4
Total	$701,387		$1,455		$735

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

Troubled Debt Restructurings

From time to time the Company modifies loans in troubled debt restructurings. Total troubled debt restructurings amounted to $5,360 at June 30, 2019, $5,661 at December 31, 2018, and $11,024 at June 30, 2018.

The Company did not modify any loans in troubled debt restructurings during the three or six month periods ended June 30, 2019.

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

The Company modified two loans in troubled debt restructurings during the three-month period ended June 30, 2018 without forgiving principal or interest. Each of the commercial real estate loans were restructured to a 12-month interest-only period to provide temporary payment relief to the borrowers. The impairment measurements were based upon the present value of cash flows and did not result in a specific allocation for either loan.

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

The Company analyzed its TDR portfolio for loans that defaulted during the three and six month periods ended June 30, 2019 and June 30, 2018, and that were modified within 12 months prior to default. The Company defines default as one or more payments that occur more than 90 days past the due date, charge-offs, or foreclosure after the date of restructuring. Of the Company's TDRs at June 30, 2019, seven consumer real estate loans within one relationship totaling $263 defaulted within 12 months of modification. The impairment measurement is based upon the fair value of collateral, less estimated cost to sell, and resulted in no allocation. All of the defaulted loans are in nonaccrual status and the Company is working with the borrowers to recover its investment. Of the restructured loans that defaulted during the six month period ended June 30, 2018, none were modified within 12 months prior to default.

Note 4: Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type are as follows.

	June 30, 2019
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$287,696	$1,990	$749	$288,937
States and political subdivisions	101,028	1,840	65	102,803
Mortgage-backed securities	519	51	---	570
Corporate debt securities	3,994	44	1	4,037
Total securities available for sale	$393,237	$3,925	$815	$396,347

	December 31, 2018
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$306,264	$449	$6,666	$300,047
States and political subdivisions	118,564	1,218	1,166	118,616
Mortgage-backed securities	586	42	---	628
Corporate debt securities	6,014	---	295	5,719
Total securities available for sale	$431,428	$1,709	$8,127	$425,010

The amortized cost and fair value of single maturity securities available for sale at June 30, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity.

	June 30, 2019
	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$63,135	$63,095
Due after one year through five years	155,427	155,253
Due after five years through ten years	89,199	90,239
Due after ten years	85,476	87,760
Total securities available for sale	$393,237	$396,347

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

	June 30, 2019
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$7,302	$16	$161,285	$733
States and political subdivisions	574	65	---	---
Corporate debt securities	---	---	978	1
Total	$7,876	$81	$162,263	$734

	December 31, 2018
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$17,730	$216	$259,992	$6,450
States and political subdivisions	16,882	352	20,758	814
Corporate debt securities	4,842	194	876	101
Total	$39,454	$762	$281,626	$7,365

The Company had 171 securities with a fair value of $170,139 that were temporarily impaired at June 30, 2019.  The total unrealized loss on these securities was $815. Of the temporarily impaired total, 163 securities with a fair value of $162,263 and an unrealized loss of $734 have been in a continuous loss position for twelve months or more. The Company has determined that these securities are temporarily impaired at June 30, 2019 for the reasons set out below.

U.S. Government agencies. The unrealized loss of $733 on US Government agency securities stemmed from 162 securities with a fair value of $161,285. The unrealized losses were caused by interest rate and market fluctuations. The contractual term of the investment does not permit the issuer to settle the security at a price less than the cost basis of the investment. The Company is monitoring bond market trends to develop strategies to address unrealized losses. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of the amortized cost basis, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Corporate debt securities. The unrealized loss of $1 on one corporate debt security with a fair value of $978 was caused by market and interest rate fluctuations and is not associated with impaired financial status. The contractual terms of the investment does not permit the issuers to settle the securities at a price less than the cost basis of the investment. Because the Company does not intend to sell the investment and it is not likely that the Company will be required to sell the investment before recovery of the amortized cost basis, which may be at maturity, the Company does not consider the investment to be other-than-temporarily impaired.

Restricted stock. The Company held restricted stock of $1,220 as of June 30, 2019 and December 31, 2018. Restricted stock is reported separately from available-for-sale securities. As a member of the Federal Reserve and the Federal Home Loan Bank (“FHLB”) of Atlanta, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital, current borrowings, and a percentage of qualifying assets. The Company purchases stock from or sells stock back to the correspondents based on their calculations. The stock is held by member institutions only and is not actively traded.

Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. In addition to dividends, NBB also benefits from its membership with FHLB through eligibility to borrow from the FHLB, using as collateral NBB’s capital stock investment in the FHLB and qualifying NBB real estate mortgage loans totaling $530,890 at June 30, 2019. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at June 30, 2019, management did not determine any impairment.

Management regularly monitors the credit quality of the investment portfolio. Changes in ratings are noted and follow-up research on the issuer is undertaken when warranted. Management intends to carefully monitor any changes in bond quality.

Note 5: Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Based on FASB’s July 17, 2019 meeting, an exposure draft is expected that, once finalized, could change implementation dates for many companies. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company has formed a working group to address information requirements, determine methodology, research forecasts and ensure readiness and compliance with the standard. The Company has begun calculating and refining concurrent models using CECL methodology. The Company will continue to fine tune assumptions prior to the effective date.

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

In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” This ASU clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement including improvements resulting from various TRG Meetings. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-04 will have on its consolidated financial statements.

In May 2019, the FASB issued ASU 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief.” The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments, upon the adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently measure those instruments at fair value with changes in fair value flowing through earnings. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings balance in the balance sheet. Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-05 will have on its consolidated financial statements.

Note 6: Defined Benefit Plan

Components of Net Periodic Benefit Cost

	Pension Benefits
	Six Months Ended June 30,
	2019	2018
Service cost	$400	$434
Interest cost	442	400
Expected return on plan assets	(730)	(800)
Amortization of prior service cost	(54)	(54)
Recognized net actuarial loss	316	292
Net periodic benefit cost	$374	$272

The service cost component of net periodic benefit cost is included in salaries and employee benefits expense in the consolidated statements of income. All other components are included in other noninterest expense in the consolidated statements of income.

2019 Plan Year Employer Contribution

For the six months ended June 30, 2019, the Company did not make a contribution to the Plan.

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.

		Fair Value Measurements at June 30, 2019 Using
Description	Balance as of June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$288,937	$	---	$288,937	$	---
States and political subdivisions	102,803		---	102,803		---
Mortgage-backed securities	570		---	570		---
Corporate debt securities	4,037		---	4,037		---
Total securities available for sale	$396,347	$	---	$396,347	$	---

		Fair Value Measurements at December 31, 2018 Using
Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$300,047	$	---	$300,047	$	---
States and political subdivisions	118,616		---	118,616		---
Mortgage-backed securities	628		---	628		---
Corporate debt securities	5,719		---	5,719		---
Total securities available for sale	$425,010	$	---	$425,010	$	---

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at June 30, 2019 or December 31, 2018.

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

The following table summarizes the Company’s impaired loans that were measured at fair value on a nonrecurring basis at June 30, 2019 and at December 31, 2018.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
June 30, 2019	Impaired loans net of valuation allowance	$1,355	$	---	$	---	$1,355
December 31, 2018	Impaired loans net of valuation allowance	1,014		---		---	1,014

The following tables present information about Level 3 Fair Value Measurements for June 30, 2019 and December 31, 2018.

Impaired Loans	Valuation Technique	Unobservable Input	Range (Weighted Average)
June 30, 2019	Present value of cash flows	Discount rate	5.00%	–	7.25%	(5.60%)
December 31, 2018	Present value of cash flows	Discount rate	5.50%	–	7.25%	(6.05%)

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

The following table summarizes the Company’s other real estate owned that was measured at fair value on a nonrecurring basis.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
June 30, 2019	Other real estate owned net of valuation allowance	$2,025	$	---	$	---	$2,025
December 31, 2018	Other real estate owned net of valuation allowance	2,052		---		---	2,052

The following tables present information about Level 3 Fair Value Measurements for June 30, 2019 and December 31, 2018.

June 30, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	0.00%(1)	–	6.00%	(0.04%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0.00%	–	10.67%	(0.08%)

December 31, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	0.00%(1)	–	6.00%	(0.12%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0.00%	–	50.05%	(1.45%)

(1)

The Company markets other real estate owned both independently and with local realtors. Properties marketed by realtors are discounted by selling costs. Properties that the Company markets independently are not discounted by selling costs.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2019 and December 31, 2018. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government-supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity. Fair values are estimated using the exit price notion.

	June 30, 2019
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$17,170		$17,170	$	---	$	---
Interest-bearing deposits	60,038		60,038		---		---
Securities	396,347		---		396,347		---
Restricted securities	1,220		---		1,220		---
Loans held for sale	809		---		809		---
Loans, net	722,255		---		---		707,312
Accrued interest receivable	5,192		---		5,192		---
Bank-owned life insurance	35,108		---		35,108		---
Financial Liabilities:
Deposits	$1,069,797	$	---		$955,064		$114,690
Accrued interest payable	145		---		145		---

	December 31, 2018
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$12,882		$12,882	$	---	$	---
Interest-bearing deposits	43,491		43,491		---		---
Securities	425,010		---		425,010		---
Restricted securities	1,220		---		1,220		---
Loans held for sale	72		---		72		---
Loans, net	702,409		---		---		684,565
Accrued interest receivable	5,160		---		5,160		---
Bank-owned life insurance	34,657		---		34,657		---
Financial Liabilities:
Deposits	$1,051,942	$	---		$950,143		$101,749
Accrued interest payable	89		---		89		---

Note 8: Components of Accumulated Other Comprehensive Loss

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$(3,704)	$(5,991)	$(9,695)
Unrealized holding loss on available for sale securities, net of tax of ($861)	(3,237)	---	(3,237)
Unrealized holding gain on securities transferred from held to maturity to available for sale, net of tax of $237	891	---	891
Balance at June 30, 2018	$(6,050)	$(5,991)	$(12,041)

Balance at December 31, 2018	$(5,072)	$(7,013)	$(12,085)
Unrealized holding gain on available for sale securities net of tax of $2,003	7,545	---	7,545
Reclassification adjustment, net of tax of ($4)	(16)	---	(16)
Balance at June 30, 2019	$2,457	$(7,013)	$(4,556)

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,
	2019	2018
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$607	$694
Other service charges and fees	51	34
Credit and debit card fees	356	365
Trust income	371	374
Insurance and Investment (included within Other Income on the Consolidated Statements of Income)	128	110
Noninterest Income (in-scope of Topic 606)	$1,513	$1,577
Noninterest Income (out-of-scope of Topic 606)	343	291
Total noninterest income	$1,856	$1,868

	Six Months Ended June 30,
	2019	2018
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$1,197	$1,364
Other service charges and fees	103	67
Credit and debit card fees	665	709
Trust income	768	776
Insurance and Investment (included within Other Income on the Consolidated Statements of Income)	264	201
Noninterest Income (in-scope of Topic 606)	$2,997	$3,117
Noninterest Income (out-of-scope of Topic 606)	1,348	774
Total noninterest income	$4,345	$3,891

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

Contracts that commence subsequent to adoption are evaluated to determine whether they are or contain a lease in accordance with Topic 842. The Company has elected the practical expedient provided by Topic 842 not to allocate consideration in a contract between lease and non-lease components. The Company also elected, as provided by the standard, not to recognize right-of-use assets and lease liabilities for short-term leases, defined by the standard as leases with terms of 12 months or less. Since adoption, the Company entered into new operating leases and recognized right-of-use assets and lease liabilities.

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

The following tables present information about leases:

June 30, 2019
Lease liability	$2,135
Right-of-use asset	$2,131
Weighted average remaining lease term (years)	7.61
Weighted average discount rate	3.20%

	For the Six Months Ended June 30,
	2019	2018
Lease Expense
Operating lease expense	$136	NR
Short-term lease expense	72	NR
Total lease expense	$208	$149

Cash paid for amounts included in lease liabilities	$132	NR
Right-of-use assets obtained in exchange for operating lease liabilities commencing during the period	$1,553	NR

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability:

Undiscounted Cash Flow the Period	As of June 30, 2019
Six months ending December 31, 2019	$150
Twelve months ending December 31, 2020	294
Twelve months ending December 31, 2021	286
Twelve months ending December 31, 2022	289
Twelve months ending December 31, 2023	291
Twelve months ending December 31, 2024	294
Thereafter	848
Total undiscounted cash flows	$2,452
Less: discount	(317)
Lease liability	$2,135

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

Non-GAAP Financial Measures

This report refers to certain financial measures that are computed under a basis other than GAAP (“non-GAAP”), including the net interest margin, the noninterest margin and annualized net income.

Net Interest Margin

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

$ in thousands	Three Months Ended June 30,
	2019	2018
GAAP measures:
Interest and fees on loans	$8,460	$7,622
Interest on interest-bearing deposits	382	226
Interest and dividends on securities - taxable	1,603	1,746
Interest on securities - nontaxable	848	1,132
Total interest income	$11,293	$10,726

Interest on deposits	$1,914	$1,145
Net interest income	$9,379	$9,581

Non-GAAP measures:
Tax benefit on nontaxable loan income	$116	$94
Tax benefit on nontaxable securities income	231	306
Total tax benefit on nontaxable interest income	$347	$400
Total tax-equivalent net interest income	$9,726	$9,981

Total tax-equivalent net interest income, annualized	$39,011	$40,034
Average interest-earning assets	$1,183,803	$1,196,542
Net interest margin	3.30%	3.35%

$ in thousands	Six Months Ended June 30,
	2019	2018
GAAP measures:
Interest and fees on loans	$16,729	$15,154
Interest on interest-bearing deposits	641	398
Interest and dividends on securities - taxable	3,286	3,354
Interest on securities - nontaxable	1,775	2,304
Total interest income	$22,431	$21,210

Interest on deposits	$3,707	$2,226
Net interest income	$18,724	$18,984

Non-GAAP measures:
Tax benefit on nontaxable loan income	$232	$183
Tax benefit on nontaxable securities income	482	623
Total tax benefit on nontaxable interest income	$714	$806
Total tax-equivalent net interest income	$19,438	$19,790

Total tax-equivalent net interest income, annualized	$39,198	$39,908
Average interest-earning assets	$1,180,872	$1,186,829
Net interest margin	3.32%	3.36%

Noninterest Margin

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

$ in thousands	Three Months Ended June 30,
	2019	2018
Noninterest expense under GAAP	$6,453	$6,424
Less: write-down of insurance receivable	---	(287)
Noninterest expense for ratio calculation, non-GAAP	$6,453	$6,137

Noninterest income under GAAP	$1,856	$1,868
Less: recovery of insurance receivable	---	---
Less: realized securities gains, net	(8)	---
Noninterest income for ratio calculation, non-GAAP	$1,848	$1,868

Net noninterest expense, non-GAAP	$4,605	$4,269
Net noninterest expense, non-GAAP, annualized	18,471	17,123
Average assets	$1,260,195	$1,263,837
Noninterest margin	1.47%	1.35%

$ in thousands	Six Months Ended June 30,
	2019	2018
Noninterest expense under GAAP	$12,918	$14,588
Less: write-down of insurance receivable	---	(2,010)
Noninterest expense for ratio calculation, non-GAAP	$12,918	$12,578

Noninterest income under GAAP	$4,345	$3,891
Less: recovery of insurance receivable	(538)	---
Less: realized securities gains, net	(20)	---
Noninterest income for ratio calculation, non-GAAP	$3,787	$3,891

Net noninterest expense, non-GAAP	$9,131	$8,687
Net noninterest expense, non-GAAP, annualized	18,413	17,518
Average assets	$1,254,654	$1,255,003
Noninterest margin	1.47%	1.40%

Annualized Net Income

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

The following table details the calculation of annualized net income for the return on average assets and the return on average equity:

	Three Months Ended June 30,
	2019	2018
Net Income	$3,994	$4,041
Items deemed non-recurring by management:
Insurance write-down in 2018, net of tax of $60	---	227
Adjusted net income	3,994	4,268
Adjusted net income, annualized	16,020	17,119
Items deemed non-recurring by management:
Insurance write-down in 2018, net of tax of $60	---	(227)
Annualized net income for ratio calculation	$16,020	$16,892

	Six Months Ended June 30,
	2019	2018
Net Income	$8,437	$7,337
Items deemed non-recurring by management:
Insurance write-down in 2018, net of tax of $422	---	1,588
Provision reversal in 2018, net of tax of $27	---	(103)
Insurance recovery in 2019, net of tax of $113	(425)	---
Adjusted net income	8,012	8,822
Adjusted net income, annualized	16,157	17,790
Items deemed non-recurring by management:
Insurance write-down in 2018, net of tax of $422	---	(1,588)
Provision reversal in 2018, net of tax of $27	---	103
Insurance recovery in 2019, net of tax of $113	425	---
Annualized net income for ratio calculation	$16,582	$16,305

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

The estimate of the allowance for June 30, 2019 considered market and portfolio conditions during the first six months of 2019 as well as the levels of delinquencies and net charge-offs in the eight quarters prior to the quarter ended June 30, 2019. If the economy experiences a downturn, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see Note 3 to the consolidated financial statements and “Asset Quality,” and “Provision and Allowance for Loan Losses.”

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

Performance Summary

The following table presents the Company’s key performance ratios for the three months ended June 30, 2019 and June 30, 2018 and the year ended December 31, 2018. The measures for June 30, 2019 and June 30, 2018 are annualized, except for basic earnings per share and fully diluted earnings per share.

	Three Months Ended June 30,
	2019	2018
Return on average assets (1)	1.27%	1.34%
Return on average equity (1) (4)	8.79%	9.13%
Basic earnings per share (4)	$0.61	$0.58
Fully diluted earnings per share	$0.61	$0.58
Net interest margin (2)	3.30%	3.35%
Noninterest margin (3)	1.47%	1.35%

(1)

Return on average assets and return on average equity are non-GAAP measures. Components of GAAP net income that are deemed non-recurring by management are removed prior to annualizing the adjusted net income. The adjusted net income is annualized. Items deemed non-recurring by management are added back to the annualized adjusted net income, and the total is divided by average assets for return on average assets, or divided by average equity for return on average equity. Please refer to the section entitled “Non-GAAP Financial Measures”.

(2)	Net interest margin: Period-to-date tax-equivalent net interest income divided by period-to-date average earning assets.
(3)

Noninterest margin: Noninterest expense (excluding non-recurring items, the provision for loan losses and income taxes) less noninterest income (excluding nonrecurring items and securities gains and losses) divided by average period-to-date assets.

(4)	During March 2019, The Company repurchased 452,400 shares under its publicly announced stock repurchase plan. The repurchase reduced shareholders equity by $17,997.

The annualized return on average assets decreased 7 basis points when the three months ended June 30, 2019 are compared with the three months ended June 30, 2018. The annualized return on average equity decreased 34 basis points when the three months ended June 30, 2019 are compared with the three months ended June 30, 2018.

The annualized net interest margin was 3.30% for the three months ended June 30, 2019, down 5 basis points from the 3.35% reported for the three months ended June 30, 2018. The primary factor driving the decrease in the net interest margin was the increase in interest expense for interest-bearing liabilities. Please refer to the discussion under Net Interest Income for further information.

The annualized noninterest margin worsened by 12 basis points when the three month period ended June 30, 2019 is compared with the three month period ended June 30, 2018. Please refer to the discussions under noninterest income and noninterest expense for further information.

The following table presents the Company’s key performance ratios for the six months ended June 30, 2019 and June 30, 2018 and the year ended December 31, 2018. The measures for June 30, 2019 and June 30, 2018 are annualized, except for basic earnings per share and fully diluted earnings per share.

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	Twelve Months Ended December 31, 2018
Return on average assets (1)	1.32%	1.30%	1.29%
Return on average equity (1) (4)	8.97%	8.81%	8.65%
Basic earnings per share (4)	$1.27	$1.05	$2.32
Fully diluted earnings per share	$1.27	$1.05	$2.32
Net interest margin (2)	3.32%	3.36%	3.36%
Noninterest margin (3)	1.47%	1.40%	1.40%

(1)

Return on average assets and return on average equity are non-GAAP measures. Components of GAAP net income that are deemed non-recurring by management are removed prior to annualizing the adjusted net income. The adjusted net income is annualized. Items deemed non-recurring by management are added back to the annualized adjusted net income, and the total is divided by average assets for return on average assets, or divided by average equity for return on average equity. Please refer to the section entitled “Non-GAAP Financial Measures”.

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

The annualized return on average assets increased 2 basis points for the six months ended June 30, 2019 compared with the six months ended June 30, 2018. The annualized return on average equity increased 16 basis points for the six months ended June 30, 2019 compared with the six months ended June 30, 2018.

The annualized net interest margin was 3.32% for the six months ended June 30, 2019, down 4 basis points from the 3.36% reported for the six months ended June 30, 2018. The primary factor driving the decrease in the net interest margin was the increase in interest expense for interest-bearing liabilities. Please refer to the discussion under Net Interest Income for further information.

The annualized noninterest margin for the six months ended June 30, 2019 worsened by 7 basis points when compared with the six month period ended June 30, 2018. Please refer to the discussions under noninterest income and noninterest expense for further information.

Growth

NBI’s key growth indicators are shown in the following table.

	June 30, 2019	December 31, 2018	Percent Change
Interest-bearing deposits	$60,038	$43,491	38.05%
Securities and restricted stock	397,567	426,230	(6.72)%
Loans, net	722,255	702,409	2.83%
Deposits	1,069,797	1,051,942	1.70%
Total assets	1,269,517	1,256,032	1.07%

Asset Quality

Key indicators of the Company’s asset quality are presented in the following table.

	June 30, 2019	June 30, 2018	December 31, 2018
Nonperforming loans	$4,262	$2,687	$3,420
Loans past due 90 days or more, and still accruing	50	61	35
Other real estate owned	2,025	2,582	2,052
Allowance for loan losses to loans	1.00%	1.10%	1.04%
Net charge-off ratio	0.10%	0.06%	0.07%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.86%	0.76%	0.77%
Ratio of allowance for loan losses to nonperforming loans	171.37%	282.06%	216.08%

The Company’s risk analysis at June 30, 2019 determined an allowance for loan losses of $7,304 or 1.00% of loans net of unearned income and deferred fees and costs, a decrease from $7,390 or 1.04% at December 31, 2018. The determination of the appropriate level for the allowance for loan losses resulted in a provision of $255 for the six months ended June 30, 2019, compared with a recovery for the six month period ended June 30, 2018 of $130. To determine the appropriate level of the allowance for loan losses, the Company considers credit risk for certain loans designated as impaired and for non-impaired (“collectively evaluated”) loans.

Individually evaluated impaired loans totaled $6,651 on a gross basis and net of unearned income and deferred fees and costs, with specific allocations to the allowance for loan losses totaling $129 at June 30, 2019. Individually evaluated impaired loans at December 31, 2018 were $6,820 on a gross basis and net of unearned income and deferred fees and costs, with specific allocations to the allowance for loan losses of $139. The specific allocation is determined based on criteria particular to each impaired loan.

Collectively evaluated loans totaled $723,443 on a gross basis and $722,908 net of unearned income and deferred fees and costs, with an allowance of $7,175 or 0.99% at June 30, 2019. At December 31, 2018, collectively evaluated loans totaled $703,577 on a gross basis and $702,979 net of unearned income and deferred fees and costs, with an allowance of $7,251 or 1.03%.

For collectively evaluated loans, the Company applies to each loan class a historical net charge-off rate, adjusted for qualitative factors that influence credit risk. Qualitative factors evaluated for impact to credit risk include economic measures, asset quality indicators, loan characteristics, and internal Bank policies and management.

Net charge-off rates for each class are averaged over 8 quarters (2 years) to determine the historical net charge off rate applied to each class of collectively evaluated loans. Net charge-offs for the six months ended June 30, 2019 were $341 or 0.10% (annualized) of average loans, an increase from $216 or 0.06% (annualized) for the six months ended June 30, 2018. Net charge-offs for the year ended December 31, 2018 were $454 or 0.07% of average loans. The 8-quarter average historical loss rate applied to the calculation was 0.06% for June 30, 2019, .07% for December 31, 2018 and 0.11% for June 30, 2018. Increases in the net charge-off rate increase the required allowance for collectively-evaluated loans, while decreases in the net charge-off rate decrease the required allowance for collectively-evaluated loans.

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

Within the Company’s market area, the number of business and personal bankruptcies and the inventory of new and existing homes increased from levels at December 31, 2018, assessed as a negative impact to credit risk. The competitive, legal and regulatory environments remained at similar levels to December 31, 2018. The residential vacancy rate and the unemployment rate filings improved when compared to December 31, 2018, resulting in reduced credit risk.

The interest rate environment has been static since December 31, 2018. Between December 2015 and December 2018 the Federal Reserve increased rates gradually, in increments of 25 basis points. Through June 2018 the Company allocated to the ALLL an additional 2 basis points for each increase to account for the credit risk of increased debt service on adjustable rate loans. However credit risk from the Bank’s variable rate loans does not appear to have been negatively impacted by the rate increases, as evidenced by improving trends in charge-offs and asset quality since 2016. The Federal Reserve's measured and restrained rate increases did not increase volatility and appear to have been absorbed by adjustable rate loans with no negative effect to credit risk. The allocation for credit risk was reduced to reflect the portfolio’s absorption of prior increases.

The Company considers other factors that impact credit risk, including the risk from changes in the legal and regulatory environments, changes to lending policies and loan review, and changes in management’s experience. Each of the factors remained at similar levels to December 31, 2018.

Asset quality indicators affect the level of the allowance for loan losses. Accruing loans past due 30-89 days were 0.29% of total loans, net of unearned income and deferred fees and costs at June 30, 2019, an increase from 0.23% at December 31, 2018. Accruing loans past due 90 days or more were 0.01% of total loans, net of unearned income and deferred fees and costs at June 30, 2019, and 0.0% at December 31, 2018. Nonaccrual loans at June 30, 2019 were 0.58% of total loans, net of unearned income and deferred fees and costs, an increase from 0.48% at December 31, 2018. Decreases in past due and nonaccrual loans reduce the required level of the allowance for loan losses, while increases in past due and nonaccrual loans increase the required level of the allowance for loan losses.

Levels of high risk loans are considered in the determination of the level of the allowance for loan loss. High risk loans are defined by the Company as loans secured by junior liens, interest-only loans and loans with a high loan-to-value ratio. A decrease in the level of high risk loans within a class decreases the required allocation for the loan class, and an increase in the level of high risk loans within a class increases the required allocation for the loan class. Total high risk loans decreased $7,147 or 4.55% from the level at December 31, 2018, resulting in a decreased allocation.

Loans rated “special mention” and “classified” (together, “criticized assets”) indicate heightened credit risk. Higher levels of criticized assets increase the required level of the allowance for collectively-evaluated loans, while lower levels of criticized assets reduce the required level of the allowance for collectively-evaluated loans. Loans rated special mention receive a 50% greater allocation for qualitative risk factors, and loans rated classified receive a 100% greater allocation for qualitative risk factors. A classified loss rate is also applied to classified loans, calculated as net charge offs divided by classified loans. Collectively evaluated loans rated “special mention” were $770 at June 30, 2019 and $1,455 at December 31, 2018. Collectively evaluated loans rated classified were $881 at June 30, 2019 and $735 at December 31, 2018.

The calculation of the appropriate level for the allowance for loan losses incorporates analysis of multiple factors and requires management’s prudent and informed judgment. The ratio of the allowance for loan losses to total loans, net of unearned income and deferred fees and costs at June 30, 2019 is 1.00%, a decrease from 1.04% at December 31, 2018. The ratio of the allowance for collectively-evaluated loan losses to collectively-evaluated loans, net of unearned income and deferred fees and costs was 0.99%, compared with 1.03% at December 31, 2018. Improvements from December 31, 2018 in the unemployment level and loans rated special mention, as well as a reduced allocation for the interest rate environment, decreased the required level of the allowance for loan losses. Other indicators slightly offset the improvements, including a slight worsening in business and personal bankruptcy, housing inventory, classified loans, past due and nonaccrual loans. Based on analysis of historical indicators, asset quality and economic factors, management believes the level of allowance for loan losses is reasonable for the credit risk in the loan portfolio.

The following table discloses the other real estate owned in physical possession and in process at each reporting date:

Other Real Estate Owned(1)	June 30, 2019	June 30, 2018	December 31, 2018
Real estate construction	$2,012	$2,335	$2,012
Consumer real estate	13	12	13
Commercial real estate	---	235	27
Total other real estate owned	$2,025	$2,582	$2,052

Loans in process of foreclosure	$721	$492	$140

(1)	Net of valuation allowance.

Other real estate owned decreased $27 from December 31, 2018 and $557 from June 30, 2018. As of June 30, 2019, loans secured by residential real estate totaling $721 are in various stages of foreclosure and may impact other real estate owned in future quarters. It is not possible to accurately predict the future total of other real estate owned because property sold at foreclosure may be acquired by third parties and NBB’s other real estate owned properties are regularly marketed and sold.

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

The Company codes modifications to assist in identifying troubled debt restructurings. The majority of modifications were granted for competitive reasons and did not constitute troubled debt restructurings. A description of modifications that did not result in troubled debt restructurings follows:

Six Months Ended June 30, 2019
Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Amount Modified (in thousands)
Rate reductions for competitive purposes	1	$842
Payment extensions for less than 3 months	42	759
Maturity date extensions of more than 3 months and up to 6 months	69	9,032
Maturity date extensions of more than 6 months and up to 12 months	160	11,693
Maturity date extensions of more than 12 months	3	5,304
Advances on non-revolving loans or capitalization	---	---
Change in amortization term or method	1	90
Change or release of collateral	14	289
Renewal of expired Home Equity Line of Credit loans for additional 10 years	11	251
Renewal of single-payment notes	59	1,797
Total modifications that do not constitute TDRs	360	$30,057

Six Months Ended June 30, 2018
Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Amount Modified (in thousands)
Rate reductions for competitive purposes	6	$2,243
Payment extensions for less than 3 months	16	164
Maturity date extensions of more than 3 months and up to 6 months	67	10,979
Maturity date extensions of more than 6 months and up to 12 months	169	6,643
Maturity date extensions of more than 12 months	10	1,391
Advances on non-revolving loans or capitalization	7	1,845
Change in amortization term or method	5	825
Change or release of collateral	30	515
Renewal of expired Home Equity Line of Credit loans for additional 10 years	10	153
Renewal of single-payment notes	79	1,355
Total modifications that do not constitute TDRs	399	$26,113

Twelve Months Ended December 31, 2018
Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Amount Modified (in thousands)
Rate reductions for competitive purposes	18	$8,384
Payment extensions for less than 3 months	61	646
Maturity date extensions of more than 3 months and up to 6 months	134	22,663
Maturity date extensions of more than 6 months and up to 12 months	308	11,777
Maturity date extensions of more than 12 months	17	2,304
Advances on non-revolving loans or recapitalization	8	2,076
Change in amortization term or method	11	1,542
Change or release of collateral	43	783
Renewal of expired Home Equity Line of Credit loans for additional 10 years	20	300
Renewal of single-payment notes	138	2,862
Total modifications that do not constitute TDRs	758	$53,337

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

The Company’s TDRs were $5,360 at June 30, 2019, a decrease from $5,661 at December 31, 2018. Accruing TDR loans amounted to $1,954 at June 30, 2019 and $2,552 at December 31, 2018. TDRs with at least six months of current payment history may accrue interest.

	TDR Status as of June 30, 2019
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due	90+ Days Past Due		Nonaccrual
Consumer real estate	990	462	132		---	396
Commercial real estate	3,399	389	---		---	3,010
Commercial non real estate	964	964	---		---	---
Consumer non real estate	7	4	3		---	---
Total TDR Loans	$5,360	$1,819	$135	$	---	$3,406

	TDR Status as of December 31, 2018
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Consumer real estate	$1,027	$417	$	---	$	---	$610
Commercial real estate	3,606	1,112		---		---	2,494
Commercial non real estate	1,015	1,010		---		---	5
Consumer non real estate	13	9		4		---	---
Total TDR Loans	$5,661	$2,548		$4	$	---	$3,109

Restructuring generally results in a loan with either lower payments or a maturity extended beyond that originally required, and is expected to result in a lower risk of loss associated with nonperformance than the pre-modified loan. The Company did not modify any loans during the six month period ended June 30, 2019 and modified four loans during the six month period ended June 30, 2018. Please refer to Note 3 for information on troubled debt restructurings.

Net Interest Income

The net interest income analysis for the three months ended June 30, 2019 and 2018 follows:

	Three Months Ended
	June 30, 2019			June 30, 2018
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)(4)	$720,813	$8,576	4.77%	$671,329	$7,716	4.61%
Taxable securities (5)(6)	298,592	1,603	2.15%	347,401	1,746	2.02%
Nontaxable securities (1)(5)	100,942	1,079	4.29%	127,630	1,438	4.52%
Interest-bearing deposits	63,456	382	2.41%	50,182	226	1.81%
Total interest-earning assets	$1,183,803	$11,640	3.94%	$1,196,542	$11,126	3.73%
Interest-bearing liabilities:
Interest-bearing demand deposits	$605,725	$1,382	0.92%	$623,683	$977	0.63%
Savings deposits	142,539	113	0.32%	142,198	52	0.15%
Time deposits	113,086	419	1.49%	108,801	116	0.43%
Total interest-bearing liabilities	$861,350	$1,914	0.89%	$874,682	$1,145	0.53%
Net interest income and interest rate spread		$9,726	3.05%		$9,981	3.20%
Net yield on average interest-earning assets			3.30%			3.35%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 21%.
(2)	Included in interest income are loan fees of $12 and $13 for the three months ended June 30, 2019 and 2018, respectively.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes loans held for sale.
(5)	Daily averages are shown at amortized cost.
(6)	Includes restricted stock.

	Six Months Ended
	June 30, 2019			June 30, 2018
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)(4)	$715,581	$16,961	4.78%	$668,226	$15,337	4.63%
Taxable securities (5)(6)	306,860	3,286	2.16%	341,160	3,354	1.98%
Nontaxable securities (1)(5)	104,527	2,257	4.35%	129,470	2,927	4.56%
Interest-bearing deposits	53,904	641	2.40%	47,973	398	1.67%
Total interest-earning assets	$1,180,872	$23,145	3.95%	$1,186,829	$22,016	3.74%
Interest-bearing liabilities:
Interest-bearing demand deposits	$606,989	$2,786	0.93%	$618,287	$1,882	0.61%
Savings deposits	141,142	205	0.29%	141,687	107	0.15%
Time deposits	109,870	716	1.31%	111,444	237	0.43%
Total interest-bearing liabilities	$858,001	$3,707	0.87%	$871,418	$2,226	0.52%
Net interest income and interest rate spread		$19,438	3.08%		$19,790	3.22%
Net yield on average interest-earning assets			3.32%			3.36%

(7)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 21%.
(8)	Included in interest income are loan fees of $49 and $57 for the six months ended June 30, 2019 and 2018, respectively.
(9)	Nonaccrual loans are included in average balances for yield computations.
(10)	Includes loans held for sale.
(11)	Daily averages are shown at amortized cost.
(12)	Includes restricted stock.

The net interest margin decreased 5 basis points when the 3 month periods ended June 30, 2019 and June 30, 2018 are compared, and 4 basis points when the six month periods ended June 30, 2019 and June 30, 2018 are compared. The decrease in interest rate spread resulted from an increase in the cost of interest-bearing liabilities of 36 basis points when the three month periods ended June 30, 2019 and June 30, 2018 are compared and 35 basis points when the six month periods ended June 30, 2019 and June 30, 2018 are compared. The increase in the cost of deposits was partially offset by an increase in tax-equivalent yield on interest-earning assets of 21 basis points when the three and six month periods ended June 30, 2019 and June 30, 2018 are compared.

The tax-equivalent yield on loans increased 16 basis points when the three month period ended June 30, 2019 is compared with the same period ended June 30, 2018, and 15 basis points when the six month periods ended June 30, 2019 and June 30, 2018 are compared. The yield on taxable securities increased 13 basis points when the three month period ended June 30, 2019 is compared with the three month period ended June 30, 2018, and 18 basis points when the six month period ended June 30, 2019 is compared with the same period ended June 30, 2018. The yield on nontaxable securities decreased 23 basis points when the three month periods ended June 30, 2019 and June 30, 2018 are compared and 21 basis points when the six month periods ended June 30, 2019 and June 30, 2018 are compared.

The increase in the cost of interest-bearing liabilities came from an increase in deposit offering rates. The cost of interest-bearing demand deposits increased 29 basis points when the three month period ended June 30, 2019 is compared with the same period ended June 30, 2018 and 32 basis points for the six month period ending June 30, 2019 when compared with the same period ended June 30, 2018. The cost of savings deposits increased 17 basis points when the three month periods ended June 30, 2019 and June 30, 2018 are compared and 14 basis points when the six month periods ended June 30, 2019 and June 30, 2018 are compared. The cost of time deposits increased 106 basis points when the three month periods ended June 30, 2019 and June 30, 2018 are compared and 88 basis points when the six month periods ended June 30, 2019 and June 30, 2018 are compared. The Company’s yield on earning assets and cost of funds are largely dependent on the interest rate environment.

Provision and Allowance for Loan Losses

The calculation of the allowance for loan losses resulted in a provision for loan losses of $55 for the three months ended June 30, 2019 and $342 for the three months ended June 30, 2018. The provision for loan losses was $255 for the six month period ended June 30, 2019, compared with a recovery of loan losses of $130 for the same period ended June 30, 2018. The provision for loan losses is the result of a detailed analysis to estimate an adequate allowance for loan losses. The ratio of the allowance for loan losses to total loans at June 30, 2019 was 1.00%, compared with 1.04% at December 31, 2018 and 1.10% at June 30, 2018. The annualized net charge-off ratio was 0.06% for the three months ended June 30, 2019, 0.10% for the six months ended June 30, 2019, 0.06% for the six months ended June 30, 2018 and 0.07% for the year ended December 31, 2018. See “Asset Quality” for additional information.

Noninterest Income

	Three Months Ended
	June 30, 2019	June 30, 2018	Percent Change
Service charges on deposits	$607	$694	(12.54)%
Other service charges and fees	51	34	50.00%
Credit and debit card fees	356	365	(2.47)%
Trust fees	371	374	(0.80)%
BOLI income	232	228	1.75%
Other income	231	173	33.53%
Realized securities gain, net	8	---	100.00%

	Six Months Ended
	June 30, 2019	June 30, 2018	Percent Change
Service charges on deposits	$1,197	$1,364	(12.24)%
Other service charges and fees	103	67	53.73%
Credit and debit card fees	665	709	(6.21)%
Trust fees	768	776	(1.03)%
BOLI income	451	456	(1.10)%
Other income	1,141	519	119.85%
Realized securities gain, net	20	---	100.00%

Service charges on deposit accounts decreased 12.54% and 12.24% for the three and six month periods ended June 30, 2019 when compared with the same periods ended June 30, 2018. Other service charges and fees increased 50.00% and 53.73% for the three and six month periods ended June 30, 2019 compared with the same periods ended June 30, 2018. Other service charges include charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees for letters of credit and the income earned from commissions on the sale of credit life, accident and health insurance. Increased volume in letters of credit provided most of the increase. Service charges on deposits and other service charges and fees are subject to normal business fluctuation and are not due to changes in fee structure.

Credit and debit card fees are presented net of interchange expense. Credit and debit card fees decreased $9 and $44 for the three and six month periods ended June 30, 2019 when compared with the same periods last year. Credit and debit card fees are based on volume and other factors.

Income from trust fees decreased $3 and $8 for the three and six month periods ended June 30, 2019 when compared with the same periods ended June 30, 2018. Trust income varies depending on the total assets held in trust accounts, the type of accounts under management and financial market conditions.

BOLI income increased $4 when the three month periods ended June 30, 2019 and June 30, 2018 are compared. For the six month period ended June 30, 2019, BOLI income decreased $5 when compared with the same period ended June 30, 2018.

Other income includes fees on the sale of secondary-market mortgages, net gains from the sale of fixed assets, revenue from investment and insurance sales and other miscellaneous components. These areas fluctuate with market conditions and competitive factors. Other income increased $58 and $622 for the three and six month periods ended June 30, 2019 when compared with the same periods ended June 30, 2018. The Company recognized a recovery of $538 on a previously recognized insurance loss.

The Company realized a gain on the call and sale of securities of $8 and $20 during the three and six month periods ended June 30, 2019. No gains on securities were realized during the first six months of 2018. Net realized securities gains and losses are market driven.

Noninterest Expense

	Three Months Ended
	June 30, 2019	June 30, 2018	Percent Change
Salaries and employee benefits	$3,802	$3,545	7.25%
Occupancy, furniture and fixtures	477	491	(2.85)%
Data processing and ATM	789	607	29.98%
FDIC assessment	82	90	(8.89)%
Intangibles amortization	---	12	(100.00)%
Net costs of other real estate owned	3	164	(98.17)%
Franchise taxes	333	320	4.06%
Write-down of insurance receivable	---	287	(100.00)%
Other operating expenses	967	908	6.50%

	Six Months Ended
	June 30, 2019	June 30, 2018	Percent Change
Salaries and employee benefits	$7,623	$7,239	5.30%
Occupancy, furniture and fixtures	942	963	(2.18)%
Data processing and ATM	1,540	1,340	14.93%
FDIC assessment	167	181	(7.73)%
Intangibles amortization	---	25	(100.00)%
Net costs of other real estate owned	28	249	(88.76)%
Franchise taxes	647	651	(0.61)%
Write-down of insurance receivable	---	2,010	(100.00)%
Other operating expenses	1,971	1,930	2.12%

Total noninterest expense increased $29 or 0.45% when the three month periods ended June 30, 2019 and June 30, 2018 are compared, but decreased $1,670 or 11.45% when the six month period ended June 30, 2019 is compared with the same period of 2018. The decrease was largely driven by the $2,010 write-down of the insurance receivable in the first quarter of 2018.

Salaries and employee benefits increased $257 and $384 when the three and six month periods ended June 30, 2019 are compared with the same periods in 2018. This expense category includes employee salaries, payroll taxes, insurance and fringe benefits, ESOP contribution accruals, the service component of net periodic pension cost, and salary continuation expenses.

Occupancy, furniture and fixtures expense decreased $14 and $21 when the three and six month periods ended June 30, 2019 are compared with the same periods ended June 30, 2018.

Data processing and ATM expense increased $182 and $200 when the three and six month periods ended June 30, 2019 are compared with the same periods in 2018, due to infrastructure upgrades.

FDIC assessment expense decreased $8 and $14 when the three and six month periods ended June 30, 2019 are compared with the same periods of 2018. The FDIC assessment is accrued based on a method provided by the FDIC. The calculation is based on average assets divided by average tangible equity and incorporates risk-based factors to determine the amount of the assessment.

Core deposit intangibles are the result of prior merger and acquisition activity and are amortized over a period of years. Amortization of the Company’s intangible assets was completed in 2018. This accounted for the decline in intangibles amortization expense of $12 and $25 for the three and six month periods ended June 30, 2019 compared with the same periods of 2018.

Net costs of other real estate owned decreased $161 and $221 when the three and six month periods ended June 30, 2019 are compared with the same periods in 2018. The cost of other real estate owned includes maintenance costs as well as valuation write-downs and gains and losses on the sale of properties. The expense varies with the number of properties, the maintenance required and changes in the real estate market. OREO properties are accounted for at fair value less cost to sell upon foreclosure and are thereafter periodically appraised to determine market value. Declines in market value are recognized through valuation expense. There were no write downs on OREO properties during the six months ended June 30, 2019, compared with $129 and $205 for the three and six months ended June 30, 2018. The Company recognized a loss on the sale of OREO of $5 for the six months ended June 30, 2019 and $12 for the six months ended June 30, 2018.

Franchise tax expense increased $13 or 4.06% when the three month periods ended June 30, 2019 and June 30, 2018 are compared. Franchise tax expense decreased $4 or 0.61% when the six month periods ended June 30, 2019 and June 30, 2018 are compared. Franchise tax is primarily based on capital levels of the subsidiary bank.

The Company recognized an expense of $287 and $2,010 during the three and six month periods ended June 30, 2018 to reduce and insurance receivable related to a cybersecurity breach. Please see the discussion under the section “Cybersecurity Risks and Incidents” below.

The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs, postage, charitable donations, losses and other expenses. Other operating expense increased $59 and $41 when the three and six month periods ended June 30, 2019 are compared with the same periods ended June 30, 2018.

Cybersecurity Risks and Incidents

      The Company treats cybersecurity risk seriously. The Company has a program to identify, mitigate and manage its cybersecurity risks.  The program includes penetration testing and vulnerability assessment, technological defenses such as antivirus software, patch management, firewall management, email and web protections, an intrusion prevention system, a cybersecurity insurance policy which covers some but not all losses arising from cybersecurity breaches, as well as ongoing employee training.  The costs of these measures were $101 and $182 for the three and six month periods ended June 30, 2019 compared with $81 and $164 for the three and six month periods ended June 30, 2018. These costs are included in various categories of noninterest expense.

As disclosed in the Company’s December 31, 2018 10-K, the Company experienced two intrusions to its digital systems, one in May 2016 and one in January 2017. The Company retained two nationally recognized firms to investigate and remediate the intrusions and has adopted and implemented all of the recommendations provided through the investigations.

The financial impact of the attacks include the amount of the theft, as well as costs of investigation, remediation and litigation the Company pursued against the insurance carrier. The Company recognized a write-down of the insurance receivable of $287 and $2,010 during the three and six month periods ended June 30, 2018.   Costs for legal consultation totaled $87 and $145 for the three and six month periods ended June 30, 2019, compared with $11 and $18 for the three and six month periods ended June 30, 2018.  The Company’s litigation against the insurance carrier was settled during the first quarter of 2019, subject to a non-disclosure agreement.  There has been no litigation against the Company to date associated with the breaches.

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

Income Tax

Income tax expense was $733 and $1,459 for the three and six month periods ended June 30, 2019, compared with $642 and $1,080 for the three and six month periods ended June 30, 2018. The Company’s statutory tax rate is 21%. The Company’s effective tax rate was 15.51% and 14.74% for the three and six month periods ended June 30, 2019, compared with 13.71% and 12.83% for the three and six month periods ended June 30, 2018.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	June 30, 2019	December 31, 2018	Percent Change
Interest-bearing deposits	$53,904	$36,562	47.43%
Securities available for sale and restricted stock	408,846	400,694	2.03%
Securities held to maturity	---	55,116	(100.00)%
Loans, net	707,886	675,647	4.77%
Total assets	1,254,654	1,251,843	0.22%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$195,890	$192,440	1.79%
Interest-bearing demand deposits	606,989	606,766	0.04%
Savings deposits	141,142	140,918	0.16%
Time deposits	109,870	105,674	3.97%
Stockholders’ equity	184,800	186,637	(0.98)%

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

Loans

	June 30, 2019	December 31, 2018	Percent Change
Real estate construction loans	$44,531	$37,845	17.67%
Consumer real estate loans	178,440	175,456	1.70%
Commercial real estate loans	368,110	353,546	4.12%
Commercial non real estate loans	44,493	46,535	(4.39)%
Public sector and IDA	60,854	60,777	0.13%
Consumer non real estate	33,666	36,238	(7.10)%
Less: unearned income and deferred fees and costs	(535)	(598)	10.54%
Loans, net of unearned income and deferred fees and costs	$729,559	$709,799	2.78%

The Company’s loans, net of unearned income and deferred fees and costs increased $19,760 or 2.78% from $709,799 at December 31, 2018 to $729,559 at June 30, 2019. Real estate construction, consumer real estate, commercial real estate and public sector and IDA loans increased from December 31, 2018, while commercial non real estate and consumer non real estate loans decreased.

Deposits

	June 30, 2019	December 31, 2018	Percent Change
Noninterest-bearing demand deposits	$203,534	$195,441	4.14%
Interest-bearing demand deposits	608,506	616,527	(1.30)%
Saving deposits	143,024	138,175	3.51%
Time deposits	114,733	101,799	12.71%
Total deposits	$1,069,797	$1,051,942	1.70%

Total deposits increased $17,855 or 1.70% from $1,051,942 at December 31, 2018 to $1,069,797 at June 30, 2019. Increases in noninterest-bearing demand, savings deposits, and time deposits totaled $25,876 when June 30, 2019 is compared with December 31, 2018. These increases were offset by a decrease in interest-bearing demand deposits of $8,021 when June 30, 2019 is compared with December 31, 2018. The Company increased its offering rates during the fourth quarter of 2018. Deposits do not include any brokered deposits.

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse liquidity sources, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and Federal Home Loan Bank advances. At June 30, 2019, the bank did not have discount window borrowings, short-term borrowings, or FHLB advances.  To assure that short-term borrowing is readily available, the Company tests accessibility annually.

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

Regulatory capital levels at the subsidiary bank determine the Bank’s ability to use purchased deposits and the Federal Reserve discount window. At June 30, 2019, the Bank is considered well capitalized and does not have any restrictions on purchased deposits or borrowing ability at the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments, loan growth and share repurchase activity within the Company’s own stock. At June 30, 2019, the Company’s liquidity is sufficient to meet projected trends in these areas.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At June 30, 2019, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At June 30, 2019, the loan to deposit ratio was 68.20%. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

Capital Resources

Total stockholders’ equity at June 30, 2019 was $183,848, a decrease of $6,390 or 3.36%, from the $190,238 at December 31, 2018. In May 2018, the Company’s Board of Directors authorized a 100,000 share repurchase program and subsequently increased the authorization in February 2019 to a total of one million shares. The program does not require any specific number of share repurchases and expires May 31, 2020. During March 2019, the Company repurchased 452,400 shares under the program. The repurchase reduced shareholders equity by $17,997.

The Company’s subsidiary bank is subject to various capital requirements administered by banking agencies. Risk based capital ratios for the Bank are shown in the following tables.

	NBB	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservation Buffer
Common Equity Tier I Capital Ratio	21.63%	4.50%	7.00%
Tier I Capital Ratio	21.63%	6.00%	8.50%
Total Capital Ratio	22.53%	8.00%	10.50%
Leverage Ratio	14.26%	4.00%	4.00%

Risk-based capital ratios are calculated in compliance with FDIC rules based on Basel III capital requirements. Banks are subject to an additional capital conservation buffer in order to make capital distributions or discretionary bonus payments. The Bank’s ratios are well above the required minimums and the capital conservation buffer at June 30, 2019.

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

The Company sells mortgages on the secondary market. Our agreement with the purchaser provides for strict underwriting and documentation requirements. Violation of the representations and warranties of the agreement would entitle the purchaser to recourse provisions. The Company has determined that its risk in this area is not significant because of a low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of June 30, 2019. To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit.

There were no material changes in off-balance sheet arrangements during the six months ended June 30, 2019, except for normal seasonal fluctuations in the total of mortgage loan commitments.

Contractual Obligations

The Company had no finance lease or purchase obligations and no long-term debt at June 30, 2019. The Company adopted ASC 842, Leases, as of January 1, 2019. Operating lease right-of-use assets and liabilities, which are for buildings used in the Company’s day-to-day operations are recognized on the Consolidated Balance Sheet and have not changed materially from those which were disclosed in the Company’s 2018 Form 10-K.

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

Item 4.   Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2019 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

Share repurchase activity during the six months ended June 30, 2019 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Number of Shares that May Yet Be Purchased Under the Program(1)
January 1, 2019 – January 31, 2019	---	$	---	---	250,000
February 1, 2019 – February 28, 2019	---		---	---	1,000,000
March 1, 2019 – March 31, 2019	452,400		39.78	452,400	547,600
Total during first quarter 2019	452,400		$39.78	452,400

April 1, 2019 – April 30, 2019	---		---	---	547,600
May 1, 2019 – May 31, 2019	---		---	---	1,000,000
June 1, 2019 – June 30, 2019	---		---	---	1,000,000
Total during second quarter 2019	---			---

Total year-to-date 2019	452,400		$39.78	452,400

(1) In May 2018, the Company announced the Board of Directors had authorized a 100,000 share repurchase program. In November 2018, the Company announced that the Board of Directors increased its authorization to repurchase up to 250,000 shares. In February 2019, the Company announced that the Board of Directors increased its authorization to repurchase up to 1,000,000 shares, with an expiration date of May 31, 2019. In May, 2019, the Company renewed authorization to repurchase up to 1,000,000 shares, with an expiration date of May 31, 2020. The Company’s share repurchase program does not obligate it to acquire any specific number of shares.

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
+101

The following materials from National Bankshares, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2019 are formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Statements of Income for the three and six month periods ended June 30, 2019 and June 30, 2018; (ii) Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2019 and June 30, 2018; (iii)Consolidated Balance Sheets at June 30, 2019 and December 31, 2018; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements.

(included herewith)

*     Indicates a management contract or compensatory plan.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

Date: August 7, 2019	/s/ F. Brad Denardo
F. Brad Denardo Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2019	/s/ David K. Skeens
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)