Form 10-Q
period 2019-09-30
NATIONAL BANKSHARES INC
filed 2019-11-07
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to _________

Commission File Number 0-15204

NATIONAL BANKSHARES, INC.

 (Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1375874 (I.R.S. Employer Identification No.)

101 Hubbard Street P. O. Box 90002 Blacksburg, VA	24062-9002
(Address of principal executive offices)	(Zip Code)

(540) 951-6300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock	Trading Symbol NKSH	Name of each exchange on which registered NASDAQ

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

Large accelerated filer [ ]	Accelerated filer [x ]	Non-accelerated filer [ ]
Smaller reporting company [x ]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange act.

[ ] Yes   [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

[ ] Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock	Par Value $1.25	Trading Symbol NKSH	Exchange on which Registered NASDAQ	Outstanding shares at November 5, 2019 6,489,574

(This report contains 68 pages)

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Part I

Item 1. Financial Statements

Financial Information

National Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
(in thousands, except share and per share data)	2019	2018
Assets
Cash and due from banks	$14,206	$12,882
Interest-bearing deposits	135,490	43,491
Securities available for sale, at fair value	334,150	425,010
Restricted stock, at cost	1,220	1,220
Loans held for sale	2,333	72
Loans:
Loans, net of unearned income and deferred fees and costs	722,287	709,799
Less allowance for loan losses	(7,262)	(7,390)
Loans, net	715,025	702,409
Premises and equipment, net	8,993	8,646
Operating lease right-of-use asset	2,351	---
Accrued interest receivable	4,233	5,160
Other real estate owned, net	1,470	2,052
Goodwill	5,848	5,848
Bank-owned life insurance	35,338	34,657
Other assets	12,064	14,585
Total assets	$1,272,721	$1,256,032

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$217,720	$195,441
Interest-bearing demand deposits	580,533	616,527
Savings deposits	145,188	138,175
Time deposits	124,586	101,799
Total deposits	1,068,027	1,051,942
Accrued interest payable	133	89
Operating lease liability	2,358	---
Other liabilities	14,215	13,763
Total liabilities	1,084,733	1,065,794
Commitments and contingencies
(continued	)

Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	---	---
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding 6,489,574 shares at September 30, 2019 and 6,957,974 shares at December 31, 2018	8,112	8,698
Retained earnings	184,016	193,625
Accumulated other comprehensive loss, net	(4,140)	(12,085)
Total stockholders' equity	187,988	190,238
Total liabilities and stockholders' equity	$1,272,721	$1,256,032

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Three Months Ended September 30, 2019 and 2018

(Unaudited)

	September 30,	September 30,
(in thousands, except share and per share data)	2019	2018
Interest Income
Interest and fees on loans	$8,548	$8,005
Interest on interest-bearing deposits	407	111
Interest on securities – taxable	1,565	1,771
Interest on securities – nontaxable	768	1,058
Total interest income	11,288	10,945

Interest Expense
Interest on time deposits	523	107
Interest on other deposits	1,342	1,034
Interest on borrowed funds	---	104
Total interest expense	1,865	1,245
Net interest income	9,423	9,700
Provision for loan losses	95	223
Net interest income after provision for loan losses	9,328	9,477

Noninterest Income
Service charges on deposit accounts	643	673
Other service charges and fees	46	20
Credit and debit card fees	350	362
Trust income	440	355
BOLI income	230	222
Other income	227	282
Realized securities gain, net	162	---
Total noninterest income	2,098	1,914

Noninterest Expense
Salaries and employee benefits	3,823	3,639
Occupancy, furniture and fixtures	468	433
Data processing and ATM	823	684
FDIC assessment	---	88
Intangible assets amortization	---	12
Net costs of other real estate owned	17	274
Franchise taxes	343	314
Other operating expenses	912	1,019
Total noninterest expense	6,386	6,463
Income before income taxes	5,040	4,928
Income tax expense	788	677
(continued	)

Net Income	$4,252	$4,251
Basic net income per common share	$0.65	$0.61
Fully diluted net income per common share	$0.65	$0.61
Weighted average number of common shares outstanding – basic and diluted	6,499,957	6,957,974
Dividends declared per common share	---	---

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Three Months Ended September 30, 2019 and 2018

(Unaudited)

	September 30,	September 30,
(in thousands)	2019	2018
Net Income	$4,252	$4,251

Other Comprehensive Income (Loss), Net of Tax
Unrealized holding gain (loss) on available for sale securities net of tax of $146 and ($517) for the periods ended September 30, 2019 and 2018, respectively	544	(1,945)
Reclassification adjustment for gain included in net income, net of tax of ($34) for the period ended September 30, 2019	(128)	---
Other comprehensive income (loss), net of tax	416	(1,945)
Total Comprehensive Income	$4,668	$2,306

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	September 30,	September 30,
(in thousands, except share and per share data)	2019	2018
Interest Income
Interest and fees on loans	$25,277	$23,159
Interest on interest-bearing deposits	1,048	509
Interest on securities – taxable	4,851	5,125
Interest on securities – nontaxable	2,543	3,362
Total interest income	33,719	32,155

Interest Expense
Interest on time deposits	1,239	344
Interest on other deposits	4,333	3,023
Interest on borrowed funds	---	104
Total interest expense	5,572	3,471
Net interest income	28,147	28,684
Provision for loan losses	350	93
Net interest income after provision for loan losses	27,797	28,591

Noninterest Income
Service charges on deposit accounts	1,840	2,037
Other service charges and fees	149	87
Credit and debit card fees	1,015	1,071
Trust income	1,208	1,131
BOLI income	681	678
Other income	1,368	801
Realized securities gain, net	182	---
Total noninterest income	6,443	5,805

Noninterest Expense
Salaries and employee benefits	11,446	10,878
Occupancy, furniture and fixtures	1,410	1,396
Data processing and ATM	2,363	2,024
FDIC assessment	167	269
Intangible assets amortization	---	37
Net costs of other real estate owned	45	523
Franchise taxes	990	965
Write-down of insurance receivable	---	2,010
Other operating expenses	2,883	2,949
Total noninterest expense	19,304	21,051
Income before income taxes	14,936	13,345
Income tax expense	2,247	1,757
(continued	)

Net Income	$12,689	$11,588
Basic net income per common share	$1.92	$1.67
Fully diluted net income per common share	$1.92	$1.67
Weighted average number of common shares outstanding – basic and diluted	6,611,354	6,957,974
Dividends declared per common share	$0.67	$0.58

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	September 30,	September 30,
(in thousands)	2019	2018
Net Income	$12,689	$11,588

Other Comprehensive Income (Loss), Net of Tax
Unrealized holding gain (loss) on available for sale securities net of tax of $2,149 and ($1,378) for the periods ended September 30, 2019 and 2018, respectively	8,089	(5,182)
Reclassification adjustment for gain included in net income, net of tax of ($38) for the period ended September 30, 2019	(144)	---
Unrealized holding gain on securities transferred from held to maturity to available for sale, net of tax of $237 for the period ended September 30, 2018	---	891
Other comprehensive income (loss), net of tax	7,945	(4,291)
Total Comprehensive Income	$20,634	$7,297

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three Months Ended September 30, 2019 and 2018

(in thousands except share data)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at June 30, 2018	$8,698	$189,194	$(12,041)	$185,851
Net income	---	4,251	---	4,251
Other comprehensive loss, net of tax of ($517)	---	---	(1,945)	(1,945)
Balances at September 30, 2018	$8,698	$193,445	$(13,986)	$188,157

Balances at June 30, 2019	$8,132	$180,272	$(4,556)	$183,848
Net income	---	4,252	---	4,252
Common stock repurchased, 16,000 shares	(20)	(508)	---	(528)
Other comprehensive income, net of tax of $112	---	---	416	416
Balances at September 30, 2019	$8,112	$184,016	$(4,140)	$187,988

See accompanying notes to consolidated financial statements.

Nine Months Ended September 30, 2019 and 2018

(in thousands except share and per share data)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2017	$8,698	$185,893	$(9,695)	$184,896
Net income	---	11,588	---	11,588
Dividends $0.58 per share	---	(4,036)	---	(4,036)
Other comprehensive loss, net of tax of ($1,141)	---	---	(4,291)	(4,291)
Balances at September 30, 2018	$8,698	$193,445	$(13,986)	$188,157

Balances at December 31, 2018	$8,698	$193,625	$(12,085)	$190,238
Net income	---	12,689	---	12,689
Common stock repurchased, 468,400 shares	(586)	(17,939)	---	(18,525)
Dividends $0.67 per share	---	(4,359)	---	(4,359)
Other comprehensive income, net of tax of $2,111	---	---	7,945	7,945
Balances at September 30, 2019	$8,112	$184,016	$(4,140)	$187,988

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	September 30,	September 30,
(in thousands)	2019	2018
Cash Flows from Operating Activities
Net income	$12,689	$11,588
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	350	93
Depreciation of bank premises and equipment	552	595
Amortization of intangibles	---	37
Amortization of premiums and accretion of discounts, net	52	43
Gains on disposal of fixed assets	(6)	---
Gain on sales and calls of securities available for sale, net	(182)	---
Loss and write-down on other real estate owned, net	5	464
Gain on sale of repossessed assets, net	4	---
Increase in cash value of bank-owned life insurance	(681)	(678)
Origination of mortgage loans held for sale	(15,191)	(11,032)
Proceeds from sale of mortgage loans held for sale	13,127	10,430
Gain on sale of mortgage loans held for sale	(197)	(165)
Write-down of insurance receivable	---	2,010
Lease expense – Operating	7	---
Net change in:
Accrued interest receivable	927	(292)
Other assets	409	323
Accrued interest payable	44	103
Other liabilities	452	726
Net cash provided by operating activities	12,361	14,245

Cash Flows from Investing Activities
Net change in interest-bearing deposits	(91,999)	22,905
Proceeds from calls, principal payments, sales and maturities of securities available for sale	235,900	22,424
Proceeds from calls, principal payments and maturities of securities held to maturity	---	6,430
Purchase of securities available for sale	(134,854)	(24,263)
Net change in restricted stock	---	(1,508)
Purchase of loan participations	(673)	(7,726)
Collection of loan participations	3,219	856
Loan originations and principal collections, net	(15,788)	(27,382)
Proceeds from sale of other real estate owned	592	139
Proceeds from sale of repossessed assets	40	---
Recoveries on loans charged off	218	182
Proceeds from sale and purchases of premises and equipment, net	(893)	(1,101)
Net cash used in investing activities	(4,238)	(9,044)
(continued	)

Cash Flows from Financing Activities
Net change in time deposits	22,787	(18,717)
Net change in other deposits	(6,702)	(18,841)
Common stock repurchased	(18,525)	---
Cash dividends paid	(4,359)	(4,036)
Borrowing advances	---	35,000
Net cash used in financing activities	(6,799)	(6,594)
Net change in cash and due from banks	1,324	(1,393)
Cash and due from banks at beginning of period	12,882	12,926
Cash and due from banks at end of period	$14,206	$11,533

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits	$5,528	$3,368
Income taxes paid	1,756	1,054

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for loan losses	$696	$487
Loans transferred to OREO	15	---
Unrealized net gain (loss) on securities available for sale	10,056	(6,560)
Unrealized net gain on securities transferred from held to maturity to available for sale	---	1,128
Fair value of securities transferred from held to maturity to available for sale	---	119,790
Increase in operating lease right-of-use asset upon adoption of ASU 2016-02	968	---
Increase in operating lease liability upon adoption of ASU 2016-02	968	---

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited)

$ in thousands, except per share data

Note 1: General

The consolidated financial statements of National Bankshares, Inc. (“NBI”) and its wholly-owned subsidiaries, The National Bank of Blacksburg (“NBB”) and National Bankshares Financial Services, Inc. (“NBFS”) (collectively, the “Company”), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three and nine month periods ended September 30, 2019 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s 2018 Form 10-K.  The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.

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

Note 2: Loan Portfolio

The loan portfolio, excluding loans held for sale, was comprised of the following.

	September 30, 2019	December 31, 2018
Real estate construction	$42,972	$37,845
Consumer real estate	179,114	175,456
Commercial real estate	360,493	353,546
Commercial non real estate	45,866	46,535
Public sector and IDA	59,731	60,777
Consumer non real estate	34,583	36,238
Gross loans	722,759	710,397
Less unearned income and deferred fees and costs	(472)	(598)
Loans, net of unearned income and deferred fees and costs	$722,287	$709,799

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

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows.

	Activity in the Allowance for Loan Losses for the Nine Months Ended September 30, 2019
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2018	$398	$2,049	$2,798	$602	$583	$750	$210	$7,390
Charge-offs	---	(147)	(150)	---	---	(399)	---	(696)
Recoveries	---	---	37	---	---	181	---	218
Provision for (recovery of) loan losses	56	199	14	(75)	(93)	156	93	350
Balance, September 30, 2019	$454	$2,101	$2,699	$527	$490	$688	$303	$7,262

	Activity in the Allowance for Loan Losses for the Nine Months Ended September 30, 2018
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2017	$337	$2,027	$3,044	$1,072	$419	$707	$319	$7,925
Charge-offs	---	(36)	---	(107)	---	(344)	---	(487)
Recoveries	---	2	37	22	---	121	---	182
Provision for (recovery of) loan losses	137	185	(42)	(305)	151	240	(273)	93
Balance, September 30, 2018	$474	$2,178	$3,039	$682	$570	$724	$46	$7,713

	Activity in the Allowance for Loan Losses for the Year Ended December 31, 2018
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2017	$337	$2,027	$3,044	$1,072	$419	$707	$319	$7,925
Charge-offs	---	(38)	---	(107)	---	(544)	---	(689)
Recoveries	---	3	49	22	---	161	---	235
Provision for (recovery of) loan losses	61	57	(295)	(385)	164	426	(109)	(81)
Balance, December 31, 2018	$398	$2,049	$2,798	$602	$583	$750	$210	$7,390

	Allowance for Loan Losses as of September 30, 2019
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate		Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$3	$	---	$117	$	---	$	---	$	---	$120
Collectively evaluated for impairment		454	2,098		2,699	410		490		688		303	7,142
Total		$454	$2,101		$2,699	$527		$490		$688		$303	$7,262

	Allowance for Loan Losses as of December 31, 2018
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate		Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$4	$	---	$135	$	---	$	---	$	---	$139
Collectively evaluated for impairment		398	2,045		2,798	467		583		750		210	7,251
Total		$398	$2,049		$2,798	$602		$583		$750		$210	$7,390

	Loans as of September 30, 2019
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$	---	$1,398	$3,892	$938	$	---	$5	$	---	$6,233
Collectively evaluated for impairment		42,972	177,716	356,601	44,928		59,731	34,578		---	716,526
Total		$42,972	$179,114	$360,493	$45,866		$59,731	$34,583	$	---	$722,759

	Loans as of December 31, 2018
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$	---	$1,452	$4,340	$1,015	$	---	$13	$	---	$6,820
Collectively evaluated for impairment		37,845	174,004	349,206	45,520		60,777	36,225		---	703,577
Total		$37,845	$175,456	$353,546	$46,535		$60,777	$36,238	$	---	$710,397

A summary of ratios for the allowance for loan losses follows.

	As of and for the
	Nine Months Ended September 30,		Year Ended December 31,
	2019	2018	2018
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees and costs	1.01%	1.10%	1.04%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees and costs(1)	0.09%	0.06%	0.07%

(1)	Net charge-offs are on an annualized basis.

A summary of nonperforming assets follows.

	September 30,		December 31,
	2019	2018	2018
Nonperforming assets:
Nonaccrual loans	$699	$220	$311
Restructured loans in nonaccrual	3,377	2,856	3,109
Total nonperforming loans	4,076	3,076	3,420
Other real estate owned, net	1,470	2,214	2,052
Total nonperforming assets	$5,546	$5,290	$5,472
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.77%	0.75%	0.77%
Ratio of allowance for loan losses to nonperforming loans(1)	178.16%	250.75%	216.08%

(1)

The Company defines nonperforming loans as nonaccrual loans and restructured loans that are nonaccrual. Nonperforming loans do not include loans 90 days past due and still accruing or accruing restructured loans.

A summary of loans past due 90 days or more and impaired loans follows.

	September 30,				December 31,
	2019		2018		2018
Loans past due 90 days or more and still accruing		$212		$63	$35
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees and costs		0.03%		0.01%	0.00%
Accruing restructured loans		$1,880		$7,843	$2,552
Impaired loans:
Impaired loans with no valuation allowance		$5,163		$10,530	$5,667
Impaired loans with a valuation allowance		1,070		1,404	1,153
Total impaired loans		$6,233		$11,934	$6,820
Valuation allowance		(120)		(156)	(139)
Impaired loans, net of allowance		$6,113		$11,778	$6,681
Average recorded investment in impaired loans(1)		$6,729		$12,684	$9,788
Interest income recognized on impaired loans, after designation as impaired		$144		$414	$250
Amount of income recognized on a cash basis	$	---	$	---	$ ---

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

Nonaccrual loan relationships that meet the Company’s balance threshold of $250 and all TDRs are designated as impaired. The Company also designates as impaired other loan relationships that meet the Company’s balance threshold of $250 and for which the Company does not expect to collect according to the note’s contractual terms. No interest income was recognized on nonaccrual loans for the nine months ended September 30, 2019 or September 30, 2018 or for the year ended December 31, 2018.

A detailed analysis of investment in impaired loans and associated reserves, segregated by loan class follows.

	Impaired Loans as of September 30, 2019
	Principal Balance	Total Recorded Investment(1)	Recorded Investment(1)for Which There is No Related Allowance	Recorded Investment(1) for Which There is a Related Allowance		Related Allowance
Consumer Real Estate(2)
Equity lines	$98	$98	$98	$	---	$	---
Residential closed-end first liens	749	737	737		---		---
Residential closed-end junior liens	132	132	---		132		3
Investor-owned residential real estate	441	431	431		---		---
Commercial Real Estate(2)
Multifamily	281	281	281		---		---
Commercial real estate, owner-occupied	1,185	1,160	1,160		---		---
Commercial real estate, other	2,867	2,451	2,451		---		---
Commercial Non Real Estate(2)
Commercial and industrial	938	938	---		938		117
Consumer Non Real Estate(2)
Automobile	5	5	5		---		---
Total	$6,696	$6,233	$5,163		$1,070		$120

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	Impaired Loans as of December 31, 2018
	Principal Balance	Total Recorded Investment(1)	Recorded Investment(1) for Which There is No Related Allowance	Recorded Investment(1) for Which There is a Related Allowance		Related Allowance
Consumer Real Estate(2)
Residential closed-end first liens	$728	$719	$719	$	---	$	---
Residential closed-end junior liens	144	143	---		143		4
Investor-owned residential real estate	593	590	590		---		---
Commercial Real Estate(2)
Multifamily real estate	485	483	483		---		---
Commercial real estate, owner occupied	1,363	1,363	1,363		---		---
Commercial real estate, other	2,867	2,494	2,494		---		---
Commercial Non Real Estate(2)
Commercial and industrial	1,018	1,015	5		1,010		135
Consumer Non Real Estate(2)
Automobile	13	13	13		---		---
Total	$7,211	$6,820	$5,667		$1,153		$139

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

The following tables show the average recorded investment and interest income recognized for impaired loans.

	For the Nine Months Ended September 30, 2019
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Equity lines	$97	$5
Residential closed-end first liens	990	10
Residential closed-end junior liens	137	6
Investor-owned residential real estate	432	14
Commercial Real Estate(2)
Multifamily real estate	463	9
Commercial real estate, owner occupied	1,174	39
Commercial real estate, other	2,451	43
Commercial Non Real Estate(2)
Commercial and industrial	976	18
Consumer Non Real Estate(2)
Automobile	9	---
Total	$6,729	$144

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	For the Nine Months Ended September 30, 2018
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction(2)
Construction 1-4 family residential	$2,697	$108
Consumer Real Estate(2)
Residential closed-end first liens	891	40
Residential closed-end junior liens	162	7
Investor-owned residential real estate	661	18
Commercial Real Estate(2)
Multifamily real estate	298	12
Commercial real estate, owner occupied	3,934	145
Commercial real estate, other	2,829	55
Commercial Non Real Estate(2)
Commercial and industrial	1,188	28
Consumer Non Real Estate
Automobile	24	1
Total	$12,684	$414

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	For the Year Ended December 31, 2018
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Residential closed-end first liens	$1,202	$41
Residential closed-end junior liens	159	9
Investor-owned residential real estate	808	23
Commercial Real Estate(2)
Multifamily real estate	491	20
Commercial real estate, owner occupied	3,038	75
Commercial real estate, other	2,744	54
Commercial Non Real Estate(2)
Commercial and industrial	1,326	27
Consumer Non Real Estate(2)
Automobile	20	1
Total	$9,788	$250

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

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

An analysis of past due and nonaccrual loans follows.

September 30, 2019

	30 – 89 Days Past Due and Accruing	90 or More Days Past Due	90 or More Days Past Due and Accruing	Nonaccruals(2)
Consumer Real Estate(1)
Residential closed-end first liens	$888	$717	$36	$681
Residential closed-end junior liens	22	132	132	---
Investor-owned residential real estate	---	264	---	264
Commercial Real Estate(1)
Multifamily real estate	94	---	---	---
Commercial real estate, owner-occupied	243	293	---	531
Commercial real estate, other	---	---	---	2,451
Commercial Non Real Estate(1)
Commercial and industrial	211	144	---	144
Consumer Non Real Estate(1)
Credit cards	1	1	1	---
Automobile	185	40	40	---
Other consumer loans	91	3	3	5
Total	$1,735	$1,594	$212	$4,076

(1)	Only classes with past-due or nonaccrual loans are shown.
(2)	Includes current and past due loans in nonaccrual status. Includes impaired loans in nonaccrual status.

December 31, 2018

	30 – 89 Days Past Due and Accruing	90 or More Days Past Due	90 or More Days Past Due and Accruing		Nonaccruals(2)
Consumer Real Estate(1)
Residential closed-end first liens	$647	$119	$	---	$278
Residential closed-end junior liens	11	---		---	---
Investor-owned residential real estate	---	---		---	451
Commercial Real Estate(1)
Multifamily real estate	291	192		---	192
Commercial real estate, owner occupied	325	---		---	---
Commercial real estate, other	---	---		---	2,494
Commercial Non Real Estate(1)
Commercial and industrial	10	2		2	5
Consumer Non Real Estate(1)
Credit cards	5	---		---	---
Automobile	296	29		29	---
Other consumer loans	50	4		4	---
Total	$1,635	$346		$35	$3,420

(1)	Only classes with past-due or nonaccrual loans are shown.
(2)	Includes current and past due loans in nonaccrual status. Includes impaired loans in nonaccrual status.

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

Determination of risk grades was completed for the portfolio as of September 30, 2019 and December 31, 2018.

The following displays collectively-evaluated loans by credit quality indicator.

September 30, 2019

	Pass(1)	Special Mention(1)		Classified(1)
Real Estate Construction
Construction, 1-4 family residential	$7,408	$	---	$	---
Construction, other	35,564		---		---
Consumer Real Estate
Equity lines	15,984		---		---
Closed-end first liens	93,553		---		587
Closed-end junior liens	3,976		---		---
Investor-owned residential real estate	63,593		---		23
Commercial Real Estate
Multifamily residential real estate	97,522		---		---
Commercial real estate owner-occupied	127,008		---		30
Commercial real estate, other	132,041		---		---
Commercial Non Real Estate
Commercial and industrial	44,719		62		147
Public Sector and IDA
States and political subdivisions	59,731		---		---
Consumer Non Real Estate
Credit cards	5,479		---		---
Automobile	15,648		---		46
Other consumer	13,391		---		14
Total	$715,617		$62		$847

(1)	Excludes impaired, if any.

The following displays collectively-evaluated loans by credit quality indicator.

December 31, 2018

	Pass(1)	Special Mention(1)		Classified(1)
Real Estate Construction
Construction, 1-4 family residential	$9,264	$	---	$	---
Construction, other	28,560		21		---
Consumer Real Estate
Equity lines	16,026		38		---
Closed-end first liens	92,253		994		582
Closed-end junior liens	3,954		---		---
Investor-owned residential real estate	60,157		---		---
Commercial Real Estate
Multifamily residential real estate	98,582		---		---
Commercial real estate owner-occupied	123,225		211		32
Commercial real estate, other	127,156		---		---
Commercial Non Real Estate
Commercial and industrial	45,420		54		46
Public Sector and IDA
States and political subdivisions	60,777		---		---
Consumer Non Real Estate
Credit cards	5,724		---		---
Automobile	18,598		133		71
Other consumer	11,691		4		4
Total	$701,387		$1,455		$735

(1)	Excludes impaired, if any.

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

Troubled Debt Restructurings

From time to time the Company modifies loans in troubled debt restructurings. Total troubled debt restructurings amounted to $5,257 at September 30, 2019, $5,661 at December 31, 2018, and $10,700 at September 30, 2018.

The Company modified one loan in a troubled debt restructuring during the three and nine month periods ended September 30, 2019.

The following table presents restructuring by class that occurred during the three month period ended September 30, 2019.

	Restructurings That Occurred During the Three Months Ended September 30, 2019
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Residential Real Estate
Equity lines	1	$98	$98
Total	1	$98	$98

The restructuring completed during the three-month period ended September 30, 2019 provided relief to the borrower without forgiving principal or interest. The loan covenants require that the balance be paid in full for a period of 30 days each year. The Company allowed the borrower to maintain full funding for the past year, and extended the maturity date. The impairment measurement at September 30, 2019 was based upon the fair value of collateral and did not result in a specific allocation.

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

The restructurings completed during the three-month period ended September 30, 2018 provided payment relief to the borrowers without forgiving principal or interest. One loan was restructured to provide for a 12-month interest-only period, after which the loan will be re-evaluated. The impairment measurement at September 30, 2018 was based on the fair value of collateral and did not result in a specific allocation. The second restructure consolidated debt at a longer term, provided a rate reduction for certain of the loans consolidated but increased the interest rate on certain other loans consolidated, and capitalized interest. The impairment measurement at September 30, 2018 was based upon the present value of cash flows and did not result in a specific allocation.

The following table presents restructurings by class that occurred during the nine month period ended September 30, 2019.

	Restructurings That Occurred During the Nine Months Ended September 30, 2019
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Residential Real Estate
Equity lines	1	$98	$98
Total	1	$98	$98

The restructuring completed during the nine-month period ended September 30, 2019 provided relief to the borrower without forgiving principal or interest. The loan covenants require that the balance be paid in full for a period of 30 days each year. The Company allowed the borrower to maintain full funding for the past year, and extended the maturity date. The impairment measurement at September 30, 2019 was based upon the fair value of collateral and did not result in a specific allocation.

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

The Company restructured six loans during the nine month period ended September 30, 2018. Each of the construction loans were restructured to extend the maturity and interest only period. Impairment measurements at September 30, 2018 were based on the fair value of the collateral and did not result in a specific allocation.

One of the investor owned real estate loans was restructured to provide for a 12-month interest-only period. The impairment measurement at September 30, 2018 was based on the fair value of collateral and did not result in a specific allocation. The second investor owned residential real estate loan consolidated debt at a longer term, provided a rate reduction for certain of the loans consolidated but increased the interest rate on certain other loans consolidated, and capitalized interest. The impairment measurement at September 30, 2018 was based upon the present value of cash flows and did not result in a specific allocation.

Two commercial real estate loans were restructured to provide a 12-month interest-only period, after which the loans will be re-amortized for a longer term. The impairment measurements at September 30, 2018 were based upon the present value of cash flows and did not result in a specific allocation for either loan.

The Company analyzed its TDR portfolio for loans that defaulted during the three and nine month periods ended September 30, 2019 and September 30, 2018, and that were modified within 12 months prior to default. The Company defines default as one or more payments that occur more than 90 days past the due date, charge-offs, or foreclosure after the date of restructuring.

Of the Company's TDRs at September 30, 2019, seven consumer real estate loans within one relationship totaling $263 defaulted within 12 months of modification. The impairment measurement is based upon the fair value of collateral, less estimated cost to sell, and resulted in no allocation. All of the defaulted loans are in nonaccrual status and the Company is working with the borrowers to recover its investment. One commercial real estate loan defaulted within 12 months of modification. The impairment measurement is based upon the fair value of collateral, less estimated cost to sell, and resulted in no allocation. Of the restructured loans that defaulted during the nine month period ended September 30, 2018, none were modified within 12 months prior to default.

Note 4: Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type are as follows.

	September 30, 2019
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$162,855	$2,636	$428	$165,063
States and political subdivisions	82,520	1,550	48	84,022
Mortgage-backed securities	81,141	91	298	80,934
Corporate debt securities	3,996	135	---	4,131
Total securities available for sale	$330,512	$4,412	$774	$334,150

	December 31, 2018
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$306,264	$449	$6,666	$300,047
States and political subdivisions	118,564	1,218	1,166	118,616
Mortgage-backed securities	586	42	---	628
Corporate debt securities	6,014	---	295	5,719
Total securities available for sale	$431,428	$1,709	$8,127	$425,010

The amortized cost and fair value of single maturity securities available for sale at September 30, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity.

	September 30, 2019
	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$61,522	$61,525
Due after one year through five years	57,871	58,039
Due after five years through ten years	90,075	90,903
Due after ten years	121,044	123,683
Total securities available for sale	$330,512	$334,150

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

	September 30, 2019
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$27,231	$211	$71,778	$217
States and political subdivisions	---	---	591	48
Mortgage-backed securities	49,823	298	---	---
Total	$77,054	$509	$72,369	$265

	December 31, 2018
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$17,730	$216	$259,992	$6,450
States and political subdivisions	16,882	352	20,758	814
Corporate debt securities	4,842	194	876	101
Total	$39,454	$762	$281,626	$7,365

The Company had 111 securities with a fair value of $149,423 that were temporarily impaired at September 30, 2019.  The total unrealized loss on these securities was $774. Of the temporarily impaired total, 73 securities with a fair value of $72,369 and an unrealized loss of $265 have been in a continuous loss position for twelve months or more. The Company has determined that these securities are temporarily impaired at September 30, 2019 for the reasons set out below.

U.S. Government agencies. The unrealized loss of $217 on US Government agency securities stemmed from 72 securities with a fair value of $71,778. The unrealized losses were caused by interest rate and market fluctuations. The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the cost basis of the investments. The Company is monitoring bond market trends to develop strategies to address unrealized losses. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of the amortized cost basis, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired.

States and political subdivisions. The unrealized loss of $48 on state and political subdivision securities stemmed from 1 security with a fair value of $591. The unrealized loss was caused by interest rate and market fluctuations. The Company is monitoring bond market trends to develop strategies to address unrealized losses. Because the Company does not intend to sell the investment and it is not likely that the Company will be required to sell the investment before recovery of the amortized cost basis, which may be at maturity, the Company does not consider the investment to be other-than-temporarily impaired.

Restricted stock. The Company held restricted stock of $1,220 as of September 30, 2019 and December 31, 2018. Restricted stock is reported separately from available-for-sale securities. As a member of the Federal Reserve and the Federal Home Loan Bank (“FHLB”) of Atlanta, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital, current borrowings, and a percentage of qualifying assets. The Company purchases stock from or sells stock back to the correspondents based on their calculations. The stock is held by member institutions only and is not actively traded.

Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. In addition to dividends, NBB also benefits from its membership with FHLB through eligibility to borrow from the FHLB, using as collateral NBB’s capital stock investment in the FHLB and qualifying NBB real estate mortgage loans totaling $526,568 at September 30, 2019. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at September 30, 2019, management did not determine any impairment.

Management regularly monitors the credit quality of the investment portfolio. Changes in ratings are noted and follow-up research on the issuer is undertaken when warranted. Management intends to carefully monitor any changes in bond quality.

Note 5: Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. At the FASB’s October 16, 2019 meeting, the Board affirmed its decision to amend the effective date of this ASU for many companies.   Public business entities that are SEC filers, excluding those meeting the smaller reporting company definition, will retain the initial required implementation date of fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  All other entities will be required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company has formed a working group to address information requirements, determine methodology, research forecasts and ensure readiness and compliance with the standard. The Company has begun calculating and refining concurrent models using CECL methodology. The Company will continue to fine tune assumptions prior to the effective date.

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

Note 6: Defined Benefit Plan

Components of Net Periodic Benefit Cost

	Pension Benefits
	Nine Months Ended September 30,
	2019	2018
Service cost	$600	$651
Interest cost	663	600
Expected return on plan assets	(1,095)	(1,200)
Amortization of prior service cost	(81)	(81)
Recognized net actuarial loss	474	438
Net periodic benefit cost	$561	$408

The service cost component of net periodic benefit cost is included in salaries and employee benefits expense in the consolidated statements of income. All other components are included in other noninterest expense in the consolidated statements of income.

2019 Plan Year Employer Contribution

For the nine months ended September 30, 2019, the Company did not make a contribution to the Plan.

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.

		Fair Value Measurements at September 30, 2019 Using
Description	Balance as of September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$165,063	$	---	$165,063	$	---
States and political subdivisions	84,022		---	84,022		---
Mortgage-backed securities	80,934		---	80,934		---
Corporate debt securities	4,131		---	4,131		---
Total securities available for sale	$334,150	$	---	$334,150	$	---

		Fair Value Measurements at December 31, 2018 Using
Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$300,047	$	---	$300,047	$	---
States and political subdivisions	118,616		---	118,616		---
Mortgage-backed securities	628		---	628		---
Corporate debt securities	5,719		---	5,719		---
Total securities available for sale	$425,010	$	---	$425,010	$	---

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at September 30, 2019 or December 31, 2018.

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

The following table summarizes the Company’s impaired loans that were measured at fair value on a nonrecurring basis at September 30, 2019 and at December 31, 2018.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
September 30, 2019	Impaired loans net of valuation allowance	$950	$	---	$	---	$950
December 31, 2018	Impaired loans net of valuation allowance	1,014		---		---	1,014

The following tables present information about Level 3 Fair Value Measurements for September 30, 2019 and December 31, 2018.

Impaired Loans	Valuation Technique	Unobservable Input	Range (Weighted Average)
September 30, 2019	Present value of cash flows	Discount rate	5.50%	–	7.25%	(5.82%)
December 31, 2018	Present value of cash flows	Discount rate	5.50%	–	7.25%	(6.05%)

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

The following table summarizes the Company’s other real estate owned that was measured at fair value on a nonrecurring basis as of September 30, 2019 and December 31, 2018.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
September 30, 2019	Other real estate owned net of valuation allowance	$1,470	$	---	$	---	$1,470
December 31, 2018	Other real estate owned net of valuation allowance	2,052		---		---	2,052

The following tables present information about Level 3 Fair Value Measurements for September 30, 2019 and December 31, 2018.

September 30, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	0.00%(1)	–	6.00%	(0.06%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0.00%	–	48.28%	(1.05%)

December 31, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	0.00%(1)	–	6.00%	(0.12%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0.00%	–	50.05%	(1.45%)

(1)

The Company markets other real estate owned both independently and with local realtors. Properties marketed by realtors are discounted by selling costs. Properties that the Company markets independently are not discounted by selling costs.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2019 and December 31, 2018. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government-supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity. Fair values are estimated using the exit price notion.

	September 30, 2019
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$14,206		$14,206	$	---	$	---
Interest-bearing deposits	135,490		135,490		---		---
Securities	334,150		---		334,150		---
Restricted securities	1,220		---		1,220		---
Loans held for sale	2,333		---		2,333		---
Loans, net	715,025		---		---		703,281
Accrued interest receivable	4,233		---		4,233		---
Bank-owned life insurance	35,338		---		35,338		---
Financial Liabilities:
Deposits	$1,068,027	$	---		$943,441		$124,567
Accrued interest payable	133		---		133		---

	December 31, 2018
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$12,882		$12,882	$	---	$	---
Interest-bearing deposits	43,491		43,491		---		---
Securities	425,010		---		425,010		---
Restricted securities	1,220		---		1,220		---
Loans held for sale	72		---		72		---
Loans, net	702,409		---		---		684,565
Accrued interest receivable	5,160		---		5,160		---
Bank-owned life insurance	34,657		---		34,657		---
Financial Liabilities:
Deposits	$1,051,942	$	---		$950,143		$101,749
Accrued interest payable	89		---		89		---

Note 8: Components of Accumulated Other Comprehensive Loss

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$(3,704)	$(5,991)	$(9,695)
Unrealized holding loss on available for sale securities, net of tax of ($1,378)	(5,182)	---	(5,182)
Unrealized holding gain on securities transferred from held to maturity to available for sale, net of tax of $237	891	---	891
Balance at September 30, 2018	$(7,995)	$(5,991)	$(13,986)

Balance at December 31, 2018	$(5,072)	$(7,013)	$(12,085)
Unrealized holding gain on available for sale securities net of tax of $2,149	8,089	---	8,089
Reclassification adjustment, net of tax of ($38)	(144)	---	(144)
Balance at September 30, 2019	$2,873	$(7,013)	$(4,140)

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,
	2019	2018
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$643	$673
Other service charges and fees	46	20
Credit and debit card fees	350	362
Trust income	440	355
Insurance and Investment (included within Other Income on the Consolidated Statements of Income)	97	160
Noninterest Income (in-scope of Topic 606)	$1,576	$1,570
Noninterest Income (out-of-scope of Topic 606)	522	344
Total noninterest income	$2,098	$1,914

	Nine Months Ended September 30,
	2019	2018
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$1,840	$2,037
Other service charges and fees	149	87
Credit and debit card fees	1,015	1,071
Trust income	1,208	1,131
Insurance and Investment (included within Other Income on the Consolidated Statements of Income)	360	361
Noninterest Income (in-scope of Topic 606)	$4,572	$4,687
Noninterest Income (out-of-scope of Topic 606)	1,871	1,118
Total noninterest income	$6,443	$5,805

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

The following tables present information about leases:

September 30, 2019
Lease liability	$2,358
Right-of-use asset	$2,351
Weighted average remaining lease term (years)	7.11
Weighted average discount rate	3.02%

	For the Nine Months Ended September 30,
	2019	2018
Lease Expense
Operating lease expense	$218	$	NR
Short-term lease expense	101	NR
Total lease expense	$319		$223

Cash paid for amounts included in lease liabilities	$211	$	NR
Right-of-use assets obtained in exchange for operating lease liabilities commencing during the period	$1,837	$	NR

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability:

Undiscounted Cash Flow for the	As of September 30, 2019
Three months ending December 31, 2019	$89
Twelve months ending December 31, 2020	354
Twelve months ending December 31, 2021	345
Twelve months ending December 31, 2022	349
Twelve months ending December 31, 2023	351
Twelve months ending December 31, 2024	333
Thereafter	848
Total undiscounted cash flows	$2,669
Less: discount	(311)
Lease liability	$2,358

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

$ in thousands	Three Months Ended September 30,
	2019	2018
GAAP measures:
Interest and fees on loans	$8,548	$8,005
Interest on interest-bearing deposits	407	111
Interest and dividends on securities - taxable	1,565	1,771
Interest on securities - nontaxable	768	1,058
Total interest income	$11,288	$10,945

Interest on deposits	$1,865	$1,141
Interest on borrowings	---	104
Total interest expense	$1,865	$1,245

Net interest income	$9,423	$9,700

Non-GAAP measures:
Tax benefit on nontaxable loan income	$116	$110
Tax benefit on nontaxable securities income	209	286
Total tax benefit on nontaxable interest income	$325	$396
Total tax-equivalent net interest income	$9,748	$10,096

Total tax-equivalent net interest income, annualized	$38,674	$40,055
Average interest-earning assets	$1,171,425	$1,186,219
Net interest margin	3.30%	3.38%

$ in thousands	Nine Months Ended September 30,
	2019	2018
GAAP measures:
Interest and fees on loans	$25,277	$23,159
Interest on interest-bearing deposits	1,048	509
Interest and dividends on securities - taxable	4,851	5,125
Interest on securities - nontaxable	2,543	3,362
Total interest income	$33,719	$32,155

Interest on deposits	$5,572	$3,367
Interest on borrowings	---	104
Total interest expense	$5,572	$3,471

Net interest income	$28,147	$28,684

Non-GAAP measures:
Tax benefit on nontaxable loan income	$348	$293
Tax benefit on nontaxable securities income	691	909
Total tax benefit on nontaxable interest income	$1,039	$1,202
Total tax-equivalent net interest income	$29,186	$29,886

Total tax-equivalent net interest income, annualized	$39,022	$39,957
Average interest-earning assets	$1,177,688	$1,186,623
Net interest margin	3.31%	3.37%

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

$ in thousands	Three Months Ended September 30,
	2019	2018
Noninterest expense under GAAP	$6,386	$6,463

Noninterest income under GAAP	$2,098	$1,914
Less: realized securities gains, net	(162)	---
Noninterest income for ratio calculation, non-GAAP	$1,936	$1,914

Net noninterest expense, non-GAAP	$4,450	$4,549
Net noninterest expense, non-GAAP, annualized	17,655	18,048
Average assets	$1,250,473	$1,254,055
Noninterest margin	1.41%	1.44%

$ in thousands	Nine Months Ended September 30,
	2019	2018
Noninterest expense under GAAP	$19,304	$21,051
Less: write-down of insurance receivable	---	(2,010)
Noninterest expense for ratio calculation, non-GAAP	$19,304	$19,041

Noninterest income under GAAP	$6,443	$5,805
Less: recovery of insurance receivable	(538)	---
Less: realized securities gains, net	(182)	---
Noninterest income for ratio calculation, non-GAAP	$5,723	$5,805

Net noninterest expense, non-GAAP	$13,581	$13,236
Net noninterest expense, non-GAAP, annualized	18,158	17,696
Average assets	$1,253,245	$1,254,684
Noninterest margin	1.45%	1.41%

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

The following table details the calculation of annualized net income for the return on average assets and the return on average equity:

	Three Months Ended September 30,
	2019	2018
Net Income	$4,252	$4,251
Net income, annualized	16,869	16,865

	Nine Months Ended September 30,
	2019	2018
Net Income	$12,689	$11,588
Items deemed non-recurring by management:
Insurance write-down in 2018, net of tax of $422	---	1,588
Insurance recovery in 2019, net of tax of $113	(425)	---
Adjusted net income	12,264	13,176
Adjusted net income, annualized	16,397	17,616
Items deemed non-recurring by management:
Insurance write-down in 2018, net of tax of $422	---	(1,588)
Insurance recovery in 2019, net of tax of $113	425	---
Annualized net income for ratio calculation	$16,822	$16,028

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

The estimate of the allowance for September 30, 2019 considered market and portfolio conditions during the first nine months of 2019 as well as the levels of delinquencies and net charge-offs in the eight quarters prior to the quarter ended September 30, 2019. If the economy experiences a downturn, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see Note 3 to the consolidated financial statements and “Asset Quality,” and “Provision and Allowance for Loan Losses.”

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

Performance Summary

The following table presents the Company’s key performance ratios for the three months ended September 30, 2019 and September 30, 2018. The measures for September 30, 2019 and September 30, 2018 are annualized, except for basic earnings per share and fully diluted earnings per share.

	Three Months Ended September 30,
	2019	2018
Return on average assets (1)	1.35%	1.34%
Return on average equity (1) (4)	9.20%	8.97%
Basic earnings per share (4)	$0.65	$0.61
Fully diluted earnings per share	$0.65	$0.61
Net interest margin (2)	3.30%	3.38%
Noninterest margin (3)	1.41%	1.44%

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

(4)

During March 2019, The Company repurchased 452,400 shares under its publicly announced stock repurchase plan. The repurchase reduced shareholders equity by $17,997. During August 2019, The Company repurchased 16,000 shares under its publicly announced stock repurchase plan. The repurchase reduced shareholders equity by $528.

The annualized return on average assets increased 1 basis point when the three months ended September 30, 2019 are compared with the three months ended September 30, 2018. The annualized return on average equity increased 23 basis points when the three months ended September 30, 2019 are compared with the three months ended September 30, 2018. The increase in return on average equity was in part due to stock repurchases of 452,400 shares during the first quarter of 2019 and 16,000 shares during the third quarter of 2019. Combined, the repurchases decreased shareholder’s equity by $18,525.

The annualized net interest margin was 3.30% for the three months ended September 30, 2019, down 8 basis points from the 3.38% reported for the three months ended September 30, 2018. The primary factor driving the decrease in the net interest margin was the increase in interest expense for interest-bearing liabilities. Please refer to the discussion under Net Interest Income for further information.

The annualized noninterest margin improved by 3 basis points when the three month period ended September 30, 2019 is compared with the three month period ended September 30, 2018. Please refer to the discussions under noninterest income and noninterest expense for further information.

The following table presents the Company’s key performance ratios for the nine months ended September 30, 2019 and September 30, 2018 and the year ended December 31, 2018. The measures for September 30, 2019 and September 30, 2018 are annualized, except for basic earnings per share and fully diluted earnings per share.

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	Twelve Months Ended December 31, 2018
Return on average assets (1)	1.34%	1.28%	1.29%
Return on average equity (1) (4)	9.13%	8.61%	8.65%
Basic earnings per share (4)	$1.92	$1.67	$2.32
Fully diluted earnings per share	$1.92	$1.67	$2.32
Net interest margin (2)	3.31%	3.37%	3.36%
Noninterest margin (3)	1.45%	1.41%	1.40%

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

(4)

During March 2019, The Company repurchased 452,400 shares under its publicly announced stock repurchase plan. The repurchase reduced shareholders equity by $17,997. During August 2019, the Company repurchased 16,000 shares under the same repurchase plan. The repurchase reduced shareholders equity by $528.

The annualized return on average assets increased 6 basis points for the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018. The annualized return on average equity increased 52 basis points for the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018.

The annualized net interest margin was 3.31% for the nine months ended September 30, 2019, down 6 basis points from the 3.37% reported for the nine months ended September 30, 2018. The primary factor driving the decrease in the net interest margin was the increase in interest expense for interest-bearing liabilities. Please refer to the discussion under Net Interest Income for further information.

The annualized noninterest margin for the nine months ended September 30, 2019 improved by 4 basis points when compared with the nine month period ended September 30, 2018. Please refer to the discussions under noninterest income and noninterest expense for further information.

Growth

NBI’s key growth indicators are shown in the following table.

	September 30, 2019	December 31, 2018	Percent Change
Interest-bearing deposits	$135,490	$43,491	211.54%
Securities and restricted stock	335,370	426,230	(21.32)%
Loans, net	715,025	702,409	1.80%
Deposits	1,068,027	1,051,942	1.53%
Total assets	1,272,721	1,256,032	1.33%

Asset Quality

Key indicators of the Company’s asset quality are presented in the following table.

	September 30, 2019	September 30, 2018	December 31, 2018
Nonperforming loans	$4,076	$3,076	$3,420
Loans past due 90 days or more, and still accruing	212	63	35
Other real estate owned	1,470	2,214	2,052
Allowance for loan losses to loans	1.01%	1.10%	1.04%
Net charge-off ratio	0.09%	0.06%	0.07%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.77%	0.75%	0.77%
Ratio of allowance for loan losses to nonperforming loans	178.16%	250.75%	216.08%

The Company’s risk analysis at September 30, 2019 determined an allowance for loan losses of $7,262 or 1.01% of loans net of unearned income and deferred fees and costs, a decrease from $7,390 or 1.04% at December 31, 2018. The determination of the appropriate level for the allowance for loan losses resulted in a provision of $350 for the nine months ended September 30, 2019, compared with a provision for the nine month period ended September 30, 2018 of $93. To determine the appropriate level of the allowance for loan losses, the Company considers credit risk for certain loans designated as impaired and for non-impaired (“collectively evaluated”) loans.

Individually evaluated impaired loans totaled $6,233 on a gross basis and $6,234 net of unearned income and deferred fees and costs, with specific allocations to the allowance for loan losses totaling $120 at September 30, 2019. Individually evaluated impaired loans at December 31, 2018 were $6,820 on a gross basis as well as net of unearned income and deferred fees and costs, with specific allocations to the allowance for loan losses of $139. The specific allocation is determined based on criteria particular to each impaired loan.

Collectively evaluated loans totaled $716,526 on a gross basis and $716,053 net of unearned income and deferred fees and costs, with an allowance of $7,142 or 1.00% at September 30, 2019. At December 31, 2018, collectively evaluated loans totaled $703,577 on a gross basis and $702,979 net of unearned income and deferred fees and costs, with an allowance of $7,251 or 1.03%.

For collectively evaluated loans, the Company applies to each loan class a historical net charge-off rate, adjusted for qualitative factors that influence credit risk. Qualitative factors evaluated for impact to credit risk include economic measures, asset quality indicators, loan characteristics, and internal Bank policies and management.

Net charge-off rates for each class are averaged over 8 quarters (2 years) to determine the historical net charge off rate applied to each class of collectively evaluated loans. Net charge-offs for the nine months ended September 30, 2019 were $478 or 0.09% (annualized) of average loans, an increase from $305 or 0.06% (annualized) for the nine months ended September 30, 2018. Net charge-offs for the year ended December 31, 2018 were $454 or 0.07% of average loans. The 8-quarter average historical loss rate applied to the calculation was 0.06% for September 30, 2019, 0.07% for December 31, 2018 and 0.10% for September 30, 2018. Increases in the net charge-off rate increase the required allowance for collectively-evaluated loans, while decreases in the net charge-off rate decrease the required allowance for collectively-evaluated loans.

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

Within the Company’s market area, the number of business and personal bankruptcies, the inventory of new and existing homes and the unemployment rate increased from levels at December 31, 2018, indicating increased credit risk and resulting in increased allocation. The competitive, legal and regulatory environments and residential vacancy rates remained at similar levels to December 31, 2018, and the allocation remained at the level at December 31, 2018. Interest rates decreased during the third quarter. The Company assessed this as a positive indicator for credit risk, and reduced the risk allocation for the decrease as well as prior rate increases that have been absorbed in the portfolio.

The Company considers other factors that impact credit risk, including the risk from changes in the legal and regulatory environments, changes to lending policies and loan review, and changes in management’s experience. The legal and regulatory environment, lending policies, and management’s experience remained at similar levels to December 31, 2018. Slight changes to the loan review system to align with regulatory guidance resulted in a slight increase in the allocation.

Asset quality indicators affect the level of the allowance for loan losses. Accruing loans past due 30-89 days were 0.24% of total loans, net of unearned income and deferred fees and costs at September 30, 2019, a slight increase from 0.23% at December 31, 2018. Accruing loans past due 90 days or more were 0.03% of total loans, net of unearned income and deferred fees and costs at September 30, 2019, and 0.00% at December 31, 2018. Nonaccrual loans at September 30, 2019 were 0.56% of total loans, net of unearned income and deferred fees and costs, an increase from 0.48% at December 31, 2018.  Levels of past due and nonaccrual loans are analyzed on a class-basis.  Decreases in past due and nonaccrual loans within a class reduce the required level of the allowance for loan losses, while increases in past due and nonaccrual loans within a class increase the required level of the allowance for loan losses.

Levels of high risk loans are considered in the determination of the level of the allowance for loan loss. High risk loans are defined by the Company as loans secured by junior liens, interest-only loans and loans with a high loan-to-value ratio. A decrease in the level of high risk loans within a class decreases the required allocation for the loan class, and an increase in the level of high risk loans within a class increases the required allocation for the loan class. Total high risk loans decreased $21,908 or 13.94% from the level at December 31, 2018, resulting in a decreased allocation.

Loans rated “special mention” and “classified” (together, “criticized assets”) indicate heightened credit risk. Higher levels of criticized assets increase the required level of the allowance for collectively-evaluated loans, while lower levels of criticized assets reduce the required level of the allowance for collectively-evaluated loans. Loans rated special mention receive a 50% greater allocation for qualitative risk factors, and loans rated classified receive a 100% greater allocation for qualitative risk factors. A classified loss rate is also applied to classified loans, calculated as net charge offs divided by classified loans. Collectively evaluated loans rated “special mention” were $62 at September 30, 2019 and $1,455 at December 31, 2018. The decline in loans rated “special mention” was in large part due to a change in the loan review system to align with regulatory guidance.  As a result the “special mention” rating is no longer applied to consumer loans.  The risk in the portfolio has not changed, but consumer loans will no longer impact the analysis of special mention loans in the allowance.  In order to account for the change in the way that special mention loans impact the allowance calculation, the allocation for changes in loan review was increased.  Collectively evaluated loans rated classified were $847 at September 30, 2019 and $735 at December 31, 2018.

The calculation of the appropriate level for the allowance for loan losses incorporates analysis of multiple factors and requires management’s prudent and informed judgment. The ratio of the allowance for loan losses to total loans, net of unearned income and deferred fees and costs at September 30, 2019 is 1.01%, a decrease from 1.04% at December 31, 2018. The ratio of the allowance for collectively-evaluated loan losses to collectively-evaluated loans, net of unearned income and deferred fees and costs was 1.00%, compared with 1.03% at December 31, 2018. Improvements from December 31, 2018 in loans rated special mention, classified, and considered high risk, as well as a reduced allocation for the interest rate environment, decreased the required level of the allowance for loan losses. Other indicators slightly offset the improvements, including a slight worsening in business and personal bankruptcy, housing inventory, loans past due, the unemployment rate, and nonaccrual loans. Based on analysis of historical indicators, asset quality and economic factors, management believes the level of allowance for loan losses is reasonable for the credit risk in the loan portfolio.

The following table discloses the other real estate owned in physical possession and in process at each reporting date:

Other Real Estate Owned(1)	September 30, 2019	September 30, 2018	December 31, 2018
Real estate construction	$1,443	$2,012	$2,012
Consumer real estate	27	12	13
Commercial real estate	---	190	27
Total other real estate owned	$1,470	$2,214	$2,052

Loans in process of foreclosure	$891	$1,012	$140

(1)	Net of valuation allowance.

Other real estate owned decreased $582 from December 31, 2018 and $744 from September 30, 2018. As of September 30, 2019, loans secured by residential real estate totaling $891 are in various stages of foreclosure and may impact other real estate owned in future quarters. It is not possible to accurately predict the future total of other real estate owned because property sold at foreclosure may be acquired by third parties and NBB’s other real estate owned properties are regularly marketed and sold.

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

The Company codes modifications to assist in identifying troubled debt restructurings. The majority of modifications were granted for competitive reasons and did not constitute troubled debt restructurings. A description of modifications that did not result in troubled debt restructurings follows:

Nine Months Ended September 30, 2019
Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Amount Modified (in thousands)
Rate reductions for competitive purposes	4	$11,242
Payment extensions for less than 3 months	59	1,124
Maturity date extensions of more than 3 months and up to 6 months	113	15,763
Maturity date extensions of more than 6 months and up to 12 months	218	13,949
Maturity date extensions of more than 12 months	5	5,639
Advances on non-revolving loans or capitalization	4	1,019
Change in amortization term or method	4	346
Change or release of collateral	20	383
Renewal of expired Home Equity Line of Credit loans for additional 10 years	28	1,236
Renewal of single-payment notes	80	2,500
Total modifications that do not constitute TDRs	535	$53,201

Nine Months Ended September 30, 2018
Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Amount Modified (in thousands)
Rate reductions for competitive purposes	8	$2,371
Payment extensions for less than 3 months	39	451
Maturity date extensions of more than 3 months and up to 6 months	98	15,533
Maturity date extensions of more than 6 months and up to 12 months	237	8,618
Maturity date extensions of more than 12 months	12	1,600
Advances on non-revolving loans or capitalization	7	1,845
Change in amortization term or method	7	965
Change or release of collateral	38	568
Renewal of expired Home Equity Line of Credit loans for additional 10 years	10	153
Renewal of single-payment notes	110	2,344
Total modifications that do not constitute TDRs	566	$34,448

Twelve Months Ended December 31, 2018
Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Amount Modified (in thousands)
Rate reductions for competitive purposes	18	$8,384
Payment extensions for less than 3 months	61	646
Maturity date extensions of more than 3 months and up to 6 months	134	22,663
Maturity date extensions of more than 6 months and up to 12 months	308	11,777
Maturity date extensions of more than 12 months	17	2,304
Advances on non-revolving loans or recapitalization	8	2,076
Change in amortization term or method	11	1,542
Change or release of collateral	43	783
Renewal of expired Home Equity Line of Credit loans for additional 10 years	20	300
Renewal of single-payment notes	138	2,862
Total modifications that do not constitute TDRs	758	$53,337

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

The Company’s TDRs were $5,257 at September 30, 2019, a decrease from $5,661 at December 31, 2018. Accruing TDR loans amounted to $1,880 at September 30, 2019 and $2,552 at December 31, 2018. TDRs with at least six months of current payment history may accrue interest.

	TDR Status as of September 30, 2019
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due		90+ Days Past Due	Nonaccrual
Consumer real estate	$945	$418	$	---	$132	$395
Commercial real estate	3,368	386		---	---	2,982
Commercial non real estate	939	939		---	---	---
Consumer non real estate	5	2		3	---	---
Total TDR Loans	$5,257	$1,745		$3	$132	$3,377

	TDR Status as of December 31, 2018
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Consumer real estate	$1,027	$417	$	---	$	---	$610
Commercial real estate	3,606	1,112		---		---	2,494
Commercial non real estate	1,015	1,010		---		---	5
Consumer non real estate	13	9		4		---	---
Total TDR Loans	$5,661	$2,548		$4	$	---	$3,109

Restructuring generally results in a loan with either lower payments or a maturity extended beyond that originally required, and is expected to result in a lower risk of loss associated with nonperformance than the pre-modified loan. The Company modified one loan during the nine month period ended September 30, 2019 and modified six loans during the nine month period ended September 30, 2018. Please refer to Note 3 for information on troubled debt restructurings.

Net Interest Income

The net interest income analysis for the three months ended September 30, 2019 and 2018 follows:

	Three Months Ended
	September 30, 2019			September 30, 2018
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)(4)	$721,653	$8,664	4.76%	$694,590	$8,115	4.64%
Taxable securities (5)(6)	280,987	1,565	2.21%	348,582	1,771	2.02%
Nontaxable securities (1)(5)	93,204	977	4.16%	120,615	1,344	4.42%
Interest-bearing deposits	75,581	407	2.14%	22,432	111	1.96%
Total interest-earning assets	$1,171,425	$11,613	3.93%	$1,186,219	$11,341	3.79%
Interest-bearing liabilities:
Interest-bearing demand deposits	$583,031	$1,221	0.83%	$598,864	$982	0.65%
Savings deposits	143,430	121	0.33%	140,923	52	0.15%
Time deposits	121,028	523	1.71%	100,534	107	0.42%
Borrowings	1	---	---	15,978	104	2.58%
Total interest-bearing liabilities	$847,490	$1,865	0.87%	$856,299	$1,245	0.58%
Net interest income and interest rate spread		$9,748	3.06%		$10,096	3.21%
Net yield on average interest-earning assets			3.30%			3.38%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 21%.
(2)	Included in interest income are loan fees of $26 and $30 for the three months ended September 30, 2019 and 2018, respectively.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes loans held for sale.
(5)	Daily averages are shown at amortized cost.
(6)	Includes restricted stock.

	Nine Months Ended
	September 30, 2019			September 30, 2018
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)(4)	$717,627	$25,625	4.77%	$677,110	$23,452	4.63%
Taxable securities (5)(6)	298,141	4,851	2.18%	343,661	5,125	1.99%
Nontaxable securities (1)(5)	100,711	3,234	4.29%	126,486	4,271	4.51%
Interest-bearing deposits	61,209	1,048	2.29%	39,366	509	1.73%
Total interest-earning assets	$1,177,688	$34,758	3.95%	$1,186,623	$33,357	3.76%
Interest-bearing liabilities:
Interest-bearing demand deposits	$598,915	$4,007	0.89%	$611,741	$2,864	0.63%
Savings deposits	141,913	326	0.31%	141,430	159	0.15%
Time deposits	113,630	1,239	1.46%	107,767	344	0.43%
Borrowings	---	---	---	5,385	104	2.58%
Total interest-bearing liabilities	$854,458	$5,572	0.87%	$866,323	$3,471	0.54%
Net interest income and interest rate spread		$29,186	3.08%		$29,886	3.22%
Net yield on average interest-earning assets			3.31%			3.37%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 21%.
(2)	Included in interest income are loan fees of $75 and $87 for the nine months ended September 30, 2019 and 2018, respectively.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes loans held for sale.
(5)	Daily averages are shown at amortized cost.
(6)	Includes restricted stock.

The net interest margin decreased 8 basis points when the three month periods ended September 30, 2019 and September 30, 2018 are compared, and 6 basis points when the nine month periods ended September 30, 2019 and September 30, 2018 are compared. The decrease in interest rate spread resulted from an increase in the cost of interest-bearing liabilities of 29 basis points when the three month periods ended September 30, 2019 and September 30, 2018 are compared and 33 basis points when the nine month periods ended September 30, 2019 and September 30, 2018 are compared. The increase in the cost of deposits was partially offset by an increase in tax-equivalent yield on interest-earning assets of 14 basis points when the three month period ended September 30, 2019 is compared to the period ending September 30, 2018 and an increase of 19 basis points when the nine month period ended September 30, 2019 and September 30, 2018 are compared.

The tax-equivalent yield on loans increased 12 basis points when the three month period ended September 30, 2019 is compared with the same period ended September 30, 2018, and 14 basis points when the nine month periods ended September 30, 2019 and September 30, 2018 are compared. The yield on taxable securities increased 19 basis points when the three month period ended September 30, 2019 is compared with the three month period ended September 30, 2018, and when the nine month period ended September 30, 2019 is compared with the same period ended September 30, 2018. The yield on nontaxable securities decreased 26 basis points when the three month periods ended September 30, 2019 and September 30, 2018 are compared and 22 basis points when the nine month periods ended September 30, 2019 and September 30, 2018 are compared.

The increase in the cost of interest-bearing liabilities came from an increase in deposit offering rates. The cost of interest-bearing demand deposits increased 18 basis points when the three month period ended September 30, 2019 is compared with the same period ended September 30, 2018 and 26 basis points for the nine month period ending September 30, 2019 when compared with the same period ended September 30, 2018. The cost of savings deposits increased 18 basis points when the three month periods ended September 30, 2019 and September 30, 2018 are compared and 16 basis points when the nine month periods ended September 30, 2019 and September 30, 2018 are compared. The cost of time deposits increased 129 basis points when the three month periods ended September 30, 2019 and September 30, 2018 are compared and 103 basis points when the nine month periods ended September 30, 2019 and September 30, 2018 are compared. The Company’s yield on earning assets and cost of funds are largely dependent on the interest rate environment.

Provision and Allowance for Loan Losses

The calculation of the allowance for loan losses resulted in a provision for loan losses of $95 for the three months ended September 30, 2019 and $223 for the three months ended September 30, 2018. The provision for loan losses was $350 for the nine month period ended September 30, 2019, compared with a provision of $93 for the same period ended September 30, 2018. The provision for loan losses is the result of a detailed analysis to estimate an adequate allowance for loan losses. The ratio of the allowance for loan losses to total loans at September 30, 2019 was 1.01%, compared with 1.04% at December 31, 2018 and 1.10% at September 30, 2018. The annualized net charge-off ratio was 0.08% for the three months ended September 30, 2019, 0.09% for the nine months ended September 30, 2019, 0.06% for the nine months ended September 30, 2018 and 0.07% for the year ended December 31, 2018. See “Asset Quality” for additional information.

Noninterest Income

	Three Months Ended
	September 30, 2019	September 30, 2018	Percent Change
Service charges on deposits	$643	$673	(4.46)%
Other service charges and fees	46	20	130.00%
Credit and debit card fees	350	362	(3.31)%
Trust fees	440	355	23.94%
BOLI income	230	222	3.60%
Other income	227	282	(19.50)%
Realized securities gain, net	162	---	100.00%

	Nine Months Ended
	September 30, 2019	September 30, 2018	Percent Change
Service charges on deposits	$1,840	$2,037	(9.67)%
Other service charges and fees	149	87	71.26%
Credit and debit card fees	1,015	1,071	(5.23)%
Trust fees	1,208	1,131	6.81%
BOLI income	681	678	0.44%
Other income	1,368	801	70.79%
Realized securities gain, net	182	---	100.00%

Service charges on deposit accounts decreased 4.46% and 9.67% for the three and nine month periods ended September 30, 2019 when compared with the same periods ended September 30, 2018. Other service charges and fees increased 130.00% and 71.26% for the three and nine month periods ended September 30, 2019 compared with the same periods ended September 30, 2018. Other service charges include charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees for letters of credit and the income earned from commissions on the sale of credit life, accident and health insurance. Increased volume in letters of credit and greater check charge fee income provided most of the increase. Service charges on deposits and other service charges and fees are subject to normal business fluctuation and are not due to changes in fee structure.

Credit and debit card fees are presented net of interchange expense. Credit and debit card fees decreased $12 and $56 for the three and nine month periods ended September 30, 2019 when compared with the same periods last year. Credit and debit card fees are based on volume and other factors.

Income from trust fees increased $85 and $77 for the three and nine month periods ended September 30, 2019 when compared with the same periods ended September 30, 2018. Trust income varies depending on the total assets held in trust accounts, the type of accounts under management and financial market conditions.

BOLI income increased $8 when the three month periods ended September 30, 2019 and September 30, 2018 are compared. For the nine month period ended September 30, 2019, BOLI income increased $3 when compared with the same period ended September 30, 2018.

Other income includes fees on the sale of secondary-market mortgages, net gains from the sale of fixed assets, revenue from investment and insurance sales and other miscellaneous components. These areas fluctuate with market conditions and competitive factors. Other income decreased $55 for the three month period ended September 30, 2019 when compared with the same period ending September 30, 2018. Other income increased $567 for the nine month period ended September 30, 2019 when compared with the same period ended September 30, 2018. The Company recognized a recovery of $538 on a previously recognized insurance loss.

The Company realized a gain on the call and sale of securities of $162 and $182 during the three and nine month periods ended September 30, 2019. Most of the gains resulted from sale of securities under a restructuring program intended to provide a measure of security from interest rate risk. No gains on securities were realized during the first nine months of 2018. Net realized securities gains and losses are market driven.

Noninterest Expense

	Three Months Ended
	September 30, 2019	September 30, 2018	Percent Change
Salaries and employee benefits	$3,823	$3,639	5.06%
Occupancy, furniture and fixtures	468	433	8.08%
Data processing and ATM	823	684	20.32%
FDIC assessment	---	88	(100.00)%
Intangibles amortization	---	12	(100.00)%
Net costs of other real estate owned	17	274	(93.80)%
Franchise taxes	343	314	9.24%
Other operating expenses	912	1,019	(10.50)%

	Nine Months Ended
	September 30, 2019	September 30, 2018	Percent Change
Salaries and employee benefits	$11,446	$10,878	5.22%
Occupancy, furniture and fixtures	1,410	1,396	1.00%
Data processing and ATM	2,363	2,024	16.75%
FDIC assessment	167	269	(37.92)%
Intangibles amortization	---	37	(100.00)%
Net costs of other real estate owned	45	523	(91.40)%
Franchise taxes	990	965	(2.59)%
Write-down of insurance receivable	---	2,010	(100.00)%
Other operating expenses	2,883	2,949	(2.24)%

Total noninterest expense decreased $77 or 1.19% when the three month periods ended September 30, 2019 and September 30, 2018 are compared, and decreased $1,747 or 8.30% when the nine month period ended September 30, 2019 is compared with the same period of 2018. The decrease when the nine month periods are compared was largely driven by the $2,010 write-down of the insurance receivable in the first quarter of 2018.

Salaries and employee benefits increased $184 and $568 when the three and nine month periods ended September 30, 2019 are compared with the same periods in 2018. This expense category includes employee salaries, payroll taxes, insurance and fringe benefits, ESOP contribution accruals, the service component of net periodic pension cost, and salary continuation expenses.

Occupancy, furniture and fixtures expense increased $35 and $14 when the three and nine month periods ended September 30, 2019 are compared with the same periods ended September 30, 2018.

Data processing and ATM expense increased $139 and $339 when the three and nine month periods ended September 30, 2019 are compared with the same periods in 2018, due to infrastructure upgrades.

FDIC assessment expense decreased $88 and $102 when the three and nine month periods ended September 30, 2019 are compared with the same periods of 2018. The FDIC assessment is accrued based on a method provided by the FDIC. During the third quarter of 2019, the FDIC notified the Bank that it was eligible for small bank assessment credits. The credits were applied to the Bank’s September 30, 2019 assessment. If the FDIC’s Deposit Insurance Fund Reserve Ratio maintains a certain ratio, the Bank may be able to use additional credits for future assessments.

Core deposit intangibles are the result of prior merger and acquisition activity and are amortized over a period of years. Amortization of the Company’s intangible assets was completed in 2018. This accounted for the decline in intangibles amortization expense of $12 and $37 for the three and nine month periods ended September 30, 2019 compared with the same periods of 2018.

Net costs of other real estate owned decreased $257 and $478 when the three and nine month periods ended September 30, 2019 are compared with the same periods in 2018. The cost of other real estate owned includes maintenance costs as well as valuation write-downs and gains and losses on the sale of properties. The expense varies with the number of properties, the maintenance required and changes in the real estate market. OREO properties are accounted for at fair value less cost to sell upon foreclosure and are thereafter periodically appraised to determine market value. Declines in market value are recognized through valuation expense. There were no write downs on OREO properties during the nine months ended September 30, 2019, compared with $247 and $452 for the three and nine months ended September 30, 2018. The Company recognized a loss on the sale of OREO of $5 for the nine months ended September 30, 2019 and $12 for the nine months ended September 30, 2018.

Franchise tax expense increased $29 or 9.24% when the three month periods ended September 30, 2019 and September 30, 2018 are compared. Franchise tax expense increased $25 or 2.59% when the nine month periods ended September 30, 2019 and September 30, 2018 are compared. Franchise tax is primarily based on capital levels of the subsidiary bank.

The Company recognized an expense of $2,010 during the nine month period ended September 30, 2018 to reduce and insurance receivable related to a cybersecurity breach. Please see the discussion under the section “Cybersecurity Risks and Incidents” below.

The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs, postage, charitable donations, losses and other expenses. Other operating expense decreased $107 and $66 when the three and nine month periods ended September 30, 2019 are compared with the same periods ended September 30, 2018.

Cybersecurity Risks and Incidents

The Company treats cybersecurity risk seriously. The Company has a program to identify, mitigate and manage its cybersecurity risks.  The program includes penetration testing and vulnerability assessment, technological defenses such as antivirus software, patch management, firewall management, email and web protections, an intrusion prevention system, a cybersecurity insurance policy which covers some but not all losses arising from cybersecurity breaches, as well as ongoing employee training.  The costs of these measures were $92 and $681 for the three and nine month periods ended September 30, 2019 compared with $104 and $251 for the three and nine month periods ended September 30, 2018. These costs are included in various categories of noninterest expense.

As disclosed in the Company’s December 31, 2018 10-K, the Company experienced two intrusions to its digital systems, one in May 2016 and one in January 2017. The Company retained two nationally recognized firms to investigate and remediate the intrusions and has adopted and implemented all of the recommendations provided through the investigations.

The financial impact of the attacks include the amount of the theft, as well as costs of investigation, remediation and litigation the Company pursued against the insurance carrier. The Company recognized a write-down of the insurance receivable of $2,010 during the nine month period ended September 30, 2018.   Costs for legal consultation totaled $12 and $157 for the three and nine month periods ended September 30, 2019, compared with $65 and $85 for the three and nine month periods ended September 30, 2018.  The Company’s litigation against the insurance carrier was settled during the first quarter of 2019, subject to a non-disclosure agreement.  There has been no litigation against the Company to date associated with the breaches.

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

Income Tax

Income tax expense was $788 and $2,247 for the three and nine month periods ended September 30, 2019, compared with $677 and $1,757 for the three and nine month periods ended September 30, 2018. The Company’s statutory tax rate is 21%. The Company’s effective tax rate was 15.63% and 15.04% for the three and nine month periods ended September 30, 2019, compared with 13.74% and 13.17% for the three and nine month periods ended September 30, 2018.  The increase in the effective tax rate resulted from smaller holdings of tax-advantaged municipal securities during 2019 compared with 2018.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	September 30, 2019	December 31, 2018	Percent Change
Interest-bearing deposits	$61,209	$36,562	67.41%
Securities available for sale and restricted stock	398,455	400,694	(0.56)%
Securities held to maturity	---	55,116	(100.00)%
Loans, net	709,766	675,647	5.05%
Total assets	1,253,244	1,251,843	0.11%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$198,397	$192,440	3.10%
Interest-bearing demand deposits	598,915	606,766	(1.29)%
Savings deposits	141,913	140,918	0.71%
Time deposits	113,630	105,674	7.53%
Stockholders’ equity	184,286	186,637	(1.26)%

Securities

During the third quarter of 2019, the Company implemented a program to restructure the securities portfolio. The program is intended to increase yields and reduce interest rate risk. The restructuring is expected to be completed during the fourth quarter of 2019. During the second quarter of 2018, the Company reclassified all held to maturity securities as available for sale. At the time of transfer, the securities were recorded at fair value of $119,790 and an unrealized gain of $891, net of tax was recorded in accumulated other comprehensive income.

Management regularly monitors the quality of the securities portfolio and closely follows the uncertainty in the economy and the volatility of financial markets.  The value of individual securities will be written down if the decline in fair value is considered to be other than temporary based upon the totality of circumstances. See Note 4: Securities for additional information.

Loans

	September 30, 2019	December 31, 2018	Percent Change
Real estate construction loans	$42,972	$37,845	13.55%
Consumer real estate loans	179,114	175,456	2.08%
Commercial real estate loans	360,493	353,546	1.96%
Commercial non real estate loans	45,866	46,535	(1.44)%
Public sector and IDA	59,731	60,777	(1.72)%
Consumer non real estate	34,583	36,238	(4.57)%
Less: unearned income and deferred fees and costs	(472)	(598)	(21.07)%
Loans, net of unearned income and deferred fees and costs	$722,287	$709,799	1.76%

The Company’s loans, net of unearned income and deferred fees and costs increased $12,488 or 1.76% from $709,799 at December 31, 2018 to $722,287 at September 30, 2019. Real estate construction, consumer real estate, and commercial real estate loans increased from December 31, 2018, while commercial non real estate, consumer non real estate, and public sector and IDA loans decreased.

Deposits

	September 30, 2019	December 31, 2018	Percent Change
Noninterest-bearing demand deposits	$217,720	$195,441	11.40%
Interest-bearing demand deposits	580,533	616,527	(5.84)%
Saving deposits	145,188	138,175	5.08%
Time deposits	124,586	101,799	22.38%
Total deposits	$1,068,027	$1,051,942	1.53%

Total deposits increased $16,085 or 1.53% from $1,051,942 at December 31, 2018 to $1,068,027 at September 30, 2019. Increases in noninterest-bearing demand, savings deposits, and time deposits totaled $52,079 when September 30, 2019 is compared with December 31, 2018. These increases were offset by a decrease in interest-bearing demand deposits of $35,994 when September 30, 2019 is compared with December 31, 2018. The Company increased its offering rates during the fourth quarter of 2018. Deposits do not include any brokered deposits.

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse liquidity sources, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and Federal Home Loan Bank advances. At September 30, 2019, the bank did not have discount window borrowings, short-term borrowings, or FHLB advances.  To assure that short-term borrowing is readily available, the Company tests accessibility annually.

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

Regulatory capital levels at the subsidiary bank determine the Bank’s ability to use purchased deposits and the Federal Reserve discount window. At September 30, 2019, the Bank is considered well capitalized and does not have any restrictions on purchased deposits or borrowing ability at the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments, loan growth and share repurchase activity within the Company’s own stock. At September 30, 2019, the Company’s liquidity is sufficient to meet projected trends in these areas.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At September 30, 2019, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At September 30, 2019, the loan to deposit ratio was 67.63%. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

Capital Resources

Total stockholders’ equity at September 30, 2019 was $187,988, a decrease of $2,250 or 1.18%, from the $190,238 at December 31, 2018. In May 2018, the Company’s Board of Directors authorized a 100,000 share repurchase program and subsequently increased the authorization in February 2019 to a total of one million shares. The program does not require any specific number of share repurchases. The program and 1 million share authorization was renewed in May 2019 and expires May 31, 2020. The Company repurchased 452,400 shares during March 2019 and 16,000 shares during August 2019. The March repurchase reduced shareholders equity by $17,997 and the August repurchase reduced shareholders equity by $528.

The Company’s subsidiary bank is subject to various capital requirements administered by banking agencies. Risk based capital ratios for the Bank are shown in the following tables.

	NBB	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservation Buffer
Common Equity Tier I Capital Ratio	22.48%	4.50%	7.00%
Tier I Capital Ratio	22.48%	6.00%	8.50%
Total Capital Ratio	23.39%	8.00%	10.50%
Leverage Ratio	14.64%	4.00%	4.00%

Risk-based capital ratios are calculated in compliance with FDIC rules based on Basel III capital requirements. Banks are subject to an additional capital conservation buffer in order to make capital distributions or discretionary bonus payments. The Bank’s ratios are well above the required minimums and the capital conservation buffer at September 30, 2019.

On September 17, 2019 the Federal Deposit Insurance Corporation finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (CBLR) framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9 percent, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital.

The CBLR framework will be available for banks to use in their March 31, 2020, Call Report.  The Company is currently evaluating whether to opt into the CBLR framework.

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

The Company sells mortgages on the secondary market. Our agreement with the purchaser provides for strict underwriting and documentation requirements. Violation of the representations and warranties of the agreement would entitle the purchaser to recourse provisions. The Company has determined that its risk in this area is not significant because of a low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of September 30, 2019. To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit.

There were no material changes in off-balance sheet arrangements during the nine months ended September 30, 2019, except for normal seasonal fluctuations in the total of mortgage loan commitments.

Contractual Obligations

The Company had no finance lease or purchase obligations and no long-term debt at September 30, 2019. The Company adopted ASC 842, Leases, as of January 1, 2019. Operating lease right-of-use assets and liabilities, which are for buildings used in the Company’s day-to-day operations are recognized on the Consolidated Balance Sheet and have not changed materially from those which were disclosed in the Company’s 2018 Form 10-K.

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

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2019 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

Share repurchase activity during the nine months ended September 30, 2019 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Number of Shares that May Yet Be Purchased Under the Program(1)
January 1, 2019 – January 31, 2019	---	$	---	---	250,000
February 1, 2019 – February 28, 2019	---		---	---	1,000,000
March 1, 2019 – March 31, 2019	452,400		39.78	452,400	547,600
Total during first quarter 2019	452,400		$39.78	452,400

April 1, 2019 – April 30, 2019	---		---	---	547,600
May 1, 2019 – May 31, 2019	---		---	---	1,000,000
June 1, 2019 – June 30, 2019	---		---	---	1,000,000
Total during second quarter 2019	---			---

July 1, 2019 – July 31, 2019	---		---	---	1,000,000
August 1, 2019 – August 31, 2019	16,000		33.00	16,000	984,000
September 1, 2019 – September 30, 2019	---		---	---	984,000
Total during third quarter 2019	16,000		$33.00	16,000

Total year-to-date 2019	468,400		$39.55	468,400

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Index of Exhibits

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Form 8K filed on July 9, 2014)
4	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(i)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on June 4, 1999)
*10(ii)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 11, 2015)
*10(iii)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 of Form 10Q for the period ended September 30, 2002)
*10(iv)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on March 11, 2015)
*10(v)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 99 of the Form 8K filed on February 8, 2006)
*10(vi)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 99 of the Form 8K filed on February 8, 2006)
*10(vii)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(viii)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on December 19, 2007)
*10(ix)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on December 19, 2007)
*10(x)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xi)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on June 12, 2008)
*10(xii)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(xiii)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xiv)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(xv)	Third Amendment, dated January 20 2012, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xvi)	Salary Continuation Agreement dated May 24, 2013 between The National Bank of Blacksburg and Paul A. Mylum	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 8, 2018)
*10(xvii)	Second Salary Continuation Agreement dated June 26, 2016 between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on July 20, 2016)
*10(xviii)	Salary Continuation Agreement dated February 8, 2006 between The National Bankshares, Inc. and Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
*10(xix)	First Amendment, dated December 19, 2007, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
*10(xx)	Second Amendment, dated December 17, 2008, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
*10(xxi)	Third Amendment, dated June 22, 2016, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)

+23	Consent of Yount, Hyde & Barbour, P.C. to incorporation by reference of independent auditor’s report included in this Form 10-K, into registrant’s registration statement on Form S-8	(incorporated herein by reference to Exhibit 23 of the Annual Report on Form 10K for fiscal year ended December 31, 2018)
+31(i)	Section 906 Certification of Chief Executive Officer	(included herewith)
+31(ii)	Section 906 Certification of Chief Financial Officer	(included herewith)
+32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	(included herewith)
+32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	(included herewith)
+101

The following materials from National Bankshares, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 are formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Statements of Income for the three and nine month periods ended September 30, 2019 and September 30, 2018; (ii) Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2019 and September 30, 2018; (iii)Consolidated Balance Sheets at September 30, 2019 and December 31, 2018; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements.

(included herewith)

*     Indicates a management contract or compensatory plan.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

Date: November 7, 2019	/s/ F. Brad Denardo
F. Brad Denardo Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2019	/s/ David K. Skeens
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

64