Form 10-K
period 2019-12-31
NATIONAL BANKSHARES INC
filed 2020-03-11
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2019
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________.

Commission File Number: 0-15204

NATIONAL BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1375874 (I.R.S. Employer Identification No.)

101 Hubbard Street

Blacksburg, Virginia 24062-9002

(540) 951-6300

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.25 per share	NKSH	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐     Smaller reporting company ☒     Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant on June 28, 2019 (the last business day of the most recently completed second fiscal quarter) was approximately $253,261,996. As of March 10, 2020, the registrant had 6,489,574 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which incorporated
National Bankshares, Inc. Proxy Statement for the 2020 Annual Meeting of Stockholders	Part III

NATIONAL BANKSHARES, INC.

Form 10-K

Part I

$ in thousands, except per share data

Item 1. Business

History and Business

National Bankshares, Inc. (the “Company” or “NBI”) is a financial holding company that was organized in 1986 under the laws of Virginia and is registered under the Bank Holding Company Act of 1956. It conducts most of its operations through its wholly-owned community bank subsidiary, the National Bank of Blacksburg (the “Bank” or “NBB”). It also owns National Bankshares Financial Services, Inc. (“NBFS”), which does business as National Bankshares Insurance Services and National Bankshares Investment Services. References in this report to “we,” “us,” or “our” refer to NBI unless the context indicates that the reference is to NBB.

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

The Bank’s loan policy is updated and approved by the Board of Directors annually and disseminated to lending and loan portfolio management personnel to ensure consistent lending practices. The policy communicates the Company’s risk tolerance by prescribing underwriting guidelines and procedures, including approval limits and hierarchy, documentation standards, requirements for collateral and loan-to-value limits, debt coverage, overall creditworthiness and guarantor support.

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

Underwriting decisions are based upon an analysis of the economic viability of the collateral and creditworthiness of the borrower. The Bank obtains appraisals from qualified certified independent appraisers to establish the value of collateral properties. The property’s projected net cash flows compared to the debt service requirement (often referred to as the “debt service coverage ratio”) is required to be 115% or greater and is computed after deduction for a vacancy factor and property expenses, as appropriate. Borrower cash flow may be supplemented by a personal guarantee from the principal(s) of the borrower and guarantees from other parties. The Bank requires title insurance, fire, extended coverage casualty insurance and flood insurance, if appropriate, in order to protect the security interest in the underlying property. In addition, the Bank may employ stress testing techniques on higher balance loans to determine repayment ability in a changing rate environment before granting loan approval.

Public Sector and Industrial Development Loans. The Bank provides both long and short term loans to municipalities and other governmental entities within its geographical footprint. Borrowers include general taxing authorities such as a city or county, industrial/economic development authorities or utility authorities. Repayment sources are derived from taxation, such as property taxes and sales taxes, or revenue from the project financed with the loan. The Company’s underwriting considers local economic and population trends, reserves and liabilities, including pension liabilities.

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

Consumer real estate mortgages may have fixed interest rates for the entire term of the loan or variable interest rates subject to change after the first, third, or fifth year.  Variable rates are based on the weekly average yield of United States Treasury Securities and are underwritten at fully-indexed rates. We do not offer certain high risk loan products such as interest-only consumer mortgage loans, hybrid loans, payment option adjustable rate mortgages (“ARMs”), reverse mortgage loans, loans with initial teaser rates or any product with negative amortization. Hybrid loans are loans that start out as a fixed rate mortgage, but after a set number of years they automatically adjust to an ARM. Payment option ARMs usually have adjustable rates, for which borrowers choose their monthly payment of either a full payment, interest only, or a minimum payment which may be lower than the payment required to reduce the balance of the loan in accordance with the originally underwritten amortization.

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

At December 31, 2019, NBB had total assets of $1,318,594 and total deposits of $1,119,961. NBB’s net income for 2019 was $18,011, which produced a return on average assets of 1.43% and a return on average equity of 9.82%. Refer to Note 11 of the Notes to Consolidated Financial Statements for NBB’s risk-based capital ratios.

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

Operating Revenue

The following table displays components that contributed 15% or more of the Company’s total operating revenue for the years ended December 31, 2019, 2018 and 2017.

Period	Class of Service	Percentage of Total Revenues
December 31, 2019	Interest and Fees on Loans	62.79%
	Interest on Investments	18.09%
	Noninterest Income	16.30%
December 31, 2018	Interest and Fees on Loans	61.49%
	Interest on Investments	22.02%
	Noninterest Income	15.17%
December 31, 2017	Interest and Fees on Loans	61.22%
	Interest on Investments	21.55%
	Noninterest Income	15.62%

Market Area

The Company’s market area in southwest Virginia is made up of the counties of Montgomery, Roanoke, Giles, Pulaski, Tazewell, Wythe, Smyth and Washington. It includes the independent cities of Roanoke, Radford and Galax, and the portions of Carroll and Grayson Counties that are adjacent to Galax. The Company also serves those portions of Mercer County and McDowell County, West Virginia that are contiguous with Tazewell County, Virginia and portions of Monroe County, West Virginia that are contiguous with Giles County, Virginia. Although largely rural, the market area is home to two major universities, Virginia Polytechnic Institute and State University (“Virginia Tech”) and Radford University, and to three community colleges. Virginia Tech, located in Blacksburg, Virginia, is the area’s largest employer and is Virginia’s second largest university. A second state supported university, Radford University, is located nearby. In recent years, Virginia Tech’s Corporate Research Center has brought a number of technology-related companies to Montgomery County.

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

Because NBI’s market area is economically diverse and includes large public employers, it has historically avoided the most extreme effects of past economic downturns. If the economy wavers or experiences recession, it is likely that unemployment will rise and that other economic indicators will negatively impact the Company's market.

Competition

The banking and financial services industry is highly competitive. The competitive business environment is a result of changes in regulation, changes in technology and product delivery systems and competition from other financial institutions as well as non-traditional financial services. NBB competes for loans and deposits with other commercial banks, credit unions, securities and brokerage companies, mortgage companies, insurance companies, retailers, automobile companies and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than NBB. In order to compete, NBB relies upon a deep knowledge of its markets, a service-based business philosophy, personal relationships with customers, specialized services tailored to meet customers’ needs and the convenience of office locations. In addition, the Bank is generally competitive with other financial institutions in its market area with respect to interest rates paid on deposit accounts, interest rates charged on loans and other service charges on loans and deposit accounts.

Cybersecurity

As a financial institution, NBI is subject to cybersecurity risks and has suffered two cybersecurity incidents.  To manage and mitigate cybersecurity risk, the Company limits certain transactions and interactions with customers.  The Company does not offer online account openings or loan originations, limits the dollar amount of online banking transfers to other banks, does not permit customers to submit address changes or wire requests through online banking, requires a special vetting process for commercial customers who wish to originate ACH transfers, and limits certain functionalities of mobile banking.  The Company also requires assurances from key vendors regarding their cybersecurity.  While these measures reduce the likelihood and scope of the risk of further cybersecurity breaches, in light of the evolving sophistication of system intruders, the risk of such breaches continues to exist.  We maintain insurance for these risks but insurance policies are subject to exceptions, exclusions and terms whose applications have not been widely interpreted in litigation.  Accordingly, insurance can provide less than complete protection against the losses that result from cybersecurity breaches and pursuing recovery from insurers can result in significant expense.  In addition, some risks such as reputational damage and loss of customer goodwill, which can result from cybersecurity breaches cannot be insured against.

Organization and Employment

NBI, NBB and NBFS are organized in a holding company/subsidiary structure. At December 31, 2019, NBB had 235 full time equivalent employees and NBFS had 3 full time employees. NBB performs services and charges commensurate fees to NBI and NBFS.

Regulation, Supervision and Government Policy

NBI and NBB are subject to state and federal banking laws and regulations that provide for general regulatory oversight of all aspects of their operations. As a result of substantial regulatory burdens on banking, financial institutions like NBI and NBB are at a disadvantage to other competitors who are not as highly regulated, and NBI and NBB’s costs of doing business are accordingly higher. Legislative efforts to prevent a repeat of the 2008 financial crisis culminated in the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“the “Dodd-Frank Act”). This legislation, together with existing and planned regulations, dramatically increased the regulatory burden on commercial banks. The burden falls disproportionately on community banks like NBB, which must devote a higher proportion of their human and other resources to compliance than do their larger competitors. The financial crisis also heightened the examination focus by banking regulators, particularly on Bank Secrecy Act, real estate-related assets and commercial loans. However, with the passage of the Economic Growth, Regulatory  Reform and Consumer Protection Act (“EGRRCPA”) in 2018, a number of regulatory requirements for smaller financial institutions like the Company were reduced or eliminated (see below). The following is a brief summary of certain laws, rules and regulations that affect NBI and NBB.

National Bankshares, Inc.

NBI is a bank holding company qualified as a financial holding company under the federal Bank Holding Company Act of 1956, as amended (“BHCA”), which is administered by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  As such, NBI is subject to the supervision, examination, and reporting requirements of the BHCA and the regulations of the Federal Reserve. NBI is required to furnish to the Federal Reserve an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve may require pursuant to the BHCA. The Federal Reserve is authorized to examine NBI and its subsidiaries. With some limited exceptions, the BHCA requires a bank holding company to obtain prior approval from the Federal Reserve before acquiring or merging with a bank or before acquiring more than 5% of the voting shares of a bank unless it already controls a majority of shares.

The Bank Holding Company Act. Under the BHCA, a bank holding company is generally prohibited from engaging in nonbanking activities unless the Federal Reserve has found those activities to be incidental to banking. Amendments to the BHCA that were included in the Gramm-Leach-Bliley Act of 1999 (see below) permitted any bank holding company with bank subsidiaries that are well-capitalized, well-managed and which have a satisfactory or better rating under the Community Reinvestment Act (see below) to file an election with the Federal Reserve to become a financial holding company. A financial holding company may engage in any activity that is (i) financial in nature (ii) incidental to a financial activity or (iii) complementary to a financial activity. Financial activities include insurance underwriting, insurance agency activities, securities dealing and underwriting and providing financial, investment or economic advising services. NBI is a financial holding company that currently engages in insurance agency activities and provides financial, investment or economic advising services.

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

Capital and Related Requirements. In August, 2018, the Federal Reserve updated the Small Bank Holding Company Policy Statement (the “Statement”), in compliance with the EGRRCPA.  The Statement, among other things, exempts bank holding companies that fall below a certain asset threshold from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements.  The interim final rule expands the exemption to bank holding companies with consolidated total assets of less than $3 billion. Prior to August 2018, the statement exempted bank holding companies with consolidated total assets of less than $1 billion. As a result of the interim final rule, the Company qualifies as of August, 2018 as a small bank holding company and is no longer subject to regulatory capital requirements on a consolidated basis.

The Bank continues to be subject to various capital requirements administered by banking agencies as described below. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company’s consolidated financial statements.

Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Act was signed into law on July 21, 2010. Its wide ranging provisions affect all federal financial regulatory agencies and nearly every aspect of the American financial services industry. The Dodd-Frank Act created an independent Consumer Financial Protection Bureau (the “CFPB”) which has the ability to write rules for consumer protections governing all financial institutions. All consumer protection responsibility formerly handled by other banking regulators was consolidated in the CFPB. It oversees the enforcement of all federal laws intended to ensure fair access to credit. For smaller financial institutions such as NBI and NBB, the CFPB coordinates its examination activities through their primary regulators.

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

The Dodd-Frank Act provisions are extensive and have required the Company and the Bank to deploy resources to comply with them. Several federal agencies, including the Federal Reserve, the CFPB and the Securities and Exchange Commission, have been in the process of issuing final regulations implementing major portions of the legislation, and this process will be affected by the EGRRCPA, which rolls back many provisions of the Dodd-Frank Act (see below).

Source of Strength. Federal Reserve policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources and capital to support NBB, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

The Economic Growth, Regulatory Reform and Consumer Protection Act of 2018.  In May 2018 the EGRRCPA amended provisions of the Dodd-Frank Act and other statutes administered by banking regulators. Among these amendments are provisions to tailor applicability of certain of the enhanced prudential standards for Systemically Important Financial Institutions (“SIFI’s”) and to increase the $50 billion asset threshold in two stages to $250 billion to which these enhanced standards apply. The EGRRCPA exempts insured depository institutions (and their parent companies) with less than $10 billion in consolidated assets and that meet certain tests from the Volker Rule (which prohibits banks from conducting certain investment activities with their own accounts). As discussed above, pursuant to EGRRCPA, regulators finalized a new CBLR framework for financial institutions with less than $10 billion in consolidated assets. If the financial institution maintains its tangible equity above the CBLR it will be deemed in compliance with the various regulatory capital requirements currently in effect. The EGRRCPA increased the asset threshold from $1 billion to $3 billion for financial institutions to qualify for an 18 month on site examination schedule. The EGRRCPA changes numerous other regulatory requirements based on the size and complexity of financial institutions, particularly benefiting smaller institutions like the Company.

The National Bank of Blacksburg

NBB is a national banking association incorporated under the laws of the United States, and the bank is subject to regulation and examination by the Office of the Comptroller of the Currency (the “OCC”). NBB’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the limits of applicable law. The OCC, as the primary regulator, and the FDIC regulate and monitor all areas of NBB’s operation. These areas include adequacy of capitalization and loss reserves, loans, deposits, business practices related to the charging and payment of interest, investments, borrowings, payment of dividends, security devices and procedures, establishment of branches, corporate reorganizations and maintenance of books and records. NBB is required to maintain certain capital ratios. It must also prepare quarterly reports on its financial condition for the OCC and conduct an annual audit of its financial affairs. The OCC requires NBB to adopt internal control structures and procedures designed to safeguard assets and monitor and reduce risk exposure. While appropriate for the safety and soundness of banks, these requirements add to overhead expense for NBB and other banks.

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

In December 2019, the FDIC and the OCC jointly proposed rules that would significantly change existing CRA regulations. The proposed rules are intended to increase bank activity in low and moderate income communities where there is significant need for credit, more responsible lending, greater access to banking services, and improvements to critical infrastructure. The proposals change four key areas: (i) clarifying what activities qualify for CRA credit; (ii) updating where activities count for CRA credit; (iii) providing a more transparent and objective method for measuring CRA performance; and (iv) revising CRA-related data collection, record keeping, and reporting.  The Bank is evaluating what impact this proposed rule, if implemented, may have on its operations.

Privacy Legislation. Several recent laws, including the Right to Financial Privacy Act and the GBLA, and related regulations issued by the federal bank regulatory agencies, also provide new protections against the transfer and use of customer information by financial institutions. A financial institution must provide to its customers information regarding its policies and procedures with respect to the handling of customers’ personal information. Each institution must conduct an internal risk assessment of its ability to protect customer information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated parties without prior notice and approval from the customer.

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

Capital Requirements. NBB is subject to the rules implementing the Basel III capital framework and certain related provisions of the Dodd-Frank Act (the “Basel III Capital Rules”) as applied by the OCC.  The Basel III Capital Rules require NBB to comply with minimum capital ratios plus a “capital conservation buffer” designed to absorb losses during periods of economic stress.  The implementation period for the capital conservation buffer began in 2016 and it was fully phased in on January 1, 2019.  The following table presents the required minimum ratios along with the required minimum ratios including the capital conservation buffer:

Regulatory Capital Ratios	Minimum Ratio	Minimum Ratio With Capital Conservation Buffer
Common Equity Tier 1 Capital to Risk Weighted Assets	4.50%	7.00%
Tier 1 Capital to Risk Weighted Assets	6.00%	8.50%
Total Capital to Risk Weighted Assets	8.00%	10.50%
Leverage Ratio	4.00%	4.00%

Risk-weighted assets are assets on the balance sheet as well as certain off-balance sheet items, such as standby letters of credit, to which weights between 0% and 1250% are applied, according to the risk of the asset type.  Common Equity Tier 1 Capital (“CET1”) is capital according to the balance sheet, adjusted for goodwill and intangible assets and other prescribed adjustments.  At NBB’s election, CET1 is also adjusted to exclude accumulated other comprehensive income.  Tier 1 Capital is CET1 adjusted for additional capital deductions.  Total Capital is Tier 1 Capital increased for the allowance for loan losses and adjusted for other items. The Leverage Ratio is the ratio of Tier 1 Capital to total average assets, less goodwill and intangibles and certain deferred tax assets.  As of December 31, 2019, NBB’s capital ratios exceeded the above minimum ratios including the capital conservation buffer.

NBB is also subject to the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act of 1950, which were revised, effective as of January 1, 2015, to incorporate a CET1 ratio and to increase certain other capital ratios. To be classified as well capitalized under the revised regulations, NBB must have the following minimum capital ratios: (i) a CET1 ratio of at least 6.5%; (ii) a Tier 1 Capital to Risk Weighted Assets ratio of at least 8.0%; (iii) a Total Capital to Risk Weighted Assets ratio of at least 10.0%; and (iv) a Leverage Ratio of at least 5.0%.  NBB exceeded the thresholds to be considered well capitalized as of December 31, 2019.

Pursuant to the EGRRCPA regulators have provided for an optional, simplified measure of capital adequacy, which is commonly known as the “community bank leverage ratio” framework (“CBLR”), for qualifying community banking organizations.  Banks that qualify, including NBB, may opt in to the CBLR framework beginning January 1, 2020 or any time thereafter.  The CBLR framework eliminates the requirement to comply with capital ratios disclosed above and, instead, requires the disclosure of a single leverage ratio, with a minimum requirement of 9%.  The Company and the Bank are evaluating whether to opt in to the CBLR framework.

In December 2017, the Basel Committee on Banking Supervision published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. Under the proposed framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing-in through January 1, 2027. Under the current capital rules, operational risk capital requirements and a capital floor apply only to “advanced approaches” institutions, and not to the Company or the Bank. The impact of Basel IV on the Company and the Bank will depend on the manner in which it is implemented by the federal bank regulatory agencies.

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

Branching. As a national bank, NBB is required to comply with the state branch banking laws of Virginia, the state in which the main office of the bank is located. NBB must also have the prior approval of the OCC to establish a branch or acquire an existing banking operation. Under Virginia law, NBB may open branch offices or acquire existing banks or bank branches anywhere in the state. Virginia law also permits banks domiciled in the state to establish a branch or to acquire an existing bank or branch in another state. The Dodd-Frank Act permits the OCC to approve applications by national banks like NBB to establish de novo branches in any state in which a bank located in that state is permitted to establish a branch.

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

 Office of Foreign Assets Control. The U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) is responsible for administering and enforcing economic and trade sanctions against specified foreign parties, including countries and regimes, foreign individuals and other foreign organizations and entities. OFAC publishes lists of prohibited parties that are regularly consulted by the Company in the conduct of its business in order to assure compliance. The Company is responsible for, among other things, blocking accounts of, and transactions with, prohibited parties identified by OFAC, avoiding unlicensed trade and financial transactions with such parties and reporting blocked transactions after their occurrence. Failure to comply with OFAC requirements could have serious legal, financial and reputational consequences for the Company.

Incentive Compensation. In June 2010, the federal bank regulatory agencies issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Interagency Guidance on Sound Incentive Compensation Policies, which covers all employees that have the ability to materially affect the risk profile of a financial institutions, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the financial institution’s board of directors.

Section 956 of the Dodd-Frank Act requires the federal banking agencies and the Securities and Exchange Commission to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities that encourage inappropriate risk-taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. The federal banking agencies issued such proposed rules in March 2011 and issued a revised proposed rule in June 2016 implementing the requirements and prohibitions set forth in Section 956. The revised proposed rule would apply to all banks, among other institutions, with at least $1 billion in average total consolidated assets for which it would go beyond the existing Interagency Guidance on Sound Incentive Compensation Policies to (i) prohibit certain types and features of incentive-based compensation arrangements for senior executive officers, (ii) require incentive-based compensation arrangements to adhere to certain basic principles to avoid a presumption of encouraging inappropriate risk, (iii) require appropriate board or committee oversight, (iv) establish minimum recordkeeping, and (v) mandate disclosures to the appropriate federal banking agency.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. As of December 31, 2019, the Company had not been made aware of any instances of non-compliance with the final guidance.

Cybersecurity. In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If the Company fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties.

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

Company Website

NBI maintains a website at www.nationalbankshares.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available on its website as soon as is practical after the material is electronically filed with the Securities and Exchange Commission. The Company’s proxy materials for the 2020 annual meeting of stockholders are also posted on a separate website at www.investorvote.com/NKSH. Access through the Company’s websites to the Company’s filings is free of charge. The Securities and Exchange Commission maintains an internet site (http://www.sec.gov) that contains reports, proxy, and information statements, and other information the Company files electronically with the SEC.

Executive Officers of the Company

The following is a list of names and ages of all executive officers of the Company; their terms of office as officers; the positions and offices within the Company held by each officer; and each person’s principal occupation or employment during the past five years.

Name	Age	Offices and Positions Held	Year Elected an Officer/Director
F. Brad Denardo	67	National Bankshares, Inc.: Chairman, President and Chief Executive Officer (“CEO”), May 2019 to Present; President and CEO, September 2017 – May 2019; Executive Vice President, April 2008 – August 2017. The National Bank of Blacksburg: Chairman, September 2017 to Present; President & CEO, July 2014 to Present; Executive Vice President/Chief Operating Officer, October 2002 – July 2014. National Bankshares Financial Services, Inc.: Chairman, President and CEO of National Bankshares Financial Services, Inc., September 2017 to Present; Treasurer, June 2011 to Present.	1989
David K. Skeens	53	National Bankshares, Inc.: Treasurer and Chief Financial Officer (“CFO”), January 2009 to Present. The National Bank of Blacksburg: Senior Vice President/Operations & Risk Management & CFO, January 2009 to Present; Senior Vice President/Operations & Risk Management, February 2008 – January 2009; Vice President/Operations & Risk Management, April 2004- February 2008.	2009
Lara E. Ramsey	51	National Bankshares, Inc.: Corporate Secretary, June 2016 to Present. National Bankshares, Inc.: Senior Vice President/Administration, June 2011 to Present. National Bankshares, Inc.: Vice President/Human Resources, January 2001 – June 2011.	2016
Paul M. Mylum	53	The National Bank of Blacksburg: Executive Vice President, November 2019 to Present. The National Bank of Blacksburg: Senior Vice President/Chief Lending Officer, August 2016 – November 2019. The National Bank of Blacksburg: Senior Vice President/Loans, August 2012—August 2016.	2012
Rebecca M. Melton	49	The National Bank of Blacksburg: Senior Vice President/Chief Credit Officer, November 2018 to Present. Skyline National Bank: Chief Risk Officer, July 2016 – November 2018. Skyline National Bank: Chief Credit Officer, June 2011 – July 2016.	2018

Item 1A. Risk Factors

If economic trends reverse or recession returns, our credit risk will increase and there could be greater loan losses.

A reversal in economic trends or return to a recession is likely to result in a higher rate of business closures and increased job losses in the region in which we do business. In addition, reduced state funding for the public colleges and universities that are large employers in our market area could have an adverse effect on employment levels and on the area’s economy. These factors would increase the likelihood that more of our customers would become delinquent or default on their loans. A higher level of loan defaults could result in higher loan losses, which could adversely affect our result of operations and financial condition.

A reversal in economic trends, return to recession, or change in interest rates could increase the risk of losses in our investment portfolio.

The Company holds both corporate and municipal bonds in its investment portfolio. A reversal in economic trends or return to recession could increase the actual or perceived risk of default by both corporate and government issuers and, in either case, could adversely affect the value of these investments. In addition, the value of these investments could be adversely affected by a change in interest rates and related factors, including the pricing of securities.

A decline in the condition of the local real estate market could negatively affect our business.

Substantially all of the Company’s real property collateral is located in its market area. If there is a decline in real estate values, especially in the Company’s market area, the collateral for loans would deteriorate and provide significantly less security to the Company.  In the event the Company forecloses on a loan that is collateralized with property having reduced market value, the Company may suffer a recovery loss.

Focus on lending to small to mid-sized community-based businesses may increase our credit risk.

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

When market interest rates change, our net interest income can be negatively affected in the short term.

The direction and speed of interest rate changes affect our net interest margin and net interest income. In the short term, rising interest rates may negatively affect our net interest income if our interest-bearing liabilities (generally deposits) reprice sooner than our interest-earning assets (generally loans).  Falling interest rates may negatively affect our net interest income if our interest-earning assets reprice sooner than our interest-bearing liabilities.

The allowance for loan losses may not be adequate to cover actual losses.

In accordance with accounting principles generally accepted in the United States, an allowance for loan losses is maintained to provide for probable loan losses. The allowance for loan losses may not be adequate to cover actual credit losses, and future provisions for credit losses could materially and adversely affect operating results.  The allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating, and other outside forces and conditions, including changes in interest rates, all of which are beyond the Company’s control; and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the Company’s loans and allowance for loan losses. The Company also outsources an independent loan review. While management believes that the allowance for loan losses is adequate to cover current probable losses, it cannot make assurances that it will not further increase the allowance for loan losses or that regulators will not require it to increase this allowance. Either of these occurrences could adversely affect earnings.

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

If competition increases, our business could suffer.

The financial services industry is highly competitive, with a number of commercial banks, credit unions, insurance companies, stockbrokers and other nonbank financial service providers seeking to do business with our customers. If there is additional competition from new business or if our existing competitors focus more attention on our market, we could lose customers and our business could suffer.

Additional laws and regulations, or revisions and rescission of existing laws and regulations, could lead to a significant increase in our regulatory burden.

Both federal and state governments could enact new laws and regulations affecting financial institutions that would further increase our regulatory burden and could negatively affect our profits. Likewise, revisions or rescission of existing laws and regulations already implemented may result in additional compliance costs, at least in the short term or, if done imprudently, could ultimately create economic risks negatively affecting our revenues.

 Intense oversight by regulators could result in stricter requirements and higher overhead costs.

 Regulators for the Company and the Bank are tasked with ensuring compliance with applicable laws and regulations.  Laws and regulations are subject to a degree of interpretation.  If financial industry regulators take more extreme interpretations, the Company’s earnings could be adversely impacted.

Political, economic and social risks in the U.S. and the rest of the world could negatively affect the financial markets.

Political, economic and social risks in the U.S. and the rest of the world could affect financial markets and affect fiscal policy which could negatively affect our investment portfolio and earnings.

Our information systems may experience an interruption or security breach.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions of our internet banking, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if it does occur, that it will be adequately addressed.

In the ordinary course of business, the Company collects and stores sensitive data, including proprietary business information and personally identifiable information of its customers and employees, in systems and on networks. The secure processing, maintenance and use of this information is critical to the Company’s operations and business strategy. The Company has invested in industry-accepted technologies, and annually reviews its processes and practices that are designed to protect its networks, computers and data from damage or unauthorized access. Despite these security measures, the Company’s computer systems experienced two cyber-intrusions, one in May 2016 and one in January 2017 in which certain customer information was compromised, but which did not cause interruption to the Company’s normal operations.  The Company has implemented additional security measures since the breaches. The Company’s computer systems and infrastructure may in the future be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. A breach of any kind could compromise systems and the information stored there could be accessed, damaged or disclosed. The occurrence of any failure, interruption or security breach of our communications and information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability.

Cyber-attacks may disarm and/or bypass system safeguards and allow unauthorized access and misappropriation of financial data and assets.

As a financial institution, we are vulnerable to and the target of cyber-attacks that attempt to access our digital technology systems, disarm and/or bypass system safeguards, access customer data and ultimately increase the risk of economic and reputational loss.

The Company experienced two cyber-intrusions, one in May 2016 and one in January 2017 in which certain customer information was compromised. The Company has strengthened its multi-faceted approach to reduce the exposure of our systems to cyber-intrusions, strengthen our defenses against hackers and protect customer accounts and information relevant to customer accounts from unauthorized access.  These tools include digital technology safeguards, internal policies and procedures, and employee training.

The Company believes its cybersecurity risk management program reasonably addresses the risk from cybersecurity attacks.  However, it is not possible to fully eliminate exposure. We may experience human error or have unknown susceptibilities that allow our systems to become victim to a highly-sophisticated cyber-attack.  If hackers gain entry to our systems, they may disable other safeguards that limit loss, including limits on the number, amount and frequency of automated teller machine (“ATM”) withdrawals, as well as other loss-prevention or detection measures.

Cybersecurity attacks are probable and may result in additional costs.

The Company has experienced many attempted cybersecurity attacks, of which two resulted in a breach.  The Company estimates that the probability of future attempted cyber-attacks is high.  To reduce the risk of loss from cyber-attacks and to remediate vulnerabilities discovered through the breach investigations, the Company has incurred costs related to forensic investigations, legal and advisory expenses, insurance premiums, system monitoring and testing, and installing new technological infrastructure and defenses.  The Company has implemented every recommendation from the forensic investigations.  If the Company experiences another cyber-breach, these costs will increase and the Company will also likely incur additional litigation, reputational harm and regulatory costs.

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

Third parties provide key components of the Company’s business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, internet connections and network access. While the Company has selected these third party vendors carefully, it does not control their actions. Any problem caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, failures of a vendor to provide services for any reason or poor performance of services, could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business. Financial or operational difficulties of a third party vendor could also hurt the Company’s operations if those difficulties interface with the vendor’s ability to serve the Company.  Replacing these third party vendors could also create significant delay and expense and damage the Company’s ability to service its customers, resulting in a loss of customer goodwill. Accordingly, use of such third parties creates an unavoidable inherent risk to the Company’s business operations.

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

The authorities who promulgate accounting standards, including the Financial Accounting Standards Board, SEC, and other regulatory authorities, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes are difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of financial statements for prior periods. Such changes could also require the Company to incur additional personnel or technology costs. Notably, guidance issued in June 2016 requires a change in the calculation of credit reserves from using an incurred loss model to using the current expected credit losses model (“CECL”). During 2019, the standard’s effective date was delayed for the Company and other qualifying institutions until January 1, 2023. The Company formed a management committee to prepare for the new standard. The committee implemented data collection measures, researched forecasting resources, studied applicable loss calculations and has begun running preliminary CECL models concurrent with the incurred loss model. The committee will analyze the CECL disclosures of companies who adopt the standard effective January 1, 2020 for consideration in further refining its CECL calculations. To implement the standard, the Company will incur costs related to data collection and documentation, technology, training and increased audit expenses to validate the model. Implementation could significantly impact our required credit reserves. Other impacts to capital levels, profit and loss and various financial metrics will also result.

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

The Company’s liquidity needs could adversely affect results of operations and financial condition.

The Company’s primary sources of funds are deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including, but not limited to, changes in economic conditions, reductions in real estate values or markets, availability of, and/or access to, sources of refinancing, business closings or lay-offs, and natural disasters. Additionally, deposit levels may be affected by a number of factors, including, but not limited to, rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments and general economic conditions. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank of Atlanta (“FHLB”) advances, sales of securities and loans, federal funds lines of credit from correspondent banks and borrowings from the Federal Reserve Discount Window, as well as additional out-of-market time deposits and brokered deposits. While the Company believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if the Company continues to grow and experiences increasing loan demand. The Company may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

Natural disasters, acts of war or terrorism, the impact of health epidemics and other adverse external events could detrimentally affect our financial condition and results of operations.

Natural disasters, acts of war or terrorism, and other adverse external events could have a significant negative impact on our ability to conduct business or upon third parties who perform operational services for us or our customers.  Such events also could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in lost revenue or cause us to incur additional expenses.

The recent coronavirus outbreak could negatively impact the ability of our employees and customers to engage in banking and other financial transactions in the geographic areas in which the Company operates. The Company also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to a coronavirus outbreak in our market areas. Although the Company has business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.  In the event of a natural disaster, the spread of the coronavirus to our market areas or other adverse external events, our business, services, asset quality, financial condition and results of operations could be adversely affected.

The effects of widespread public health emergencies may negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.

Widespread health emergencies, such as the recent coronavirus outbreak, can disrupt our operations through their impact on our employees, customers and their businesses, and the communities in which we operate. Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, negatively impact regional economic conditions, result in a decline in local loan demand, loan originations and deposit availability and negatively impact the implementation of our growth strategy. Any one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information and Dividends

National Bankshares, Inc.’s common stock is traded on the Nasdaq Capital Market under the symbol “NKSH.” As of December 31, 2019, there were 611 record stockholders of NBI common stock.

NBI’s primary source of funds for dividend payments is dividends from its bank subsidiary, NBB. Bank dividend payments are restricted by regulators, as more fully disclosed in “Regulation, Supervision and Government Policy” contained in Part I, Item 1, “Business” and Note 10 of Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

On May 15, 2019, NBI’s Board of Directors approved the repurchase of up to 1,000,000 shares of the Company’s common stock. The authorization extends from June 1, 2019 to May 31, 2020.  During 2019, the Company repurchased 452,400 shares under a prior repurchase authorization and 16,000 shares under the repurchase program authorized in May 2019.  The Company may yet repurchase 984,000 shares under the program.

Purchases of Equity Securities by the Issuer

Share repurchase activity during the fourth quarter of 2019 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Number of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2019 – October 31, 2019	---	---	---	984,000
November 1, 2019 – November 30, 2019	---	---	---	984,000
December 1, 2019 – December 31, 2019	---	---	---	984,000
Total during fourth quarter 2019	---	---	---

(1) In May 2018, the Company announced the Board of Directors had authorized a 100,000 share repurchase program. In November 2018, the Company announced that the Board of Directors increased its authorization to repurchase up to 250,000 shares. In February 2019, the Company announced that the Board of Directors increased its authorization to repurchase up to 1,000,000 shares, with an expiration date of May 31, 2019. In May 2019, the Company renewed authorization to repurchase up to 1,000,000 shares, with an expiration date of May 31, 2020. The Company’s share repurchase program does not obligate it to acquire any specific number of shares, or any shares at all.

During the year ended December 31, 2019, the Company repurchased 468,400 shares.

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total of stockholder return on NBI common stock with the cumulative return on the Nasdaq Composite Index, and the Nasdaq Bank Index for the five-year period commencing on December 31, 2014. These comparisons assume the investment of $100 in National Bankshares, Inc. common stock in each of the indices on December 31, 2014, and the reinvestment of dividends.

	2014	2015	2016	2017	2018	2019
NATIONAL BANKSHARES, INC.	100	121	153	165	136	173
NASDAQ COMPOSITE INDEX	100	107	117	151	147	201
NASDAQ BANK INDEX	100	108	150	158	133	167

Item 6. Selected Financial Data

National Bankshares, Inc. and Subsidiaries

Selected Consolidated Financial Data

$ in thousands, except per share data	Year ended December 31,
	2019	2018	2017	2016	2015
Selected Income Statement Data:
Interest income	$45,147	$43,224	$41,260	$40,930	$42,914
Interest expense	7,380	5,047	4,125	4,166	4,183
Net interest income	37,767	38,177	37,135	36,764	38,731
Provision for (recovery of) loan losses	126	(81)	157	1,650	2,009
Noninterest income	8,790	7,729	7,636	7,115	6,764
Noninterest expense	25,754	27,276	24,229	23,335	22,913
Income taxes	3,211	2,560	6,293	3,952	4,740
Net income	17,466	16,151	14,092	14,942	15,833

Per Share Data:
Basic net income	2.65	2.32	2.03	2.15	2.28
Diluted net income	2.65	2.32	2.03	2.15	2.28
Cash dividends declared	1.39	1.21	1.17	1.16	1.14
Book value	28.31	27.34	26.57	25.62	24.74

Selected Balance Sheet Data at End of Year:
Loans, net of unearned income and deferred fees and costs, and the allowance for loan losses	726,588	702,409	660,144	639,452	610,711
Total securities	436,483	426,230	459,751	440,409	389,288
Total assets	1,321,837	1,256,032	1,256,757	1,233,942	1,203,519
Total deposits	1,119,753	1,051,942	1,059,734	1,043,442	1,018,859
Stockholders’ equity	183,726	190,238	184,896	178,263	172,114

Selected Balance Sheet Daily Averages:
Loans, net of unearned income and deferred fees and costs, and the allowance for loan losses	711,851	675,647	644,998	613,366	611,554
Total securities	394,356	455,810	442,101	420,915	379,805
Total assets	1,255,934	1,251,843	1,235,754	1,206,745	1,155,594
Total deposits	1,062,683	1,045,798	1,038,586	1,013,787	976,597
Stockholders’ equity	176,906	186,637	184,539	180,047	171,732

Selected Ratios:
Return on average assets	1.39%	1.29%	1.14%	1.24%	1.37%
Return on average equity	9.87%	8.65%	7.64%	8.30%	9.22%
Dividend payout ratio	51.71%	52.13%	57.77%	54.02%	50.09%
Average equity to average assets	14.09%	14.91%	14.93%	14.92%	14.86%
Efficiency ratio(1)	54.44%	53.20%	50.41%	49.32%	49.41%

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

$ in thousands, except per share data

The purpose of this discussion and analysis is to provide information about the results of operations, financial condition, liquidity and capital resources of of the Company. The discussion should be read in conjunction with the material presented in Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.

Subsequent events have been considered through the date of this Form 10-K.

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

These forward-looking statements are based upon or are affected by factors that could cause our actual results to differ materially from historical results or from any results expressed or implied by such forward-looking statements. These factors include, but are not limited to, effects of or changes in:

●	interest rates,
●	general and local economic conditions,
●	the legislative/regulatory climate,
●

monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury, the Office of the Comptroller of the Currency, the Federal Reserve, the Consumer Financial Protection Bureau and the Federal Deposit Insurance Corporation, and the impact of any policies or programs implemented pursuant to financial reform legislation,

●	unanticipated increases in the level of unemployment in the Company’s market,
●	the quality or composition of the loan and/or investment portfolios,
●	demand for loan products,
●	deposit flows,
●	competition,
●	demand for financial services in the Company’s market,
●	the real estate market in the Company’s market,
●	laws, regulations and policies impacting financial institutions,
●	technological risks and developments, and cyber-threats, attacks or events,
●	the Company’s technology initiatives,
●	applicable accounting principles, policies and guidelines, and
●	business disruptions and/or impact due to the coronavirus or similar pandemic diseases.

These risks and uncertainties should be considered in evaluating the forward-looking statements contained in this report. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report. This discussion and analysis should be read in conjunction with the description of our “Risk Factors” in Item 1A. of this Form 10-K.

Non-GAAP Financial Measures

The Company prepares financial information in accordance with accounting principles generally accepted in the United States (“GAAP”), with the exception of certain financial measures which are computed under a basis other than GAAP (“non-GAAP”).  These measures include the efficiency ratio, the net interest margin and the noninterest margin.  Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP.

The efficiency ratio is computed by dividing noninterest expense, excluding certain items management deems unusual or non-recurring, by the sum of net interest income on a tax-equivalent basis and noninterest income, excluding certain items management deems unusual or non-recurring. The tax rate used to calculate fully taxable equivalent basis is 21% in 2019 and 2018 and 35% in 2017.  This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. The components of the efficiency ratio calculation are summarized in the following table.

$ in thousands	Year ended December 31,
	2019	2018	2017
Noninterest expense	$25,754	$27,276	$24,229
Less: write-down of insurance receivable	---	(2,010)	---
Noninterest expense for ratio calculation	$25,754	$25,266	$24,229

Taxable-equivalent net interest income	$39,056	$39,764	$40,432
Noninterest income	8,790	7,729	7,636
Less: recovery of insurance receivable	(538)	---	---
Less: realized securities gains	(566)	(17)	(14)
Total income for ratio calculation	$46,742	$47,476	$48,054

Efficiency ratio	55.10%	53.22%	50.42%

The net interest margin is calculated by dividing taxable equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for 2019 and 2018 is 21% and for 2017 is 35%. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below.

$ in thousands	Year ended December 31,
	2019	2018	2017
GAAP measures:
Interest and fees on loans	$33,869	$31,333	$29,932
Interest on interest-bearing deposits	1,523	672	791
Interest and dividends on securities - taxable	6,725	6,856	5,711
Interest on securities - nontaxable	3,030	4,363	4,826
Total interest income	$45,147	$43,224	$41,260

Interest on deposits	$7,380	$4,883	$4,125
Interest on borrowings	---	164	---
Total interest expense	$7,380	$5,047	$4,125

Net interest income	$37,767	$38,177	$37,135

Non-GAAP measures:
Tax benefit on nontaxable loan income	$465	$406	$661
Tax benefit on nontaxable securities income	824	1,181	2,636
Total tax benefit on nontaxable interest income	$1,289	$1,587	$3,297
Total tax-equivalent net interest income	$39,056	$39,764	$40,432

The noninterest margin is calculated by dividing noninterest expense (excluding the write-down of insurance receivable) less noninterest income (excluding realized securities gain/loss, net) by average year-to-date assets. The reconciliation of adjusted noninterest income and adjusted noninterest expense, which are not measurements under GAAP, is reflected in the table below.

$ in thousands	Year ended December 31,
	2019	2018	2017
Noninterest expense under GAAP	$25,754	$27,276	$24,229
Less: write-down of insurance receivable	---	(2,010)	---
Noninterest expense for ratio calculation, non-GAAP	$25,754	$25,266	$24,229

Noninterest income under GAAP	$8,790	$7,729	$7,636
Less: recovery of insurance receivable	(538)	---	---
Less: realized securities gains, net	(566)	(17)	(14)
Noninterest income for ratio calculation, non-GAAP	$7,686	$7,712	$7,622

Net noninterest expense, non-GAAP	$18,068	$17,554	$16,607

Average assets	$1,255,934	$1,251,843	$1,235,755

Noninterest margin	1.44%	1.40%	1.34%

Critical Accounting Policies

General

The Company’s financial statements are prepared in accordance with GAAP. The financial information contained within our statements is, to a significant extent, financial information based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value obtained when earning income, recognizing an expense, recovering an asset or relieving a liability. Although the economics of the Company’s transactions may not change, the timing of events that would impact the transactions could change.

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

Probable losses are accrued through two calculations, individual evaluation of impaired loans and collective evaluation of the remainder of the portfolio. Impaired loans are larger non-homogeneous loans for which there is a probability that collection will not occur according to the loan terms, as well as loans whose terms have been modified in a troubled debt restructuring (“TDRs”). Impaired loans that are not TDRs with an estimated impairment loss are placed on nonaccrual status. TDRs with an impairment loss may accrue interest if they have demonstrated six months of timely payment performance.

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

Appraisals and internal valuations provide an estimate of market value. Appraisals must conform to the Uniform Standards of Professional Appraisal Practice and are prepared by an independent third-party appraiser who is certified and licensed and who is approved by the Company. Appraisals may incorporate market analysis, comparable sales analysis, cash flow analysis and market data pertinent to the property to determine market value.

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

TDRs are impaired loans and are measured for impairment under the same valuation methods as other impaired loans. TDRs are maintained in nonaccrual status until the loan has demonstrated reasonable assurance of repayment with at least six months of consecutive timely payment performance. TDRs may be removed from TDR status, and therefore from individual evaluation, if the restructuring agreement specifies a contractual interest rate that is a market interest rate at the time of restructuring and the loan is in compliance with its modified terms one year after the restructure was completed.

Collectively-evaluated loans

Non-impaired loans and smaller homogeneous impaired loans that are not TDRs and not part of a larger impaired relationship are grouped by portfolio segments. Portfolio segments are further divided into smaller loan classes. Loans within a segment or class have similar risk characteristics.

Probable loss is determined by applying historical net charge-off rates as well as additional percentages for trends and current levels of quantitative and qualitative factors. Loss rates are calculated for and applied to individual classes by averaging loss rates over the most recent eight quarters. The look-back period of eight quarters is applied consistently among all classes.

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

The estimate of the allowance for December 31, 2019 considered market and portfolio conditions during 2019 as well as net charge-offs in the eight quarters prior to the quarter ended December 31, 2019. If the economy experiences a downturn, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see Note 5 to the consolidated financial statements and “Asset Quality,” and “Provision and Allowance for Loan Losses.”

 Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value based test. The Company performs impairment testing in the fourth quarter of each year. The Company’s most recent impairment test was performed using data from September 30, 2019. Accounting guidance provides the option of performing preliminary assessment of qualitative factors before performing more substantial testing for impairment. The Company opted not to perform the preliminary assessment. The Company’s goodwill impairment analysis considered three valuation techniques appropriate to the measurement. The first technique uses the Company’s market capitalization as an estimate of fair value; the second technique estimates fair value using current market pricing multiples for companies comparable to the Company; while the third technique uses current market pricing multiples for change-of-control transactions involving companies comparable to the Company. Each measure indicated that the Company’s fair value exceeded its book value, validating that goodwill is not impaired.

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

Other Than Temporary Impairment ("OTTI") of Securities

Impairment of securities occurs when the fair value of a security is less than its amortized cost.  For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (i) the Company intends to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis.  If, however, the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery, the Company must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security.  If there is no credit loss, there is no OTTI.  If there is a credit loss, OTTI exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income (loss).  The Company regularly reviews each investment security for OTTI based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, the Company’s best estimate of the present value of cash flows expected to be collected from debt securities, the Company’s intention with regard to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery.

Overview

National Bankshares, Inc. is a financial holding company incorporated under the laws of Virginia. Located in southwest Virginia, NBI has two wholly-owned subsidiaries, the National Bank of Blacksburg and National Bankshares Financial Services, Inc. NBB, which does business as National Bank from twenty-five office locations and one loan production office, is a community bank. NBB is the source of nearly all of the Company’s revenue. NBFS does business as National Bankshares Investment Services and National Bankshares Insurance Services. Income from NBFS is not significant at this time, nor is it expected to be so in the near future.

National Bankshares, Inc. common stock is listed on the Nasdaq Capital Market and is traded under the symbol “NKSH.” National Bankshares, Inc. has been included in the Russell Investments Russell 3000 and Russell 2000 Indexes since June 29, 2009.

Performance Summary

The following table presents NBI’s key performance ratios for the years ending December 31, 2019 and December 31, 2018:

	Year Ended December 31,
	2019	2018
Return on average assets	1.39%	1.29%
Return on average equity	9.87%	8.65%
Basic net earnings per common share	$2.65	$2.32
Fully diluted net earnings per common share	$2.65	$2.32
Net interest margin (1)	3.29%	3.36%
Noninterest margin (2)	1.44%	1.40%

(1)

Net Interest Margin – Non-GAAP measure of year-to-date tax equivalent net interest income divided by year-to-date average interest-earning assets.  Please see “Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to GAAP.

(2)

Noninterest Margin – Non-GAAP measure of noninterest expense (excluding the insurance receivable write-down, provision for bad debts and income taxes) less noninterest income (excluding securities gains and losses) divided by average year-to-date assets.  Please see “Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to GAAP.

The key performance ratios provide a summary of the Company’s results and allow comparison with results from prior years and with current peer results. The return on average assets for the year ended December 31, 2019 was 1.39%, an increase from 1.29% for the year ended December 31, 2018. The return on average equity increased from 8.65% for the year ended December 31, 2018 to 9.87% for the year ended December 31, 2019.

The net interest margin decreased from 3.36% for the year ended December 31, 2018 to 3.29% for the year ended December 31, 2019. The Federal Reserve interest rates were higher for most of 2019 compared with 2018, benefitting the yield on earning assets but increasing the cost of interest-bearing liabilities.

The noninterest margin increased from 1.40% to 1.44% over the same period, while      basic net earnings per common share increased from $2.32 for the year ended December 31, 2018 to $2.65 for the year ended December 31, 2019.

Growth

NBI’s key growth indicators are shown in the following table:

$ in thousands	12/31/2019	12/31/2018
Securities	$436,483	$426,230
Loans, net of unearned income and deferred fees and costs, and the allowance for loan losses	726,588	702,409
Deposits	1,119,753	1,051,942
Total assets	1,321,837	1,256,032

Securities, loans and total assets increased when amounts at December 31, 2019 are compared with amounts at December 31, 2018.  Customer deposits increased $67,811 or 6.45% from December 31, 2018, with increases mainly from interest-bearing demand deposits and certificates of deposit. The liquidity provided by the increase of deposits supported growth in loans of $24,179 or 3.44% and growth in securities of $10,253 or 2.41%.

Asset Quality

Key indicators of NBI’s asset quality are presented in the following table:

$ in thousands	12/31/2019	12/31/2018
Nonperforming loans(1)	$3,375	$3,420
Loans past due 90 days or more and accruing	231	35
Other real estate owned	1,612	2,052
Allowance for loan losses to loans(2)	0.94%	1.04%
Net charge-off ratio	0.09%	0.07%

(1)	Nonperforming loans include nonaccrual loans plus restructured loans in nonaccrual status. Accruing restructured loans are not included.
(2)	Loans are net of unearned income and deferred fees and costs.

The Company monitors asset quality indicators in managing credit risk and in determining the allowance and provision for loan losses. At December 31, 2019, nonperforming loans were $3,375 or 0.46% of loans net of unearned income and deferred fees and costs. This compares to $3,420 or 0.48% at December 31, 2018. Loans past due 90 days or more and still accruing at year-end 2019 totaled $231, an increase from $35 at December 31, 2018.  The net charge-off ratio increased from 0.07% for the year ended December 31, 2018 to 0.09% for the year ended December 31, 2019, while OREO decreased $440 for the same period.

The Company’s risk analysis determined an allowance for loan losses of $6,863 at December 31, 2019, resulting in a provision for the year of $126. This compares with an allowance for loan losses of $7,390 as of December 31, 2018, and a recovery of $81 for the year ended December 31, 2018. The ratio of the allowance for loan losses to loans decreased to 0.94% at December 31, 2019, from 1.04% at December 31, 2018. The methodology for determining the allowance for loan losses relies on historical charge-off trends, modified by trends in nonperforming loans and economic indicators. More information about the level and calculation methodology of the allowance for loan losses is provided in “Provision and Allowance for Loan Losses”,  “Balance Sheet – Loans – Risk Elements,” “Balance Sheet – Loans – Troubled Debt Restructurings,” as well as Notes 1 and 5 of the Notes to Consolidated Financial Statements.

Sufficient resources have been dedicated to working out problem assets, and exposure to loss is somewhat mitigated because most of the nonperforming loans are collateralized. More information about nonaccrual and past due loans is provided in “Balance Sheet – Loans – Risk Elements” and Note 5 of the Notes to Consolidated Financial Statements. The Company continues to monitor risk levels within the loan portfolio and expects that any further increase in the allowance for loan losses would be the result of the refinement of loss estimates and would not dramatically affect net income.

Net Interest Income

Net interest income was $37,767 for the year ended December 31, 2019, $38,177 for the year ended December 31, 2018 and $37,135 for the year ended December 31, 2017. The net interest margin was 3.29% for 2019, 3.36% for 2018 and 3.45% for 2017.  Total interest income was $45,147 for the year ended December 31, 2019, $43,224 for the year ended December 31, 2018 and $41,260 for the year ended December 31, 2017. Interest expense was $7,380 for the year ended December 31, 2019, $5,047 for the year ended December 31, 2018 and $4,125 for the year ended December 31, 2017.

The amount of net interest income earned is affected by various factors, including changes in market interest rates due to the Federal Reserve‘s monetary policy, U.S. fiscal policy, competitive pressure, the level and composition of the interest-earning assets and the composition of interest-bearing liabilities.

The Federal Reserve increased its target federal funds rate by 25 basis points in March, June, September and December, 2018 and then decreased the rate by 25 basis points in July, September, and October 2019, ending the year at a target of 1.75%.  Changes in the Federal Reserve’s target interest rate immediately impact the yield on the Company’s interest-bearing deposits in other banks, and have a slightly delayed impact on other interest-earning assets. The Federal Reserve’s target interest rate also impacts the Company’s cost of interest-bearing liabilities.

The primary source of funds used to support the Company’s interest-earning assets is deposits. Deposits are obtained in the Company’s market through traditional marketing techniques. The cost of deposits is dependent on interest rate levels and competitive factors.  Increases in the Federal Reserve’s target interest rate may increase competitive pressure to raise deposit offering rates, while decreases in the Federal Reserve’s target interest rate allow reduced deposit offering rates.  Time deposits provide a measure of stability in the cost of funds, but partially delay the Company’s ability to respond to downward rate movements. The Company also has access to other funding sources, including the FHLB.

Interest expense in 2019 was influenced by increased deposit offering rates in the latter part of 2018 that carried in to 2019 and were required to remain competitive in what was a rising interest rate environment.  Interest expense in 2018 included the cost of short-term borrowings to meet loan demand while anticipating maturity of securities and an increase in deposits that is typical during the fourth quarter. Please refer to the section titled “Analysis of Changes In Interest Income and Interest Expense” for further information related to rate and volume changes.

The net interest margin is a non-GAAP measure that incorporates the effect of tax-advantaged instruments, including qualifying investments and loans to municipalities.  For purposes of the net interest margin, interest income on tax-advantaged instruments is grossed up to reflect the value of lower tax expense.  The Tax Act became effective January 1, 2018 and decreased the Company’s tax rate from a marginal 35% in 2017 to a flat 21% in 2018 and 2019.  This decreased the value of tax-advantaged instruments when 2019 and 2018 are compared with 2017.

Management has the ability to respond over time to interest rate movements, statutory tax rate changes and other influencing factors to reduce volatility in the net interest margin. However, the frequency and/or magnitude of changes in market interest rates and legislative changes are difficult to predict and may have a greater impact on net interest income than adjustments by management.

Analysis of Net Interest Earnings

The following table shows the major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid, the average yield or rate on the daily average balance outstanding, net interest income and net yield on average interest-earning assets for the years indicated.

	December 31, 2019			December 31, 2018			December 31, 2017
$ in thousands	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net of unearned income and deferred fees and costs (1)(2)(3)(4)	$719,916	$34,334	4.77%	$683,624	$31,739	4.64%	$653,756	$30,593	4.68%
Taxable securities(5)	304,292	6,725	2.21%	340,594	6,856	2.01%	313,255	5,711	1.82%
Nontaxable securities (1)(5)	89,631	3,854	4.30%	123,668	5,544	4.48%	131,762	7,462	5.66%
Interest-bearing deposits	74,527	1,523	2.04%	36,562	672	1.84%	71,603	791	1.10%
Total interest-earning assets	$1,188,366	$46,436	3.91%	$1,184,448	$44,811	3.78%	$1,170,376	$44,557	3.81%
Interest-bearing liabilities:
Interest-bearing demand deposits	$601,884	$5,126	0.85%	$606,766	$4,121	0.68%	$598,661	$3,344	0.56%
Savings deposits	142,985	449	0.31%	140,918	236	0.17%	140,997	244	0.17%
Time deposits	116,844	1,805	1.54%	105,674	526	0.50%	120,220	537	0.45%
Borrowings	---	---	---	7,192	164	2.28%	---	---	---
Total interest-bearing liabilities	$861,713	$7,380	0.86%	$860,550	$5,047	0.59%	$859,878	$4,125	0.48%
Net interest income(1) and interest rate spread		$39,056	3.05%		$39,764	3.19%		$40,432	3.33%
Net yield on average interest-earning assets			3.29%			3.36%			3.45%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 21% in 2018 and 2019 and 35% in 2017.
(2)	Loan fees included in total interest income are $99 in 2019, $115 in 2018 and $303 in 2017.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes loans held for sale.
(5)	Daily averages are shown at amortized cost.

The following table reconciles net interest income on a fully-taxable equivalent basis to net interest income on a GAAP basis for the years indicated.

$ in thousands	December 31,
	2019	2018	2017
Net interest income, GAAP	$37,767	$38,177	$37,135
Taxable equivalent adjustment	1,289	1,587	3,297
Net interest income, fully taxable equivalent	$39,056	$39,764	$40,432

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

$ in thousands	2019 Over 2018			2018 Over 2017
	Changes Due To			Changes Due To
	Rates(2)	Volume(2)	Net Dollar Change	Rates(2)	Volume(2)	Net Dollar Change
Interest income: (1)
Loans	$880	$1,715	$2,595	$(243)	$1,389	$1,146
Taxable securities	638	(769)	(131)	623	522	1,145
Nontaxable securities	(218)	(1,472)	(1,690)	(1,482)	(436)	(1,918)
Interest-bearing deposits	83	768	851	377	(496)	(119)
Increase (decrease) in income on interest-earning assets	$1,383	$242	$1,625	$(725)	$979	$254
Interest expense:
Interest-bearing demand deposits	$1,038	$(33)	$1,005	$731	$46	$777
Savings deposits	210	3	213	(8)	---	(8)
Time deposits	1,217	62	1,279	58	(69)	(11)
Short-term borrowings	---	(164)	(164)	---	164	164
Increase (decrease) in expense of interest-bearing liabilities	$2,465	$(132)	$2,333	$781	$141	$922
Increase (decrease) in net interest income	$(1,082)	$374	$(708)	$(1,506)	$838	$(668)

(1)	Taxable equivalent basis using a Federal income tax rate of 21% in 2018 and 2019 and 35% in 2017.
(2)	Variances caused by the change in rate times the change in volume have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each.

Net interest income on a taxable-equivalent basis decreased $708 when 2019 is compared with 2018. Total interest income on a taxable equivalent basis increased $1,625 while total interest expense increased by $2,333. Rate changes decreased net interest income by $1,000, partially offset by $292 from increased volume.

Compared with 2018, the interest rate environment in 2019 was elevated by Federal Reserve interest rate increases throughout 2018, partially offset by Federal Reserve rate decreases in the latter half of 2019.  The higher rate environment provided an increase of $83 in interest income on interest-bearing deposits, $638 on taxable securities and $880 (taxable equivalent) on loans when 2019 is compared with 2018.  Non-taxable securities generated lower taxable equivalent returns of $218 due to the loss of higher-yielding securities from sales, calls and maturities during 2019.  The Federal Reserve’s rate policies also gave rise to competitive pressures to boost customer deposit offering rates, resulting in an additional $2,465 in interest expense.

The average balance of loans grew $36,292 and the average balance of interest-bearing deposits grew $37,965 when 2019 is compared with 2018, providing additional interest income of $2,483.  The average balance of securities declined $70,339 when 2019 is compared with 2018, reducing interest income by $2,241.  During 2019, the Company implemented a plan to restructure its securities portfolio to manage interest rate risk.  Timing differences in sales and purchase activity increased the average balance of interest-bearing deposits.

The average balance of savings and time deposits grew by $13,237 when 2019 is compared with 2018, increasing interest expense by $65, partially offset by reduced expense of $33 associated with a lower average balance of interest-bearing demand deposits.

When 2018 is compared with 2017, net interest income on a taxable-equivalent basis decreased $668. Total interest income on a taxable equivalent basis increased $254 while total interest expense increased by $922. A decline in the yield of interest-earning assets and an increase in the yield on interest-bearing liabilities decreased net interest income by $1,506, offset by increases due to volume of $838.

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

Taxable equivalent interest income on loans increased $1,146 when 2018 and 2017 are compared, due to robust growth in the loan portfolio. The average balance of loans increased from $653,756 in 2017 to $683,624 in 2018, increasing interest income by $1,389. The increase due to volume was offset slightly by a decrease of $243 due to yield. Taxable equivalent yields on tax-advantaged loans were negatively impacted by a decrease in the Company’s statutory tax rate from 35% in 2017 to 21% in 2018. If the 35% rate were applicable during 2018, yields would have shown an increase.

Taxable-equivalent interest on non-taxable securities declined $1,482 due to rates and $436 due to volume. The lower yields available upon reinvestment of called and matured securities negatively impacted income from securities during 2018.

Interest on time deposits declined $11 from 2017 to 2018, with a increase of $58 due to rates offset by a decline of $69 due to decreased volume.

See “Net Interest Income” for additional information related to interest income and expense.

Interest Rate Sensitivity

The Company considers interest rate risk to be a significant risk and has systems in place to measure the exposure of net interest income and fair market values to movement in interest rates. Among the tools available to management is interest rate sensitivity analysis, which provides information related to repricing opportunities. Interest rate shock simulations indicate potential economic loss due to future interest rate changes. Shock analysis is a test that measures the effect of a hypothetical, immediate and parallel shift in interest rates. The following table shows the results of a rate shock and the effects on the return on average assets and the return on average equity projected at December 31, 2019 and 2018. For purposes of this analysis, noninterest income and expenses are assumed to be flat.

Rate Shift (bp)	Return on Average Assets		Return on Average Equity
	2019	2018	2019	2018
300	1.40%	1.38%	10.12%	8.84%
200	1.40%	1.39%	10.14%	8.92%
100	1.39%	1.40%	10.07%	8.95%
(-)100	1.22%	1.32%	8.85%	8.46%
(-)200	1.13%	1.16%	8.20%	7.47%
(-)300	1.15%	1.12%	8.34%	7.32%

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

Noninterest Income

The following table presents the Company’s noninterest income for the years indicated.

$ in thousands	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Service charges on deposits	$2,453	$2,678	$2,776
Other service charges and fees	198	132	205
Credit card fees	1,398	1,431	1,205
Trust fees	1,622	1,565	1,530
Bank-owned life insurance income	910	901	758
Other income	1,643	1,005	1,148
Realized securities gains	566	17	14
Total noninterest income	$8,790	$7,729	$7,636

Service charges on deposit accounts totaled $2,453 for the year ended December 31, 2019. This is a decrease of $225, or 8.40%, from $2,678 for the year ended December 31, 2018. Service charges on deposit accounts increased $98, or 3.53%, from 2017 to 2018. This income category is affected by the number of deposit accounts, the level of service charges and the number of checking account overdrafts. The decreases in 2019 and 2018 were driven by a decrease in fees from a lower volume of customer non-sufficient funds and overdraft activity.

Other service charges and fees include charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees from letters of credit and income from commissions on the sale of credit life, accident and health insurance. These fees were $198 for the year ended December 31, 2019, an increase of $66, or 50.00%, from $132 for 2018. The increase stemmed from higher check charges and service charges on letters of credit. The total for the year ended December 31, 2018 was $73 below the $205 posted for the year ended December 31, 2017, due to lower service charges on letters of credit and check charges.

Credit card fees for the year ended December 31, 2019, were $33 below the $1,431 reported for the year ended December 31, 2018. From 2017 to 2018, credit card fees increased $226, or 18.76%. Credit card fees are presented net of certain processing expenses and are dependent on the volume of transactions.

Trust fees at $1,622 increased by $57 or 3.64% when the years ended December 31, 2019 and 2018 are compared. For the year ended December 31, 2018, trust fees were $1,565, an increase of $35, or 2.29%, from 2017. Trust fees are generated from a number of different types of accounts, including estates, personal trusts, employee benefit trusts, investment management accounts, attorney-in-fact accounts and guardianships. Trust income varies depending on the number and type of accounts under management and financial market conditions. The mix of account types affected the level of trust fees in 2018 and 2019.

Noninterest income from bank-owned life insurance (“BOLI”) increased from $901 for the year ended December 31, 2018 to $910 for 2019. Income from BOLI was affected by the performance of the variable rate policies, which has not varied significantly.  BOLI income for the year ended December 31, 2017 was $758. The Company purchased an additional $10 million in BOLI in June 2017.

Other income is income from smaller balance accounts that cannot be classified in another category. Some examples include gains on mortgage loans sold, net gains from the sale of fixed assets and revenue from investment and insurance sales. When 2019 is compared to 2018, other income was $1,643, an increase of $638, or 63.48%. This was largely the result of a recovery from an insurance receivable. Other income for 2018 was $1,005, a decrease of $143, or 12.46%, when compared with $1,148 for the year ended December 31, 2017. In December 2017, the Company realized a gain on the sale of its Marion branch office of $134.

During 2019, the Company realized net securities gains of $566, including net gains of $438 on the sale of securities and $128 on calls of securities.  The sales of securities were pursuant to a restructuring plan to manage interest rate risk.  During 2018, the $17 realized securities gain stemmed from the call of one security with a gain of $1 and the sale of another security for a gain of $16.  During 2017, the Company sold a small investment in community bank stock that resulted in a gain of $4 while all other net realized gains resulted from calls of securities.

Noninterest Expense

The following table presents the Company’s noninterest expense for the years indicated.

$ in thousands	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Salaries and employee benefits	$15,298	$14,506	$13,670
Occupancy, furniture and fixtures	1,866	1,845	1,820
Data processing and ATM	3,171	2,784	2,280
FDIC assessment	167	359	364
Intangibles amortization	---	50	68
Net costs of other real estate owned	47	553	205
Franchise taxes	1,333	1,278	1,315
Write-down of insurance receivable	---	2,010	---
Other operating expenses	3,872	3,891	4,507
Total noninterest expense	$25,754	$27,276	$24,229

Salaries and employee benefits expense includes salaries, payroll taxes, health insurance, contributions to the employee stock ownership plan and employee 401(k), pension expense, incentives and salary continuation.  When 2019 is compared with 2018, salary and employee benefits expense increased $792, or 5.46%, from $14,506 for the year ended December 31, 2018 to $15,298 for 2019.  The increase was the result of normal staffing and compensation decisions.

Salary and benefits expense increased $836, or 6.12%, from $13,670 for the year ended December 31, 2017 to $14,506 for 2018. When compared to 2017, the expense in 2018 was increased by health insurance reserve requirements, higher contribution for the employee stock ownership plan and greater pension expense. In 2017, health insurance expense was reduced by a one-time $175 refund, while in 2018 the expense increased $240 for reserve requirements based on claims history.  The contribution to the employee stock ownership plan is determined by management based on overall Company performance, while the pension expense is determined by the Company’s actuarial calculations.

Occupancy, furniture and fixtures expense was $1,866 for the year ended December 31, 2019, an increase of $21, or 1.14%, from the prior year. When 2018 is compared with 2017, the expense increased $25 or 1.37%.

Data processing and ATM expense was $3,171 in 2019, $2,784 in 2018 and $2,280 in 2017. The increase of $387 or 13.90% from 2018 to 2019 and $504 or 22.11% from 2017 to 2018 was due to increased maintenance expense associated with infrastructure upgrades. The Company is committed to maintaining up-to-date technology in a cost-effective manner.

When the years ended December 31, 2019 and December 31, 2018 are compared, the FDIC assessment expense decreased $192 or 53.48%. The total expense for 2019 was $167, which compares with $359 for 2018. The FDIC assessment is accrued based on a method provided by the FDIC. During the third quarter of 2019, the FDIC notified the Bank that it was eligible to use small bank assessment credits. The credits were applied to the Bank’s September 30, 2019 and December 31, 2019 assessments. If the FDIC’s Deposit Insurance Fund Reserve Ratio maintains a certain ratio, the Bank may be able to use additional credits for future assessments. The FDIC assessment expense for the year ended December 31, 2018 decreased $5 from $364 for 2017.

Core deposit intangibles are the result of prior merger and acquisition activity and are amortized over a period of years. Amortization of the Company’s intangible assets was completed in 2018. This accounted for the decline in intangibles amortization expense of $50 when 2019 and 2018 are compared.  The expense for intangibles amortization decreased $18 from 2017 to 2018, due to certain core deposit intangibles becoming fully amortized.

Net costs of OREO decreased from $553 for the period ended December 31, 2018 to $47 for the year ended December 31, 2019. From 2017 to 2018, net costs of OREO increased $348 from $205. This expense category varies with the number of foreclosed properties owned by NBB and with the expense associated with each. It includes write-downs on OREO plus other costs associated with carrying these properties, as well as net gains or losses on the sale of other real estate. There were no write-downs on OREO in 2019. This compares with $476 in 2018 and $113 in 2017. Other real estate is initially accounted for at fair value less estimated costs to sell using current valuations, which include appraisals, real estate evaluations and realtor market opinions. If new valuation information indicates a decline from the initial basis, the Company records a write-down. Other costs for these properties in 2019 were $42, compared with $64 in 2018 and $80 in 2017. The Company recorded a loss of $5 on the sale of OREO in 2019, a loss of $13 for 2018 and a loss of $12 for 2017. The Company’s market area shows positive economic signs, and the national economy appears to show mixed economic signals.  There may be additional foreclosures in the future. The Company currently has loans of $509 in process of foreclosure.

Franchise taxes are based upon NBB’s total equity at the prior year-end, adjusted for real estate taxes and certain other items.  Franchise taxes were $1,333 for the period ended December 31, 2019 and $1,278 for 2018, an increase of $55 or 4.30%. Franchise tax expense decreased $37 in 2018 from $1,315 in 2017.

The write-down of insurance receivables totaled $2,010 for the year ended December 31, 2018. The write-down is associated with the two cybersecurity breaches. Please see additional information under the heading “Cybersecurity Risks and Incidents”.

The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs and charitable donations. For the year ended December 31, 2019, other operating expenses were $3,872. This compares with $3,891 for 2018 and $4,507 for 2017. The $616 decrease from 2017 to 2018 was due to a loss of $189 resulting from a wire fraud in 2017 and a decrease in expenses associated with consulting services related to the cybersecurity breaches and the non-servicing component of pension expense.

Cybersecurity Risks and Incidents

The Company treats cybersecurity risk seriously. The Company has a program to identify, mitigate and manage its cybersecurity risks. The program includes penetration testing and vulnerability assessment, technological defenses such as antivirus software, patch management, firewall management, email and web protections, an intrusion prevention system, a cybersecurity insurance policy which covers some but not all losses arising from cybersecurity breaches, as well as ongoing employee training. The costs of these measures were $365 for the twelve months ended December 31, 2019, $345 for the twelve months ended December 31, 2018 and $277 for the twelve months ended December 31, 2017. These costs are included in various categories of noninterest expense.

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

The financial impact of the attacks include the amount of the theft, as well as costs of investigation and remediation. The theft of funds totaled $570 in the May 2016 attack and $1,838 in the January 2017 attack. The Company recognized an estimated loss of $347 in 2016, and $2,010 in 2018, with a remaining insurance receivable of $50 at December 31, 2018. Costs for investigation, remediation, and legal consultation totaled $157 in 2019, $224 in 2018 and $407 in 2017. The Company’s litigation against the insurance carrier was settled during the first quarter of 2019, subject to a non-disclosure agreement. There has been no litigation against the Company to date associated with the breaches.

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

Income Taxes

Income tax expense for 2019 was $3,211 compared to $2,560 in 2018 and $6,293 in 2017. During 2019 and 2018, the Company’s statutory tax rate was 21%; during 2017, the Company’s marginal tax rate was 35%.  The decrease in the tax rate was due to the enactment on December 22, 2017 of the Tax Act, which became effective January 1, 2018.

The Company’s effective tax rates for 2019, 2018 and 2017 were 15.53%, 13.68% and 30.87%, respectively.  The expected income tax expense based on the Company’s statutory tax rate differs from the actual income tax expense due to tax exempt income on municipal securities and loans, and in 2017, the re-valuation of deferred tax assets from 35% to 21%. GAAP requires deferred tax assets to be valued at the tax rate at which the Company expects to realize them.  As a result of the change in the Company’s tax rate, the Company recognized a revaluation adjustment of $1,560 in 2017, with a corresponding charge to income tax expense.  See Note 9 of the Notes to Consolidated Financial Statements for information relating to income taxes.

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

Provision and Allowance for Loan Losses

The Company’s risk analysis at December 31, 2019 determined an allowance for loan losses of $6,863 or 0.94% of loans net of unearned income and deferred fees and costs, a decrease from $7,390 or 1.04% at December 31, 2018.  The determination of the appropriate level for the allowance for loan losses resulted in a provision of $126 for the twelve months ended December 31, 2019, compared with a recovery for the twelve month period ended December 31, 2018 of $81.  To determine the appropriate level of the allowance for loan losses, the Company considers credit risk for certain loans designated as impaired and for non-impaired collectively evaluated loans.

Individually evaluated impaired loans totaled $5,289 on a gross basis and net of unearned income and deferred fees and costs, with specific allocations to the allowance for loan losses totaling $110 at December 31, 2019.  Individually evaluated impaired loans at December 31, 2018 were $6,820 on a gross basis as well as net of unearned income and deferred fees and costs, with specific allocations to the allowance for loan losses of $139.  The specific allocation is determined based on criteria particular to each impaired loan.

Collectively evaluated loans totaled $728,738 on a gross basis and $728,162 net of unearned income and deferred fees and costs, with an allowance of $6,753 or 0.93% at December 31, 2019. At December 31, 2018, collectively evaluated loans totaled $703,577 on a gross basis and $702,979 net of unearned income and deferred fees and costs, with an allowance of $7,251 or 1.03%.

For collectively evaluated loans, the Company applies to each loan class a historical net charge-off rate, adjusted for qualitative factors that influence credit risk. Qualitative factors evaluated for impact to credit risk include economic measures, asset quality indicators, loan characteristics, and changes to internal Bank policies and management.

Net charge-off rates for each class are averaged over eight quarters (two years) to determine the historical net charge off rate applied to each class of collectively evaluated loans. Net charge-offs for the twelve months ended December 31, 2019 were $653 or 0.09% of average loans, an increase from $454 or 0.07% for the twelve months ended December 31, 2018. The eight-quarter average historical loss rate applied to the calculation was 0.08% for the period ended December 31, 2019 and 0.07% for the period ended December 31, 2018. Increases in the net charge-off rate increase the required allowance for collectively evaluated loans, while decreases in the net charge-off rate decrease the required allowance for collectively evaluated loans.

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

Within the Company’s market area, the number of personal bankruptcies increased from levels at December 31, 2018, indicating increased credit risk.  The competitive, legal and regulatory environments and the inventory of new and existing homes remained at similar levels to December 31, 2018.  Business bankruptcies, interest rates, residential vacancy rates and the unemployment rate decreased when compared with levels at December 31, 2018.  The Company assessed the decreases as positive indicators for credit risk, and reduced the risk allocation.

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

Asset quality indicators affect the level of the allowance for loan losses. Accruing loans past due 30-89 days were 0.15% of total loans, net of unearned income and deferred fees and costs at December 31, 2019,  a decrease from 0.23% at December 31, 2018. Accruing loans past due 90 days or more were 0.03% of total loans, net of unearned income and deferred fees and costs at December 31, 2019, and 0.00% at December 31, 2018. Nonaccrual loans at December 31, 2019 were 0.46% of total loans, net of unearned income and deferred fees and costs, a decrease from 0.48% at December 31, 2018. Decreases in past due and nonaccrual loans reduce the required level of the allowance for loan losses, while increases in past due and nonaccrual loans increase the required level of the allowance for loan losses.

Levels of high risk loans are considered in the determination of the level of the allowance for loan loss. High risk loans are defined by the Company as loans secured by junior liens, interest-only loans and loans with a high loan-to-value ratio. A decrease in the level of high risk loans within a class decreases the required allocation for the loan class, and an increase in the level of high risk loans within a class increases the required allocation for the loan class. Total high risk loans decreased $28,386 or 18.07% from the level at December 31, 2018, resulting in a decreased allocation.

Loans rated “special mention” and “classified” (together, “criticized assets”) indicate heightened credit risk. Higher levels of criticized assets increase the required level of the allowance for collectively evaluated loans, while lower levels of criticized assets reduce the required level of the allowance for collectively evaluated loans. Loans rated special mention receive a 50% greater allocation for qualitative risk factors, and loans rated classified receive a 100% greater allocation for qualitative risk factors. A classified loss rate is also applied to classified loans, calculated as net charge offs divided by classified loans.  During the third quarter of 2019, the Bank slightly revised the loan risk rating system to align with regulatory guidance.  After the revision, the “special mention” rating is no longer applied to consumer loans.  The allowance for loan losses includes a two basis point adjustment to account for the change. Collectively evaluated loans rated “special mention” were $135 at December 31, 2019 and $1,455 at December 31, 2018. Collectively evaluated loans rated classified were $961 at December 31, 2019 and $735 at December 31, 2018.

The calculation of the appropriate level for the allowance for loan losses incorporates analysis of multiple factors and requires management’s prudent and informed judgment. The ratio of the allowance for loan losses to total loans, net of unearned income and deferred fees and costs at December 31, 2019 was 0.94%, a decrease from 1.04% at December 31, 2018. The ratio of the allowance for collectively evaluated loan losses to collectively evaluated loans, net of unearned income and deferred fees and costs was 0.93%, compared with 1.03% at December 31, 2018. Improvements that decreased the required level of the allowance for loan losses from December 31, 2018 included loans past due 30-89 days, loans rated special mention and classified, loans considered high risk, the interest rate environment, business bankruptcies, residential vacancy rate, the unemployment rate and nonaccrual loans.  Other indicators slightly offset the improvements, including a slight worsening in personal bankruptcy and loans past due 90 days.  Based on analysis of historical indicators, asset quality and economic factors, management believes the level of allowance for loan losses is reasonable for the credit risk in the loan portfolio.

Quarterly Results of Operations

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2019, 2018 and 2017:

$ in thousands, except per share data	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Income Statement Data:
Interest income	$11,138	$11,293	$11,288	$11,428
Interest expense	1,793	1,914	1,865	1,808
Net interest income	9,345	9,379	9,423	9,620
Provision for (recovery of) loan losses	200	55	95	(224)
Noninterest income	2,489	1,856	2,098	2,347
Noninterest expense	6,465	6,453	6,386	6,450
Income taxes	726	733	788	964
Net income	$4,443	$3,994	$4,252	$4,777
Per Share Data:
Basic net income per common share	$0.65	$0.61	$0.65	$0.74
Fully diluted net income per common share	0.65	0.61	0.65	0.74
Cash dividends per common share	---	0.67	---	0.72
Book value per common share	27.86	28.26	28.97	28.31

$ in thousands, except per share data	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Income Statement Data:
Interest income	$10,484	$10,726	$10,945	$11,069
Interest expense	1,081	1,145	1,245	1,576
Net interest income	9,403	9,581	9,700	9,493
Provision for (recovery of) loan losses	(472)	342	223	(174)
Noninterest income	2,023	1,868	1,914	1,924
Noninterest expense	8,164	6,424	6,463	6,225
Income taxes	438	642	677	803
Net income	$3,296	$4,041	$4,251	$4,563
Per Share Data:
Basic net income per common share	$0.47	$0.58	$0.61	$0.66
Fully diluted net income per common share	0.47	0.58	0.61	0.66
Cash dividends per common share	---	0.58	---	0.63
Book value per common share	26.67	26.71	27.04	27.34

$ in thousands, except per share data	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Income Statement Data:
Interest income	$10,238	$10,295	$10,301	$10,426
Interest expense	1,028	1,048	1,021	1,028
Net interest income	9,210	9,247	9,280	9,398
Provision for (recovery of) loan losses	59	464	201	(567)
Noninterest income	1,850	1,731	1,884	2,171
Noninterest expense	6,283	5,974	6,031	5,941
Income taxes	1,069	970	1,147	3,107
Net income	$3,649	$3,570	$3,785	$3,088
Per Share Data:
Basic net income per common share	$0.52	$0.51	$0.54	$0.46
Fully diluted net income per common share	0.52	0.51	0.54	0.46
Cash dividends per common share	---	0.56	---	0.61
Book value per common share	26.30	26.49	26.97	26.57

Balance Sheet

On December 31, 2019, the Company had total assets of $1,321,837, an increase of $65,805 or 5.24%, over total assets of $1,256,032 on December 31, 2018. Total assets at December 31, 2018 were down by $725, or 0.06%, from $1,256,757 at December 31, 2017.

Loans

The Company’s loan categorization reflects its approach to loan portfolio management and includes six groups. Real estate construction loans include construction loans for residential and commercial properties, as well as land.  Consumer real estate loans include conventional and junior lien mortgages, equity lines and investor-owned residential real estate. Commercial real estate loans are comprised of owner-occupied and leased nonfarm, nonresidential properties, multi-family residence loans and farmland. Commercial non-real estate loans include agricultural loans, operating capital lines and loans secured by capital assets. Public sector and industrial development authority (“IDA”) loans are extended to municipalities.  Consumer non-real estate loans include automobile loans, personal loans, credit cards and consumer overdrafts.

A.	Types of Loans

$ in thousands	December 31,
	2019	2018	2017	2016	2015
Real estate construction	$42,303	$37,845	$34,694	$36,345	$48,251
Consumer real estate	181,472	175,456	166,965	157,718	143,504
Commercial real estate	365,373	353,546	340,414	336,457	309,378
Commercial non-real estate	46,576	46,535	40,518	39,204	37,571
Public sector and IDA	63,764	60,777	51,443	45,474	51,335
Consumer non-real estate	34,539	36,238	34,648	33,528	29,845
Total loans	$734,027	$710,397	$668,682	$648,546	$619,884
Less unearned income and deferred fees	(576)	(598)	(613)	(794)	(876)
Total loans, net of unearned income and deferred fees and costs	$733,451	$709,799	$668,069	$647,752	$619,008
Less allowance for loans losses	(6,863)	(7,390)	(7,925)	(8,300)	(8,297)
Total loans, net	$726,588	$702,409	$660,144	$639,452	$610,711

B.	Maturities and Interest Rate Sensitivities

The following table presents maturities and interest rate sensitivities for commercial non real estate, commercial real estate and real estate construction loans.

$ in thousands	December 31, 2019
	< 1 Year	1 – 5 Years	After 5 Years	Total
Commercial non real estate	$30,742	$15,171	$663	$46,576
Commercial real estate	71,810	241,968	51,595	365,373
Real estate construction	13,994	10,879	17,430	42,303
Total	116,546	268,018	69,688	454,252
Less loans with predetermined interest rates	(12,471)	(29,300)	(8,505)	(50,276)
Loans with adjustable rates	$104,075	$238,718	$61,183	$403,976

Risk Elements

The following table presents aggregate amounts for nonaccrual loans, restructured loans in nonaccrual, other real estate owned net, and accruing loans which are contractually past due ninety days or more as to interest or principal payments, and accruing restructured loans.

$ in thousands	December 31,
	2019		2018		2017		2016		2015
Nonaccrual loans
Real estate construction	$	---	$	---	$	---	$	---	$	---
Consumer real estate		24		119		6		256		14
Commercial real estate		---		192		---		698		1,146
Commercial non real estate		136		---		---		217		883
Public sector and IDA		---		---		---		---		---
Consumer non real estate		4		---		---		---		---
Total nonaccrual loans		$164		$311		$6		$1,168		$2,043
Restructured loans (TDR Loans) in nonaccrual
Real estate construction	$	---	$	---	$	---		$270		$718
Consumer real estate		262		610		145		---		---
Commercial real estate		2,949		2,494		2,602		4,390		3,921
Commercial non real estate		---		5		15		24		---
Public sector and IDA		---		---		---		---		---
Consumer non real estate		---		---		1		3		---
Total restructured loans in nonaccrual		$3,211		$3,109		$2,763		$4,687		$4,639
Total nonperforming loans		$3,375		$3,420		$2,769		$5,855		$6,682
Other real estate owned, net		1,612		2,052		2,817		3,156		4,165
Total nonperforming assets		$4,987		$5,472		$5,586		$9,011		$10,847
Accruing loans past due 90 days or more
Real estate construction	$	---	$	---	$	---	$	---	$	---
Consumer real estate		188		---		11		42		145
Commercial real estate		---		---		---		---		---
Commercial non real estate		17		2		---		---		---
Public sector and IDA		---		---		---		---		---
Consumer non real estate		26		33		40		21		11
Total accruing loans past due 90 days or more		$231		$35		$51		$63		$156
									(continued)

Accruing restructured loans
Real estate construction	$	---	$	---	$	---	$	---	$	---
Consumer real estate		426		417		947		877		962
Commercial real estate		382		1,112		2,948		2,892		7,645
Commercial non real estate		916		1,010		1,214		---		207
Public sector and IDA		---		---		---		---		---
Consumer non real estate		5		13		25		---		---
Total accruing restructured loans		$1,729		$2,552		$5,134		$3,769		$8,814

Loan loss and other indicators related to asset quality are presented in the Loan Loss Data table.

Loan Loss Data Table

$ in thousands	2019	2018	2017
Provision for (recovery of) loan losses	$126	$(81)	$157
Net charge-offs to average net loans	0.09%	0.07%	0.08%
Allowance for loan losses to loans, net of unearned income and deferred fees	0.94%	1.04%	1.19%
Allowance for loan losses to nonperforming loans	203.35%	216.08%	286.20%
Allowance for loan losses to nonperforming assets	137.62%	135.05%	141.87%
Nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.68%	0.77%	0.83%
Nonaccrual loans	$164	$311	$6
Restructured loans in nonaccrual status	3,211	3,109	2,763
Other real estate owned, net	1,612	2,052	2,817
Total nonperforming assets	$4,987	$5,472	$5,586
Accruing loans past due 90 days or more	$231	$35	$51

Nonperforming loans include nonaccrual loans and TDRs in nonaccrual status, but do not include accruing loans 90 days or more past due or accruing restructured loans. TDRs are discussed in detail under the section titled “C. Modifications and Troubled Debt Restructurings” below. Impaired loans, or loans for which management does not expect to collect at the original loan terms, but which may or may not be nonperforming, are presented in Note 5 of Notes to Consolidated Financial Statements.

Total impaired loans at December 31, 2019 were $5,289, of which $3,211 were in nonaccrual status. Impaired loans at December 31, 2018 and 2017 were $6,820 and $11,924, of which $3,420 and $2,763 were in nonaccrual status, respectively.

The ratio of the allowance for loan losses to total nonperforming loans decreased from 216.08% in 2018 to 203.35% in 2019. The Company believes the allowance for loan losses is adequate for the credit risk inherent in the loan portfolio.

C.	Modifications and Troubled Debt Restructurings

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

The Company codes modifications to assist in identifying TDRs. The majority of modifications were granted for competitive reasons and did not constitute TDRs. A description of modifications that did not result in TDRs follows:

Modifications Made During the 12 Months Ended December 31, 2019 to Borrowers Not Experiencing Financial Difficulty
Modification	Number of Loans Modified	Total Amount Modified
Rate reductions for competitive purposes	10	$21,717
Payment extensions for less than 3 months	72	1,302
Maturity date extensions of more than 3 months and up to 6 months	143	20,287
Maturity date extensions of more than 6 months and up to 12 months	234	14,475
Maturity date extensions of more than 12 months	74	8,811
Advances on non-revolving loans or recapitalization	4	1,019
Change in amortization term or method	11	4,374
Change or release of collateral	26	532
Renewal of expired Home Equity Line of Credit loans to additional 10 years	34	1,330
Renewal of single-payment notes	124	3,254
Total modifications that do not constitute TDRs	732	$77,101

Modifications Made During the 12 Months Ended December 31, 2018 to Borrowers Not Experiencing Financial Difficulty
Modification	Number of Loans Modified	Total Amount Modified
Rate reductions for competitive purposes	18	$8,384
Payment extensions for less than 3 months	61	646
Maturity date extensions of more than 3 months and up to 6 months	134	22,663
Maturity date extensions of more than 6 months and up to 12 months	308	11,777
Maturity date extensions of more than 12 months	17	2,304
Advances on non-revolving loans or recapitalization	8	2,076
Change in amortization term or method	11	1,542
Change or release of collateral	43	783
Renewal of expired Home Equity Line of Credit loans to additional 10 years	20	300
Renewal of single-payment notes	138	2,862
Total modifications that do not constitute TDRs	758	$53,337

Modifications Made During the 12 Months Ended December 31, 2017 to Borrowers Not Experiencing Financial Difficulty
Modification	Number of Loans Modified	Total Amount Modified
Rate reductions for competitive purposes	29	$11,783
Payment extensions for less than 3 months	126	2,693
Maturity date extensions of more than 3 months and up to 6 months	182	29,253
Maturity date extensions of more than 6 months and up to 12 months	316	14,675
Maturity date extensions of more than 12 months	7	3,474
Advances on non-revolving loans or recapitalization	12	4,603
Change in amortization term or method	42	4,884
Renewal of expired Home Equity Line of Credit loans to additional 10 years	19	448
Renewal of single-payment notes	240	5,044
Total modifications that do not constitute TDRs	973	$76,857

Modifications in which the borrower is experiencing financial difficulty and for which the Company makes a concession to the original contractual loan terms are designated TDRs. Modifications of loan terms to borrowers experiencing financial difficulty are made in an attempt to protect as much of the Company’s investment in the loan as possible. The determination of whether a modification should be accounted for as a TDR requires significant judgment after consideration of all facts and circumstances surrounding the transaction.

Assuming all other TDR criteria are met, the Company considers one or a combination of the following concessions to the loan terms to indicate TDR status: a reduction of the stated interest rate, an extension of the maturity date at an interest rate lower than the current market rate for a new loan with a similar term and similar risk, or forgiveness of principal or accrued interest.

The Company has restructured loan terms for certain qualified financially distressed borrowers who have agreed to work in good faith and have demonstrated the ability to make the restructured payments in order to avoid a foreclosure. TDR loans are individually evaluated for impairment for purposes of determining the allowance for loan losses. TDR loans with at least six months of timely repayment history may accrue interest.  TDR loans that do not have six months of timely repayment performance are maintained on nonaccrual until the borrower demonstrates sustained repayment history under the restructured terms and continued repayment is not in doubt.  TDR loans may be removed from TDR status, and placed in the appropriate collectively evaluated pool, if the restructuring agreement specified a market interest rate at the time of restructuring and the loan is in compliance with modified terms for a period of at least one year after the restructuring was executed.

The Company’s TDRs amounted to $4,940 as of December 31, 2019 and $5,661 as of December 31, 2018. Accruing TDR loans amounted to $1,729 at December 31, 2019 compared to $2,552 at December 31, 2018.

Restructuring generally results in loans with lower payments or an extended maturity beyond that originally required, and are expected to have a lower risk of loss due to nonperformance than loans classified as nonperforming. In 2019, the Company modified one loan in a TDR that, directly prior to restructuring, totaled $100, and currently has a balance of $100 at December 31, 2019.  Of the Company’s TDRs at December 31, 2019, seven loans, all part of one relationship defaulted within 12 months of being modified.  The Company defines default as a delay in one payment of more than 90 days or foreclosure after the date of restructuring.

In 2018, the Company modified loans in a TDR that, directly prior to restructuring, totaled $4,213 and that had total principal balances of $3,800 as of December 31, 2018. None of the Company’s restructured loans defaulted during the twelve months ended December 31, 2018.    Please refer to Note 5 for information on the effect of default on the allowance for loan losses.

The following tables present the delinquency status of TDR loans.

$ in thousands	TDR Delinquency Status as of December 31, 2019
			Accruing
	Total TDR Loans		Current		30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$	---	$	---	$	---	$	---	$	---
Consumer real estate		688		426		---		---		262
Commercial real estate		3,331		382		---		---		2,949
Commercial non real estate		916		916		---		---		---
Public sector and IDA		---		---		---		---		---
Consumer non real estate		5		2		3		---		---
Total TDR Loans		$4,940		$1,726		$3	$	---		$3,211

$ in thousands	TDR Delinquency Status as of December 31, 2018
			Accruing
	Total TDR Loans		Current		30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$	---	$	---	$	---	$	---	$	---
Consumer real estate		1,027		417		---		---		610
Commercial real estate		3,606		1,112		---		---		2,494
Commercial non real estate		1,015		1,010		---		---		5
Public sector and IDA		---		---		---		---		---
Consumer non real estate		13		9		4		---		---
Total TDR Loans		$5,661		$2,548		$4	$	---		$3,109

$ in thousands	TDR Delinquency Status as of December 31, 2017
			Accruing
	Total TDR Loans		Current		30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$	---	$	---	$	---	$	---	$	---
Consumer real estate		1,092		773		174		---		145
Commercial real estate		5,550		2,948		---		---		2,602
Commercial non real estate		1,229		1,214		---		---		15
Public sector and IDA		---		---		---		---		---
Consumer non real estate		26		25		---		---		1
Total TDR Loans		$7,897		$4,960		$174	$	---		$2,763

Summary of Loan Loss Experience

A.	Analysis of the Allowance for Loan Losses

The following table shows average loan balances at the end of each period; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category; and additions to the allowance which have been charged to operating expense:

$ in thousands	December 31,
	2019	2018	2017	2016	2015
Average loans, net of unearned income and deferred fees and costs	$719,179	$683,310	$653,364	$621,654	$619,745
Allowance for loan losses at beginning of year	7,390	7,925	8,300	8,297	8,263
Charge-offs:
Real estate construction	---	---	---	29	---
Consumer real estate	192	38	146	133	205
Commercial real estate	150	---	139	488	1,114
Commercial non real estate	47	107	82	883	490
Public Sector and IDA	---	---	---	---	---
Consumer non real estate	531	544	452	273	311
Total loans charged off	920	689	819	1,806	2,120
Recoveries:
Real estate construction	---	---	---	---	---
Consumer real estate	---	3	1	2	2
Commercial real estate	49	49	131	83	49
Commercial non real estate	1	22	23	10	1
Public Sector and IDA	---	---	---	---	---
Consumer non real estate	217	161	132	64	93
Total recoveries	267	235	287	159	145
Net loans charged off	653	454	532	1,647	1,975
Provision for (recovery of) loan losses	126	(81)	157	1,650	2,009
Allowance for loan losses at end of year	$6,863	$7,390	$7,925	$8,300	$8,297
Net charge-offs to average loans net of unearned income and deferred fees and costs	0.09%	0.07%	0.08%	0.26%	0.32%

The Company charges off commercial real estate loans at the time that a loss is confirmed. When delinquency status or other information indicates that the borrower will not repay the loan, the Company considers collateral value based upon a current appraisal or internal evaluation. Any loan amount in excess of collateral value is charged off and the collateral is taken into OREO.

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

B.	Allocation of the Allowance for Loan Losses

The allowance for loan losses has been allocated according to the amount deemed necessary to provide for anticipated losses within the categories of loans for the years indicated as follows:

$ in thousands	December 31,
	2019		2018		2017		2016		2015
	Allowance Amount	Percent of Loans in Each Category to Total Loans(1)	Allowance Amount	Percent of Loans in Each Category to Total Loans(1)	Allowance Amount	Percent of Loans in Each Category to Total Loans(1)	Allowance Amount	Percent of Loans in Each Category to Total Loans(1)	Allowance Amount	Percent of Loans in Each Category to Total Loans(1)
Real estate construction	$400	5.76%	$398	5.33%	$337	5.19%	$438	5.60%	$576	7.78%
Consumer real estate	1,895	24.72%	2,049	24.70%	2,027	24.97%	1,830	24.32%	1,866	23.15%
Commercial real estate	2,559	49.77%	2,798	49.77%	3,044	50.91%	3,738	51.88%	4,109	49.92%
Commercial non real estate	555	6.35%	602	6.55%	1,072	6.06%	1,063	6.02%	655	6.06%
Public sector and IDA	478	8.69%	583	8.55%	419	7.69%	330	7.01%	436	8.28%
Consumer non real estate	650	4.71%	750	5.10%	707	5.18%	644	5.17%	627	4.81%
Unallocated	326		210		319		257		28
	$6,863	100.00%	$7,390	100.00%	$7,925	100.00%	$8,300	100.00%	$8,297	100.00%

(1)	Loans are presented on a gross basis.

An analysis of the allowance for loan losses by impairment basis follows:

$ in thousands	December 31,
	2019	2018	2017
Impaired loans(1)	$5,289	$6,820	$11,924
Allowance related to impaired loans(1)	110	139	177
Allowance to impaired loans(1)	2.08%	2.04%	1.48%

Non-impaired loans(1)	728,738	703,577	656,758
Allowance related to non-impaired loans(1)	6,753	7,251	7,748
Allowance to non-impaired loans(1)	0.93%	1.03%	1.18%

Total gross loans	734,027	710,397	668,682
Less: unearned income and deferred fees and costs	(576)	(598)	(613)
Loans, net of unearned income and deferred fees and costs	733,451	709,799	668,069
Allowance for loan losses, total	6,863	7,390	7,925
Allowance as a percentage of loans, net of unearned income and deferred fees and costs	0.94%	1.04%	1.19%

(1)	Loans are presented on a gross basis.

Individually-evaluated impaired loans are valued using the fair value of the underlying collateral or the present value of cash flows for each loan. Valuation procedures for impaired loans resulted in a required reserve for impaired loans of $110 at December 31, 2019, $139 at December 31, 2018 and $177 at December 31, 2017. The amount of the individual impaired loan balance that exceeds the fair value is accrued in the allowance for loan losses.

Management’s analysis of the loan portfolio and pertinent economic conditions resulted in a determination of the allowance for loan losses for collectively evaluated loans of $6,753 or 0.93% of such loans at December 31, 2019, $7,251 or 1.03% at December 31, 2018, and $7,748 or 1.18% at December 31, 2017. The allowance for collectively evaluated loans is determined by applying historical charge-off percentages, as well as additional accruals for internal and external credit risk factors to groups of collectively evaluated loans. The Company applies the average of the most recent eight quarters of net charge-offs to calculate historical net charge-offs for the allowance. The ratio decreased from 2018 to 2019 due to improvements in economic and credit risk factors. The ratio decreased from 2017 to 2018 due to a decreased charge-off ratio, down from 0.08% for the twelve months ended December 31, 2017 to 0.07% for the year ended December 31, 2018. Also contributing to the reduced allowance requirement were improved asset quality indicators, and favorable economic indicators.

The unallocated portion of the reserve was $326 at December 31, 2019, $210 at December 31, 2018 and $319 at December 31, 2017. The unallocated portion of the reserve is the amount that exceeds the calculated requirement for the allowance for loan losses. The Company’s policy permits an unallocated reserve of up to 5% in excess of the required level for the allowance for loan losses.

The total calculated allowance for loan losses of $6,863 at December 31, 2019, $7,390 as of December 31, 2018 and $7,925 as of December 31, 2017 indicated a provision of $126 for the twelve months ended December 31, 2019 and indicated a recovery of $81 for the twelve months ended December 31, 2018 and a provision of $157 for the twelve months ended December 31, 2017. Please refer to the discussion under “Provision and Allowance for Loan Losses” for additional information on the determination of the allowance for loan loss.

Securities

The fair value of securities available for sale was $435,263, an increase of $10,253 or 2.41% from December 31, 2018.

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

Maturities and Associated Yields

The following table presents the maturities for securities available for sale and held to maturity at their carrying values as of December 31, 2019 and weighted average yield for each range of maturities.

$ in thousands	Maturities and Yields
	December 31, 2019
	< 1 Year		1-5 Years		5-10 Years		> 10 Years		None		Total
Available for Sale:
U.S. government agencies		$43,988		$991		$41,019		$35,125	$	---	$121,123
		1.62%		2.41%		2.57%		3.01%		---	2.35%
Mortgage-backed securities		$114		$85		$83,841		$137,743	$	---	$221,783
		0.00%		5.60%		2.23%		2.31%		---	2.28%
States and political subdivision – nontaxable (1)		$9,195		$5,429		$19,400		$54,215	$	---	$88,239
		5.01%		4.46%		4.27%		3.27%		---	3.74%
Corporate		$2,005	$	---	$	---		$2,113	$	---	$4,118
		2.44		---		---		4.00%		---	3.22%
Total		$55,302		$6,505		$144,260		$229,196	$	---	$435,263
		2.21%		4.16%		2.60%		2.66%		---	2.60%

Restricted stock:
Restricted stock	$	---	$	---	$	---	$	---		$1,220	$1,220
		---		---		---		---		7.05%	7.05%

(1) Rates shown represent weighted average yield on a fully taxable basis.

The majority of mortgage-backed securities and collateralized mortgage obligations held at December 31, 2019 were backed by U.S. government agencies. Certain holdings are required to be periodically subjected to the Federal Financial Institution Examination Council’s (FFIEC) high risk mortgage security test. These tests address possible fluctuations in the average life and variances caused by the change in rate times the change in volume that have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each. Except for U.S. government agency securities, the Company has no securities with any issuer that exceeds 10% of stockholders’ equity.

Deposits

Total deposits increased by $67,811 or 6.45%, from $1,051,942 at December 31, 2018 to $1,119,753 at December 31, 2019. While all deposit categories increased, the two greatest impacts came from growth of $26,955 in interest-bearing demand deposits and growth of $26,229 in time deposits. During the fourth quarter of 2018, the Company raised its deposit offering rates in order to remain competitive during a rising rate environment. When December 31, 2018 is compared with December 31, 2017, total deposits decreased $7,792, or 0.74%, from $1,059,734 at December 31, 2017, primarily due to a decline in time deposits.

A.	Average Amounts of Deposits and Average Rates Paid

Average amounts and average rates paid on deposit categories are presented below:

$ in thousands	Year Ended December 31,
	2019		2018		2017
	Average Amounts	Average Rates Paid	Average Amounts	Average Rates Paid	Average Amounts	Average Rates Paid
Noninterest-bearing demand deposits	$200,970	---	$192,440	---	$178,708	---
Interest-bearing demand deposits	601,884	0.85%	606,766	0.68%	598,661	0.56%
Savings deposits	142,985	0.31%	140,918	0.17%	140,997	0.17%
Time deposits	116,844	1.54%	105,674	0.50%	120,220	0.45%
Average total deposits	$1,062,683	0.69%	$1,045,798	0.47%	$1,038,586	0.40%

B.	Time Deposits of $250 or More

The following table sets forth time certificates of deposit and other time deposits of $250 or more:

$ in thousands	December 31, 2019
	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
Total time deposits of $250 or more	$2,763	$8,215	$11,182	$252	$22,412

Derivatives and Market Risk Exposures

The Company is not a party to derivative financial instruments with off-balance sheet risks such as futures, forwards, swaps, and options. The Company is a party to financial instruments with off-balance sheet risks such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business to meet the financing needs of its customers. See Note 13 of Notes to Consolidated Financial Statements for additional information relating to financial instruments with off-balance sheet risk. Management does not plan any future involvement in high risk derivative products. The Company has investments in mortgage-backed securities, principally through the Government National Mortgage Association (“GNMA”) and Federal National Mortgage Association (“FNMA”), with a fair value of approximately $221,783. See Note 3 of Notes to Consolidated Financial Statements for additional information relating to securities.

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

The effects of changing interest rates are primarily managed through adjustments to the loan portfolio and deposit base, to the extent competitive factors allow. The investment portfolio is generally longer term. Adjustments for asset and liability management are made when securities are called or mature and funds are subsequently reinvested. Securities may be sold for reasons related to credit quality or regulatory limitations, and in limited circumstances, securities available for sale have been disposed for interest rate risk management. No trading activity for this purpose is planned in the foreseeable future, though it does remain an option.

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

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse liquidity sources, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and FHLB advances. At December 31, 2019, the Bank did not have discount window borrowings, short-term borrowings, or FHLB advances.  To assure that short-term borrowing is readily available, the Company tests accessibility annually.

The Company considers its security portfolio for typical liquidity needs, within accounting, legal and strategic parameters.  Prior to the second quarter of 2018, the securities portfolio was segregated into available for sale and held to maturity. During the second quarter of 2018, the Company re-classified all its held to maturity securities to available for sale.  Portions of the securities portfolio are pledged to meet state requirements for public funds deposits. Discount window borrowings also require pledged securities. Increased/decreased liquidity from public funds deposits or discount window borrowings results in increased/decreased liquidity from pledging requirements. The Company monitors public funds pledging requirements and unpledged available for sale securities accessible for liquidity needs.

Regulatory capital levels determine the Company’s ability to use purchased deposits and the Federal Reserve discount window. At December 31, 2019, the Company is considered well capitalized and does not have any restrictions on purchased deposits or borrowing ability at the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. At December 31, 2019, the Company’s liquidity is sufficient to meet projected trends in these areas.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At December 31, 2019, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At December 31, 2019, the loan to deposit ratio was 65.50%. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on lease arrangements, contractual commitments with depositors, and service contracts. The table below presents our significant contractual obligations as of December 31, 2019, except for pension and other postretirement benefit plans, which are included in Note 8, "Employee Benefit Plans," to the Consolidated Financial Statements in this Form 10-K.

$ in thousands	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Time deposits	$128,028	$116,969	$8,384	$2,606	$69
Purchase obligations (1)	10,975	4,520	3,747	2,708	---
Operating leases	2,580	354	694	684	848
Total	$141,583	$121,843	$12,825	$5,998	$917

(1)	Includes contracts with a minimum annual payment of $100.

As of December 31, 2019, the Company was not aware of any other known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of December 31, 2019, the Company has no material commitments for long-term debt or for capital expenditures.

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements for information relating to recent accounting pronouncements.

Capital Resources

Total stockholders’ equity at December 31, 2019 was $183,726, a decrease of $6,512, or 3.42%, from the $190,238 at December 31, 2018. The largest component of 2019 stockholders’ equity was retained earnings of $184,120, which included net income of $17,466, offset by dividends of $9,032 and repurchase of shares of $17,939. Total stockholders’ equity increased by $5,342 or 2.89%, from $184,896 on December 31, 2017 to $190,238 on December 31, 2018.

In August 2018, the Federal Reserve updated the Small Bank Holding Company Policy Statement, in compliance with EGRRCPA.  The statement, among other things, exempted bank holding companies that fall below a certain asset threshold from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements.  The interim final rule expanded the exemption to bank holding companies with consolidated total assets of less than $3 billion. Prior to August 2018, the statement exempted bank holding companies with consolidated total assets of less than $1 billion. As a result of the interim final rule, the Company qualified as of August 2018 as a small bank holding company and is no longer subject to regulatory capital requirements on a consolidated basis.

The Bank continues to be subject to various capital requirements administered by banking agencies. Risk based capital ratios for the Bank are shown in the following tables.

	Ratios at December 31, 2019	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservation Buffer
Common Equity Tier I Capital Ratio	22.283%	4.500%	7.000%
Tier I Capital Ratio	22.283%	6.000%	8.500%
Total Capital Ratio	23.128%	8.000%	10.500%
Leverage Ratio	14.175%	4.000%	4.000%

	Ratios at December 31, 2018	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservation Buffer
Common Equity Tier I Capital Ratio	23.856%	4.500%	6.375%
Tier I Capital Ratio	23.856%	6.000%	7.875%
Total Capital Ratio	24.764%	8.000%	9.875%
Leverage Ratio	15.788%	4.000%	4.000%

Risk-based capital ratios are calculated in compliance with FDIC rules based on Basel III Capital Requirements. The Bank’s ratios are well above the required minimums at December 31, 2019 and December 31, 2018.

Banks are subject to an additional capital conservation buffer in order to make capital distributions or discretionary bonus payments. The implementation period for the capital conservation buffer began in 2016 and was fully phased in January 1, 2019, with .625% added each year and a final buffer of 2.5% in excess of regulatory capital minimum ratios.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements at December 31, 2019 are detailed in the table below.

$ in thousands	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years		4-5 Years		More Than 5 Years
Commitments to extend credit	$158,859	$158,859	$	---	$	---	$	---
Standby letters of credit	15,212	15,212		---		---		---
Mortgage loans with potential recourse	20,496	20,496		---		---		---
Operating leases	2,580	354		694		684		848
Total	$197,147	$194,921		$694		$684		$848

In the normal course of business the Company’s banking affiliate extends lines of credit to its customers. Amounts drawn upon these lines vary at any given time depending on the business needs of the customers.

Standby letters of credit are also issued to the Bank’s customers. There are two types of standby letters of credit. The first is a guarantee of payment to facilitate customer purchases. The second type is a performance letter of credit that guarantees a payment if the customer fails to perform a specific obligation. Revenue from these letters was approximately $71 in 2019.

While it would be possible for customers to fully draw on approved lines of credit and for beneficiaries to call all letters of credit, historically this has not occurred. In the event of a sudden and substantial draw on these lines, the Company has its own lines of credit from which it can draw funds. A sale of loans or investments would also be an option to meet liquidity demands.

The Company sells mortgages on the secondary market subject to recourse agreements. The mortgages originated must meet strict underwriting and documentation requirements for the sale to be completed. The Company estimates a potential loss reserve for recourse provisions. The amount is not material as of December 31, 2019. To date, no recourse provisions have been invoked.

Operating leases are for buildings used in the Company’s day-to-day operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information about market risk is set forth above in the “Interest Rate Sensitivity” and “Derivatives and Market Risk Exposure” sections of the Management’s Discussion and Analysis.

Item 8. Financial Statements and Supplementary Data

Consolidated Balance Sheets	December 31,
$ in thousands, except share and per share data	2019	2018
Assets
Cash and due from banks	$10,290	$12,882
Interest-bearing deposits	76,881	43,491
Securities available for sale, at fair value	435,263	425,010
Restricted stock	1,220	1,220
Mortgage loans held for sale	905	72
Loans:
Real estate construction loans	42,303	37,845
Consumer real estate loans	181,472	175,456
Commercial real estate loans	365,373	353,546
Commercial non real estate loans	46,576	46,535
Public sector and IDA loans	63,764	60,777
Consumer non real estate loans	34,539	36,238
Total loans	734,027	710,397
Less unearned income and deferred fees and costs	(576)	(598)
Loans, net of unearned income and deferred fees and costs	733,451	709,799
Less allowance for loan losses	(6,863)	(7,390)
Loans, net	726,588	702,409
Premises and equipment, net	8,919	8,646
Accrued interest receivable	4,285	5,160
Other real estate owned, net	1,612	2,052
Goodwill	5,848	5,848
Bank-owned life insurance (BOLI)	35,567	34,657
Other assets	14,459	14,585
Total assets	$1,321,837	$1,256,032
Liabilities and Stockholders’ Equity
Noninterest-bearing demand deposits	$201,866	$195,441
Interest-bearing demand deposits	643,482	616,527
Savings deposits	146,377	138,175
Time deposits	128,028	101,799
Total deposits	1,119,753	1,051,942
Accrued interest payable	144	89
Other liabilities	18,214	13,763
Total liabilities	1,138,111	1,065,794
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	---	---
Common stock, $1.25 par value. Authorized 10,000,000 shares; issued and outstanding, 6,489,574 shares in 2019 and 6,957,974 in 2018	8,112	8,698
Retained earnings	184,120	193,625
Accumulated other comprehensive loss, net	(8,506)	(12,085)
Total stockholders’ equity	183,726	190,238
Total liabilities and stockholders’ equity	$1,321,837	$1,256,032

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	Years ended December 31,
$ in thousands, except per share data	2019	2018	2017
Interest Income
Interest and fees on loans	$33,869	$31,333	$29,932
Interest on interest-bearing deposits	1,523	672	791
Interest and dividends on securities – taxable	6,725	6,856	5,711
Interest on securities – nontaxable	3,030	4,363	4,826
Total interest income	45,147	43,224	41,260

Interest Expense
Interest on deposits	7,380	4,883	4,125
Interest on borrowings	---	164	---
Total interest expense	7,380	5,047	4,125
Net interest income	37,767	38,177	37,135
Provision for (recovery of) loan losses	126	(81)	157
Net interest income after provision for (recovery of) loan losses	37,641	38,258	36,978

Noninterest Income
Service charges on deposit accounts	2,453	2,678	2,776
Other service charges and fees	198	132	205
Credit and debit card fees	1,398	1,431	1,205
Trust income	1,622	1,565	1,530
BOLI income	910	901	758
Other income	1,643	1,005	1,148
Realized securities gains, net	566	17	14
Total noninterest income	8,790	7,729	7,636

Noninterest Expense
Salaries and employee benefits	15,298	14,506	13,670
Occupancy, furniture and fixtures	1,866	1,845	1,820
Data processing and ATM	3,171	2,784	2,280
FDIC assessment	167	359	364
Intangible assets amortization	---	50	68
Net costs of other real estate owned	47	553	205
Franchise taxes	1,333	1,278	1,315
Write-down of insurance receivable	---	2,010	---
Other operating expenses	3,872	3,891	4,507
Total noninterest expense	25,754	27,276	24,229
Income before income taxes	20,677	18,711	20,385
Income tax expense	3,211	2,560	6,293
Net income	$17,466	$16,151	$14,092
Basic net income per common share	$2.65	$2.32	$2.03
Fully diluted net income per common share	$2.65	$2.32	$2.03

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Years ended December 31,
$ in thousands, except per share data	2019	2018	2017
Net Income	$17,466	$16,151	$14,092

Other Comprehensive Income (Loss), Net of Tax
Unrealized holding gain (loss) on available for sale securities net of tax of $1,486 in 2019, ($595) in 2018 and $296 in 2017	5,595	(2,246)	546
Reclassification adjustment for gain included in net income, net of tax of ($119) in 2019, ($4) in 2018 and ($4) in 2017	(447)	(13)	(6)
Transfer from held to maturity to available for sale securities, net of tax of $237 in 2018	---	891	---
Net pension gain (loss) arising during the period, net of tax of ($394) in 2019, ($249) in 2018 and $115 in 2017	(1,482)	(936)	213
Less amortization of prior service cost included in net periodic pension cost, net of tax of ($23) in 2019, ($24) in 2018 and ($38) in 2017	(87)	(86)	(71)
Other comprehensive income (loss), net of tax of $950 in 2019, ($635) in 2018 and $369 in 2017	3,579	(2,390)	682
Total Comprehensive Income	$21,045	$13,761	$14,774

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

$ in thousands, except per share data	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance at December 31, 2016	$8,698	$178,224	$(8,659)	$178,263
Net income	---	14,092	---	14,092
Other comprehensive income, net of tax of $369	---	---	682	682
Cash dividend ($1.17 per share)	---	(8,141)	---	(8,141)
Reclassification of stranded tax effects from change in tax rate	---	1,718	(1,718)	---
Balance at December 31, 2017	$8,698	$185,893	$(9,695)	$184,896
Net income	---	16,151	---	16,151
Other comprehensive loss, net of tax of ($635)	---	---	(2,390)	(2,390)
Cash dividend ($1.21 per share)	---	(8,419)	---	(8,419)
Balance at December 31, 2018	$8,698	$193,625	$(12,085)	$190,238
Net income	---	17,466	---	17,466
Other comprehensive income, net of tax of $950	---	---	3,579	3,579
Cash dividend ($1.39 per share)	---	(9,032)	---	(9,032)
Stock repurchase (468,400 shares)	(586)	(17,939)		(18,525)
Balance at December 31, 2019	$8,112	$184,120	$(8,506)	$183,726

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Years ended December 31,
$ in thousands	2019	2018	2017
Cash Flows from Operating Activities
Net income	$17,466	$16,151	$14,092
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	126	(81)	157
Deferred income tax expense (benefit)	529	(382)	1,790
Re-valuation of deferred tax assets	---	---	1,560
Depreciation of premises and equipment	739	766	805
Amortization of intangibles	---	50	68
Amortization of premiums and accretion of discounts, net	212	58	58
Loss (gain) on disposal of fixed assets	5	---	(134)
Gain on calls and sales of securities available for sale, net	(566)	(17)	(10)
Gain on calls of securities held to maturity, net	---	---	(4)
Loss and write-down on other real estate owned	5	489	125
Loss (gain) on sale of repossessed assets	4	8	(1)
Income on investment in BOLI	(910)	(901)	(758)
Gain on sale of mortgage loans held for sale	(297)	(199)	(211)
Origination of mortgage loans held for sale	(21,032)	(12,626)	(13,912)
Sale of mortgage loans held for sale	20,496	13,013	14,341
Contribution to defined benefit plan	---	---	(4,507)
Net change in:
Accrued interest receivable	875	137	(37)
Other assets	(1,340)	2,899	(2,537)
Accrued interest payable	55	27	7
Other liabilities	2,465	404	101
Net cash provided by operating activities	18,832	19,796	10,993

Cash Flows from Investing Activities
Net change in interest-bearing deposits	(33,390)	7,742	29,035
Proceeds from repayments of mortgage-backed securities	1,089	224	298
Proceeds from calls, sales and maturities of securities available for sale	348,032	50,438	13,812
Proceeds from calls and maturities of securities held to maturity	---	6,430	8,975
Purchases of securities available for sale	(352,505)	(25,323)	(40,290)
Purchases of securities held to maturity	---	---	(1,319)
Net change in restricted stock	---	(20)	(30)
Purchase of BOLI	---	---	(10,000)
Purchases of loan participations	(673)	(7,853)	(7,395)
Collections of loan participations	4,262	970	2,113
Loan originations and principal collections, net	(28,388)	(35,591)	(15,981)
Proceeds from disposal of other real estate owned	591	276	311
Proceeds from disposal of repossessed assets	53	34	31
Recoveries on loans charged off	267	235	287
Additions to premises and equipment	(1,032)	(1,191)	(261)
Proceeds from sale of premises and equipment	16	---	222
Net cash used in investing activities	(61,678)	(3,629)	(20,192)
			(continued )

Cash Flows from Financing Activities
Net change in time deposits	26,229	(13,085)	(15,730)
Net change in other deposits	41,582	5,293	32,022
Cash dividends paid	(9,032)	(8,419)	(8,141)
Shares repurchased	(18,525)	---	---
Net cash provided by (used in) financing activities	40,254	(16,211)	8,151

Net change in cash and due from banks	(2,592)	(44)	(1,048)
Cash and due from banks at beginning of year	12,882	12,926	13,974
Cash and due from banks at end of year	$10,290	$12,882	$12,926

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$7,325	$5,020	$4,118
Income taxes paid	2,544	1,778	4,092

Supplemental Disclosures of Noncash Activities
Loans charged against the allowance for loan losses	$920	$689	$819
Loans transferred to other real estate owned	156	---	97
Unrealized gain (loss) on securities available for sale	6,515	(2,858)	832
Unrealized net gain on securities transferred from HTM to AFS	---	1,128	---
Fair value of securities transferred from held-to-maturity to available-for-sale	---	119,790	---
Minimum pension liability adjustment	(1,986)	(1,295)	219
Increase in the lease right-of-use asset upon adoption of ASU 2016-02	684	---	---
Increase in the lease liability upon adoption of ASU 2016-02	684	---	---

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

$ in thousands, except per share data

Note 1: Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of National Bankshares, Inc. and its wholly-owned subsidiaries, the National Bank of Blacksburg, and National Bankshares Financial Services, Inc. All intercompany balances and transactions have been eliminated in consolidation.

The accounting and reporting policies of the Company conform to GAAP and to general practices within the banking industry. The following is a summary of significant accounting policies.

Subsequent events have been considered through the date of this Form 10-K.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and amounts due from banks.

Interest-Bearing Deposits

The Company invests over-night funds in interest-bearing deposits at other banks, including the FHLB, the Federal Reserve and other entities. Interest-bearing deposits are carried at cost.

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

The Company follows the accounting guidance related to recognition and presentation of OTTI. The guidance specifies that if (a) an entity does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that the entity will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired, unless there is a credit loss. When criteria (a) and (b) are met, the entity will recognize the credit component of an OTTI of a debt security in earnings and the remaining portion in other comprehensive income. For held to maturity debt securities, the amount of an OTTI recorded in other comprehensive income for the noncredit portion of a previous OTTI is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

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

The Company’s loans are grouped into six segments: real estate construction, consumer real estate, commercial real estate, commercial non-real estate, public sector and IDA, and consumer non-real estate. Each segment is subject to certain risks that influence pricing, loan structures, approval requirements, reserves, and ongoing credit management.

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

Commercial non-real estate loans are secured by collateral other than real estate, or are unsecured. Credit risk for commercial non-real estate loans is subject to economic conditions, generally monitored by local business bankruptcy trends, interest rates, borrower repayment ability and collateral value (if secured).

Public sector and IDA loans are extended to municipalities and related entities. Credit risk is based upon the entity’s ability to repay through either a direct obligation or assignment of specific revenues from an enterprise or other economic activity, and interest rate trends.

Consumer non-real estate includes credit cards, automobile and other consumer loans. Credit cards and certain other consumer loans are unsecured, while collateral is obtained for automobile loans and other consumer loans. Credit risk stems primarily from the borrower’s ability to repay.  If the loan is secured, the company analyzes loan-to-value ratios. All consumer non-real estate loans are analyzed for debt-to-income ratios and previous credit history, as well as for general risks for the portfolio, including local unemployment rates, personal bankruptcy rates and interest rates.

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

Specific allowances are established for individually-evaluated impaired loans based on the excess of the loan balance relative to the fair value of the loan. Impaired loans are designated as such when current information indicates that it is probable that the Company will be unable to collect principal or interest when due according to the contractual terms of the loan agreement. Loan relationships exceeding $250 in nonaccrual status or that are significantly past due, or for which a credit review identified weaknesses that indicate principal and interest will not be collected according to the loan terms, as well as TDRs, are designated impaired. This policy is applicable to all loan classes.

Fair value of impaired loans is estimated in one of three ways: (1) the estimated fair value (less selling costs) of the underlying collateral, (2) the present value of the loan’s expected future cash flows, or (3) the loan’s observable market value. The amount of recorded investment (unpaid principal net of any interest payments made by the borrower during the nonaccrual period and net of any partial charge-offs, accrued interest and deferred fees and costs) in a non-collateral dependent impaired loan that exceeds the fair value is accrued as estimated loss in the allowance. Impaired loans for which collection of interest or principal is in doubt are placed in nonaccrual status. For collateral-dependent impaired loans, the amount of recorded investment that exceeds the fair value is charged off.

General allowances are established for collectively evaluated loans. Collectively evaluated loans are grouped into classes based on similar characteristics. Factors considered in determining general allowances include net charge-off trends, internal risk ratings, delinquency and nonperforming rates, product mix, underwriting practices, industry trends and economic trends.

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

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower’s financial condition, management grants a concession to the borrower that it would not otherwise consider, the related loan is classified a TDR.  These modified terms may include reduction of the interest rate, extension of the maturity date at an interest rate lower than the current market rate for a new loan with similar risk, forgiveness of principal or accrued interest or other actions intended to minimize the economic loss.  TDR loans are individually measured for impairment. TDRs may be removed from TDR status, and therefore from individual evaluation, if the restructuring agreement specifies a contractual interest rate that is a market interest rate at the time of restructuring and the loan is in compliance with its modified terms one year after the restructure was completed.

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

Each measure indicated that the Company’s fair value exceeded its book value. No indicators of impairment for goodwill were identified during the years ended December 31, 2019, 2018 and 2017.

The Company’s intangible assets became fully amortized during 2018.  Acquired intangible assets (such as core deposit intangibles) are recognized separately from goodwill if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over its useful life. The Company amortized on a straight-line basis intangible assets arising from branch purchase transactions over their useful lives, determined by the Company to be 10 to 12 years. Prior to becoming fully amortized, core deposit intangibles were subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions required for other long-lived assets held and used. The impairment testing showed that the expected cash flows of the intangible assets exceeded the carrying value.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted in December, 2017 with an effective date of January 1, 2018.  Among other things, the Tax Act lowered the federal corporate income tax rate to 21% from the maximum rate prior to the passage of the Tax Act of 35%.  The change to the tax rate necessitated a re-measurement of deferred tax assets and deferred tax liabilities, including those accounted for in accumulated other comprehensive income, as of the date of enactment.  The re-measurement in 2017 resulted in a $1,560 reduction in the value of the Company’s net deferred tax asset and a corresponding incremental income tax expense of $1,560.

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”).  The Company early adopted this new standard for 2017.  In compliance with ASU 2018-01, the Company reclassified from AOCI to retained earnings stranded tax effects of $1,718.  The stranded tax effects were a result of recognizing in tax expense the re-measurement impact of items that are included in AOCI.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

Trust Assets and Income

Assets (other than cash deposits) held by NBB's Trust Department in a fiduciary or agency capacity for customers are not included in the consolidated financial statements since such items are not assets of the Company. Trust income is recognized on the accrual basis.

Earnings Per Common Share

Basic earnings per common share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.

The following shows the weighted average number of shares used in computing earnings per common share for the years indicated.

	2019	2018	2017
Average number of common shares outstanding	6,580,659	6,957,974	6,957,974

As of December 31, 2019 and December 31, 2018, there were no potential common shares outstanding.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business are recorded as liabilities when the likelihood of loss is probable and reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

Advertising

The Company charges advertising costs to expenses as incurred. In 2019, the Company expensed $120, and expensed $106 and $148 in 2018 and 2017, respectively.

Revenue Recognition

The Company accounts for revenue associated with financial instruments, including loans and securities via the accrual method. The Company recognizes noninterest income when it satisfies commitments to customers. Please refer to Note 18: Revenue Recognition.

Use of Estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of other real estate owned, other-than-temporary impairments of securities, evaluation of impairment of goodwill, and pension obligations.

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

Subsequent to the issuance of ASU 2016-02, the FASB issued targeted updates to clarify specific implementation issues including ASU No. 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842,” ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” ASU No. 2018-20, “Leases (Topic 842): Narrow-Scope Improvements for Lessors,” and ASU No. 2019-01 “Leases (Topic 842): Codification Improvements.” One of the amendments in ASU 2018-11 provides an additional (and optional) transition method. If elected, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with previous GAAP (Topic 840, Leases).

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. For public business entities that meet the definition of a U.S. Securities and Exchange Commission (SEC) filer, excluding smaller reporting companies, the standard is effective for fiscal years beginning after December 15, 2019, including interim periods in those fiscal years.  All other entities will be required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022.  The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. Management is working to ensure readiness and compliance with the standard and has implemented coding of the loan portfolio to enable appropriate segregation and data integrity, analyzed correlations for forecasting, determined methodologies, and selected a vendor to provide a platform.  Management has prepared multiple concurrent models using the CECL methodology and will continue to refine assumptions that impact the calculation prior to the effective date.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Public business entities that are SEC filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

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

In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” This ASU clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement including improvements resulting from various Transition Resource Group (TRG) Meetings. The effective date of each of the amendments depends on the adoption date of ASU 2016-1, ASU 2016-03, and ASU 2017-12. The Company is currently assessing the impact that ASU 2019-04 will have on its consolidated financial statements.

In May 2019, the FASB issued ASU 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief.” The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments, upon the adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently measure those instruments at fair value with changes in fair value flowing through earnings. The effective date and transition methodology for the amendments in ASU 2019-05 are the same as in ASU 2016-13. The Company is currently assessing the impact that ASU 2019-05 will have on its consolidated financial statements.

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” This ASU addresses issues raised by stakeholders during the implementation of ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Among other narrow-scope improvements, the new ASU clarifies guidance around how to report expected recoveries. “Expected recoveries” describes a situation in which an organization recognizes a full or partial write-off of the amortized cost basis of a financial asset, but then later determines that the amount written off, or a portion of that amount, will in fact be recovered. While applying the credit losses standard, stakeholders questioned whether expected recoveries were permitted on assets that had already shown credit deterioration at the time of purchase (also known as PCD assets). In response to this question, the ASU permits organizations to record expected recoveries on PCD assets. In addition to other narrow technical improvements, the ASU also reinforces existing guidance that prohibits organizations from recording negative allowances for available-for-sale debt securities. The ASU includes effective dates and transition requirements that vary depending on whether or not an entity has already adopted ASU 2016-13. The Company is currently assessing the impact that ASU 2019-11 will have on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes.” The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-12 will have on its consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-01 to have a material impact on its consolidated financial statements.

Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin (SAB) 119.  SAB 119 updated portions of SEC interpretative guidance to align with FASB ASC 326, “Financial Instruments – Credit Losses.”  It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

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

Note 3: Securities

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, as of the dates indicated, follows:

	December 31, 2019
Available for sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$119,903	$1,995	$775	$121,123
States and political subdivisions	88,092	791	644	88,239
Mortgage-backed securities	223,173	45	1,435	221,783
Corporate debt securities	3,998	120	---	4,118
Total securities available for sale	$435,166	$2,951	$2,854	$435,263

	December 31, 2018
Available for sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$306,264	$449	$6,666	$300,047
States and political subdivisions	118,564	1,218	1,166	118,616
Mortgage-backed securities	586	42	---	628
Corporate debt securities	6,014	---	295	5,719
Total securities available for sale	$431,428	$1,709	$8,127	$425,010

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

The amortized cost and fair value of single maturity securities available for sale at December 31, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity at December 31, 2019.

	December 31, 2019
Available for sale:	Amortized Cost	Fair Value
Due in one year or less	$55,186	$55,302
Due after one year through five years	6,342	6,505
Due after five years through ten years	145,040	144,260
Due after ten years	228,598	229,196
Total securities available for sale	$435,166	$435,263

Information pertaining to securities with gross unrealized losses at December 31, 2019 and 2018 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2019
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies and corporations	$53,244	$738	$38,962	$37
State and political subdivisions	35,934	596	591	48
Mortgage-backed securities	181,279	1,435	---	---
Total temporarily impaired securities	$270,457	$2,769	$39,553	$85

	December 31, 2018
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies and corporations	$17,730	$216	$259,992	$6,450
State and political subdivisions	16,882	352	20,758	814
Corporate debt securities	4,842	194	876	101
Total temporarily impaired securities	$39,454	$762	$281,626	$7,365

The Company had 166 securities with a fair value of $310,010 that were temporarily impaired at December 31, 2019.  The total unrealized loss on these securities was $2,854. Of the temporarily impaired total, 40 securities with a fair value of $39,553 and an unrealized loss of $85 have been in a continuous loss position for 12 months or more. The Company has determined that these securities are temporarily impaired at December 31, 2019 for the reasons set out below.

U.S. Government agencies. The unrealized losses of $37 on U.S. Government agency securities stemmed from 39 securities with a fair value of $38,962. The unrealized losses were caused by interest rate and market fluctuations. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of the investments. The Company is monitoring bond market trends to develop strategies to address unrealized losses. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company does not consider this investments to be other-than-temporarily impaired.

States and political subdivisions. This category exhibits unrealized losses of $48 on 1 security with a fair value of $591. The Company reviewed financial statements and cash flows for the security and determined that the unrealized loss is primarily the result of interest rate and market fluctuations and not associated with impaired financial status. The contractual terms of the investment do not permit the issuer to settle the security at a price less than the cost basis of the investment. Because the Company does not intend to sell the investment and it is not likely that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be at maturity, the Company does not consider the investment to be other-than-temporarily impaired.

Restricted stock. The Company holds restricted stock of $1,220 as of December 31, 2019 and as of December 31, 2018. Restricted stock is reported separately from available-for-sale securities and held-to-maturity securities. As a member of the Federal Reserve and the FHLB, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. The Company purchases stock from or sells stock back to the correspondents based on their calculations. The stock is held by member institutions only and is not actively traded.

Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. In addition to dividends, NBB also benefits from its membership with FHLB through eligibility to borrow from the FHLB, using as collateral NBB’s capital stock investment in the FHLB and qualifying NBB real estate mortgage loans totaling $533,963 at December 31, 2019. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at December 31, 2019, management did not determine any impairment.

Management regularly monitors the credit quality of the investment portfolio. Changes in ratings are noted and follow-up research on the issuer is undertaken when warranted. Management intends to carefully monitor any changes in bond quality.

Pledged Securities

At December 31, 2019 and 2018, securities with a carrying value of $220,299 and $196,062, respectively, were pledged to secure municipal deposits and for other purposes as required or permitted by law.

Realized Securities Gains and Losses

During 2019, the Company realized net securities gains of $566, including net gains of $438 on the sale of securities and $128 on calls of securities. The sales of securities were pursuant to a restructuring plan to manage interest rate risk. During 2018, the $17 realized securities gain stemmed from the call of one security with a gain of $1 and the sale of another security for a gain of $16. During 2017, the Company sold a small investment in community bank stock that resulted in a gain of $4. The investment was classified as available for sale and had a book value of $189. All other net realized gains resulted from calls of securities. Information pertaining to realized gains and losses on sold and called securities follows:

	For the year ended December 31, 2019
	Proceeds	Book Value	Gross Gain	Gross Loss	Net Gain
Available for sale	$348,032	$347,466	$1,157	$591	$566

	For the year ended December 31, 2018
	Proceeds	Book Value	Gross Gain	Gross Loss		Net Gain
Available for sale	$17,287	$17,270	$17	$	---	$17
Held to maturity	6,430	6,430	---		---	---

	For the year ended December 31, 2017
	Proceeds	Book Value	Gross Gain	Gross Loss		Net Gain
Available for sale	$13,620	$13,614	$10	$	---	$10
Held to maturity	8,975	8,971	4		---	4

Note 4: Related Party Transactions

In the ordinary course of business, the Company, through its banking subsidiary, has granted loans to related parties, including executive officers and directors of NBI and its subsidiaries. Total funded credit extended to related parties amounted to $15,098 at December 31, 2019 and $18,700 at December 31, 2018. During 2019, there was a change in related party relationships that resulted in removal of loans with funded amounts at December 31, 2018 of $3,382. During 2018, there was a change in related party relationships that resulted in removal of loans with funded amounts at December 31, 2017 of $782. During 2019, total principal additions were $6,152 and principal payments were $6,372. The Company held $5,907 in deposits for related parties as of December 31, 2019 and $6,911 as of December 31, 2018. The Company leases to a director a small office space. The lease payments totaled $5 in 2019 and $5 in 2018.

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

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts will not be collected when due according to the contractual terms of the loan agreement.  Impaired loans are those loans that have been modified in a TDR and larger, usually non-homogeneous loans that are in nonaccrual or exhibit payment history or financial status that indicate that collection probably will not occur when due according to the loan’s terms. Generally, impaired loans are given risk ratings that indicate higher risk, such as “classified” or “special mention.” Impaired loans are individually evaluated to determine appropriate reserves and are measured at the lower of the invested amount or the fair value. Impaired loans that are not TDRs and for which fair value measurement indicates an impairment loss are designated nonaccrual. A TDR that maintains current status for at least six months may be in accrual status.  Please refer to Note 1: Summary of Significant Accounting Policies for additional information on evaluation of impaired loans and associated specific reserves, and policies regarding nonaccruals, past due status and charge-offs.

TDRs impact the estimation of the appropriate level of the allowance for loan losses. If the restructuring included forgiveness of a portion of principal or accrued interest, the charge-off is included in the historical charge-off rates applied to the collective evaluation methodology.  Restructured loans are individually evaluated for impairment, and the amount of a TDR’s book value in excess of its fair value is accrued as a specific allocation in the allowance for loan losses. If a TDR loan payment exceeds 90 days past due, it is examined to determine whether the late payment indicates collateral dependency or cash flows below those that were used in the fair value measurement. TDRs, as well as all impaired loans, that are determined to be collateral dependent are charged down to fair value. Deficiencies indicated by impairment measurements for TDRs that are not collateral dependent may be accrued in the allowance for loan losses or charged off if deemed uncollectible.

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

The Company’s allowance methodology for collectively-evaluated loans applies historical loss rates by class to current class balances as part of the process of determining required reserves. Class loss rates are calculated as the net charge-offs for the class as a percentage of average class balance. The Company averages loss rates for the most recent eight quarters to determine the historical loss rate for each class.

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

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows:

	Activity in the Allowance for Loan Losses by Segment for the year ended December 31, 2019
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non-Real Estate	Unallocated	Total
Balance, December 31, 2018	$398	$2,049	$2,798	$602	$583	$750	$210	$7,390
Charge-offs	---	(192)	(150)	(47)	---	(531)	---	(920)
Recoveries	---	---	49	1	---	217	---	267
Provision for (recovery of) loan losses	2	38	(138)	(1)	(105)	214	116	126
Balance, December 31, 2019	$400	$1,895	$2,559	$555	$478	$650	$326	$6,863

	Activity in the Allowance for Loan Losses by Segment for the year ended December 31, 2018
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non-Real Estate	Unallocated	Total
Balance, December 31, 2017	$337	$2,027	$3,044	$1,072	$419	$707	$319	$7,925
Charge-offs	---	(38)	---	(107)	---	(544)	---	(689)
Recoveries	---	3	49	22	---	161	---	235
Provision for (recovery of) loan losses	61	57	(295)	(385)	164	426	(109)	(81)
Balance, December 31, 2018	$398	$2,049	$2,798	$602	$583	$750	$210	$7,390

	Activity in the Allowance for Loan Losses by Segment for the year ended December 31, 2017
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non-Real Estate	Unallocated	Total
Balance, December 31, 2016	$438	$1,830	$3,738	$1,063	$330	$644	$257	$8,300
Charge-offs	---	(146)	(139)	(82)	---	(452)	---	(819)
Recoveries	---	1	131	23	---	132	---	287
Provision for (recovery of) loan losses	(101)	342	(686)	68	89	383	62	157
Balance, December 31, 2017	$337	$2,027	$3,044	$1,072	$419	$707	$319	$7,925

	Allowance for Loan Losses by Segment and Evaluation Method as of
	December 31, 2019
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate		Commercial Non-Real Estate	Public Sector and IDA		Consumer Non-Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$2	$	---	$108	$	---	$	---	$	---	$110
Collectively evaluated for impairment		400	1,893		2,559	447		478		650		326	6,753
Total		$400	$1,895		$2,559	$555		$478		$650		$326	$6,863

	Loans by Segment and Evaluation Method as of
	December 31, 2019
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA		Consumer Non-Real Estate	Unallocated		Total
Individually evaluated for impairment	$	---	$759	$3,608	$918	$	---	$4	$	---	$5,289
Collectively evaluated for impairment		42,303	180,713	361,765	45,658		63,764	34,535		---	728,738
Total		$42,303	$181,472	$365,373	$46,576		$63,764	$34,539	$	---	$734,027

	Allowance for Loan Losses by Segment and Evaluation Method as of
	December 31, 2018
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate		Commercial Non-Real Estate	Public Sector and IDA		Consumer Non-Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$4	$	---	$135	$	---	$	---	$	---	$139
Collectively evaluated for impairment		398	2,045		2,798	467		583		750		210	7,251
Total		$398	$2,049		$2,798	$602		$583		$750		$210	$7,390

	Loans by Segment and Evaluation Method as of
	December 31, 2018
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA		Consumer Non-Real Estate	Unallocated		Total
Individually evaluated for impairment	$	---	$1,452	$4,340	$1,015	$	---	$13	$	---	$6,820
Collectively evaluated for impairment		37,845	174,004	349,206	45,520		60,777	36,225		---	703,577
Total		$37,845	$175,456	$353,546	$46,535		$60,777	$36,238	$	---	$710,397

A summary of ratios for the allowance for loan losses follows:

	December 31,
	2019	2018
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees and costs	0.94%	1.04%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees and costs	0.09%	0.07%

A summary of nonperforming assets, as of the dates indicated, follows:

	December 31,
	2019	2018
Nonperforming assets:
Nonaccrual loans	$164	$311
Restructured loans in nonaccrual	3,211	3,109
Total nonperforming loans	3,375	3,420
Other real estate owned, net	1,612	2,052
Total nonperforming assets	$4,987	$5,472
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.68%	0.77%
Ratio of allowance for loan losses to nonperforming loans(1)	203.35%	216.08%

(1)	The Company defines nonperforming loans as total nonaccrual and restructured loans that are nonaccrual. Loans 90 days past due and still accruing and accruing restructured loans are excluded.

A summary of loans past due 90 days or more and impaired loans, as of the dates indicated, follows:

	December 31,
	2019		2018
Loans past due 90 days or more and still accruing		$231		$35
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees and costs		0.03%		0.00%
Accruing restructured loans		$1,729		$2,552
Impaired loans:
Impaired loans with no valuation allowance		$4,174		$5,667
Impaired loans with a valuation allowance		1,115		1,153
Total impaired loans		$5,289		$6,820
Valuation allowance		$(110)		$(139)
Impaired loans, net of allowance		$5,179		$6,681
Average recorded investment in impaired loans(1)		$5,359		$9,788
Income recognized on impaired loans, after designation as impaired		$171		$250
Amount of income recognized on a cash basis	$	---	$	---

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

No interest income was recognized on nonaccrual loans for the years ended December 31, 2019, 2018 or 2017. Nonaccrual loans that meet the Company’s balance thresholds are designated as impaired.

A detailed analysis of investment in impaired loans, associated reserves and interest income recognized, by loan class follows:

	Impaired Loans as of December 31, 2019
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance		Related Allowance
Consumer Real Estate(2)
Residential equity lines	$100	$100	$100	$	---	$	---
Residential closed-end first liens	221	221	221		---		---
Investor-owned residential real estate	441	438	241		197		2
Commercial Real Estate(2)
Multifamily real estate	278	278	278		---		---
Commercial real estate, owner occupied	929	895	895		---		---
Commercial real estate, other	2,867	2,435	2,435		---		---
Commercial Non-Real Estate(2)
Commercial and Industrial	917	918	---		918		108
Consumer Non-Real Estate(2)
Automobile	4	4	4		---		---
Total	$5,757	$5,289	$4,174		$1,115		$110

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	Impaired Loans as of December 31, 2018
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance		Related Allowance
Consumer Real Estate(2)
Residential closed-end first liens	$728	$719	$719	$	---	$	---
Residential closed-end junior liens	144	143	---		143		4
Investor-owned residential real estate	593	590	590		---		---
Commercial Real Estate(2)
Multifamily real estate	485	483	483		---		---
Commercial real estate, owner occupied	1,363	1,363	1,363		---		---
Commercial real estate, other	2,867	2,494	2,494		---		---
Commercial Non-Real Estate(2)
Commercial and Industrial	1,018	1,015	5		1,010		135
Consumer Non-Real Estate(2)
Automobile	13	13	13		---		---
Total	$7,211	$6,820	$5,667		$1,153		$139

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	Average Investment and Interest Income for Impaired Loans For the Year Ended December 31, 2019
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Residential equity lines	$98	$6
Residential closed-end first liens	225	11
Investor-owned residential real estate	439	17
Commercial Real Estate(2)
Multifamily real estate	284	12
Commercial real estate, owner occupied	913	41
Commercial real estate, other	2,435	59
Commercial Non-Real Estate(2)
Commercial and Industrial	962	25
Consumer Non-Real Estate(2)
Automobile	3	---
Total	$5,359	$171

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	Average Investment and Interest Income for Impaired Loans For the Year Ended December 31, 2018
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Residential closed-end first liens	$1,202	$41
Residential closed-end junior liens	159	9
Investor-owned residential real estate	808	23
Commercial Real Estate(2)
Multifamily real estate	491	20
Commercial real estate, owner occupied	3,038	75
Commercial real estate, other	2,744	54
Commercial Non-Real Estate(2)
Commercial and Industrial	1,326	27
Consumer Non-Real Estate(2)
Automobile	20	1
Total	$9,788	$250

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	Average Investment and Interest Income for Impaired Loans For the Year Ended December 31, 2017
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction(2)
Construction other	$3,298	$177
Consumer Real Estate(2)
Residential closed-end first liens	781	57
Residential closed-end junior liens	185	11
Investor-owned residential real estate	329	1
Commercial Real Estate(2)
Multifamily real estate	748	16
Commercial real estate, owner occupied	4,047	200
Commercial real estate, other	2,638	---
Commercial Non-Real Estate(2)
Commercial and Industrial	1,282	64
Consumer Non-Real Estate(2)
Automobile	36	2
Total	$13,344	$528

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

An analysis of past due and nonaccrual loans, as of the dates indicated,  follows:

December 31, 2019
	30 – 89 Days Past Due	90 or More Days Past Due		90 or More Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction(1)
Construction, other	$19	$	---	$	---	$	---
Consumer Real Estate(1)
Residential closed-end first liens	499		210		188		22
Residential closed-end junior liens	83		---		---		---
Investor-owned residential real estate	---		264		---		264
Commercial Real Estate(1)
Multifamily real estate	94		---		---		---
Commercial real estate, owner occupied	---		287		---		514
Commercial real estate, other	---		---		---		2,435
Commercial Non-Real Estate(1)
Commercial and Industrial	45		153		17		136
Consumer Non-Real Estate (1)
Credit cards	4		---		---		---
Automobile	256		14		14		4
Other consumer loans	70		12		12		---
Total	$1,070		$940		$231		$3,375

December 31, 2018
	30 – 89 Days Past Due	90 or More Days Past Due	90 or More Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Consumer Real Estate(1)
Residential closed-end first liens	$647	$119	$	---	$278
Residential closed-end junior liens	11	---		---	---
Investor-owned residential real estate	---	---		---	451
Commercial Real Estate(1)
Multifamily real estate	291	192		---	192
Commercial real estate, owner occupied	325	---		---	---
Commercial real estate, other	---	---		---	2,494
Commercial Non-Real Estate(1)
Commercial and Industrial	10	2		2	5
Consumer Non-Real Estate (1)
Credit cards	5	---		---	---
Automobile	296	29		29	---
Other consumer loans	50	4		4	---
Total	$1,635	$346		$35	$3,420

(1)	Only classes with past due or nonaccrual loans are presented

The estimate of credit risk for non-impaired loans is obtained by applying allocations for internal and external factors. The allocations are increased for loans that exhibit greater credit quality risk.

Credit quality indicators, which the Company terms risk grades, are assigned through the Company’s credit review function for larger loans and selective review of loans that fall below credit review thresholds. Loans that do not indicate heightened risk are graded as “pass.” Loans that appear to have elevated credit risk because of frequent or persistent past due status, which is less than 75 days, or that show weakness in the borrower’s financial condition are risk graded “special mention.” During the third quarter of 2019 the Bank slightly revised the loan risk rating system to align with regulatory guidance. After the revision, the “special mention” rating is no longer applied to consumer loans. Loans with frequent or persistent delinquency exceeding 75 days or that have a higher level of weakness in the borrower’s financial condition are graded “classified.” Classified loans have regulatory risk ratings of “substandard” and “doubtful.” Allocations are increased by 50% and by 100% for loans with grades of “special mention” and “classified,” respectively.

Determination of risk grades was completed for the portfolio as of December 31, 2019 and 2018.

The following displays non-impaired gross loans by credit quality indicator as of the dates indicated:

December 31, 2019

	Pass	Special Mention (Excluding Impaired)		Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$7,590	$	---	$	---
Construction, other	34,713		---		---
Consumer Real Estate
Equity lines	16,435		---		---
Closed-end first liens	94,814		---		517
Closed-end junior liens	3,861		---		---
Investor-owned residential real estate	65,063		---		23
Commercial Real Estate
Multifamily residential real estate	87,934		---		94
Commercial real estate owner-occupied	127,937		---		164
Commercial real estate, other	145,636		---		--
Commercial Non-Real Estate
Commercial and Industrial	45,387		135		136
Public Sector and IDA
States and political subdivisions	63,764		---		---
Consumer Non-Real Estate
Credit cards	5,703		---		---
Automobile	14,810		---		19
Other consumer	13,995		---		8
Total	$727,642		$135		$961

December 31, 2018

	Pass	Special Mention (Excluding Impaired)		Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$9,264	$	---	$	---
Construction, other	28,560		21		---
Consumer Real Estate
Equity lines	16,026		38		---
Closed-end first liens	92,253		994		582
Closed-end junior liens	3,954		---		---
Investor-owned residential real estate	60,157		---		---
Commercial Real Estate
Multifamily residential real estate	98,582		---		---
Commercial real estate owner-occupied	123,225		211		32
Commercial real estate, other	127,156		---		---
Commercial Non-Real Estate
Commercial and Industrial	45,420		54		46
Public Sector and IDA
States and political subdivisions	60,777		---		---
Consumer Non-Real Estate
Credit cards	5,724		---		---
Automobile	18,598		133		71
Other consumer	11,691		4		4
Total	$701,387		$1,455		$735

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

Troubled Debt Restructurings

From time to time the Company modifies loans in TDRs. The following tables present restructurings by class that occurred during the years ended December 31, 2019, 2018 and 2017.

Note: Only classes with restructured loans are presented.

	Restructurings that occurred during the year ended December 31, 2019
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment(1)
Consumer Real Estate
Equity lines	1	$100	$100
Total	1	$100	$100

(1)	Post-modification outstanding recorded investment considers amounts immediately following the modification. Amounts do not reflect balances at the end of the period.

The Company restructured 1 loan during the twelve month period ended December 31, 2019 to provide relief to the borrower without forgiving principal or interest. The loan covenants require that the balance be paid in full for a period of 30 days each year. The Company allowed the borrower to maintain full funding for more than a year, and extended the maturity date. The impairment analysis was based upon the fair value of collateral and did not result in a specific allocation.

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

The Company restructured 13 loans during the twelve month period ended December 31, 2018. Each of the construction loans were restructured to extend the maturity and interest only period for each loan. As of December 31, 2018, the loans were converted to permanent financing at market terms and were no longer considered TDR or individually evaluated for impairment.

Two commercial real estate loans were restructured to provide a 12-month interest-only period without reducing the interest rate. The impairment measurements were based upon the present value of cash flows and did not result in a specific allocation for either loan.

The investor owned residential real estate loans were restructured to provide payment relief. Seven loans were restructured from amortizing to interest-only for a period of 12 months. The impairment measurements were based on the fair value of collateral and did not result in specific allocations. The other investor owned residential real estate restructure consolidated debt at a longer term, provided a rate reduction and capitalized interest. The impairment measurement was based upon the present value of cash flows and did not result in a specific allocation. The loan’s nonaccrual status requires that all payments made during the nonaccrual period are credited fully to principal, reducing the book balance below the present value of cash flows.

One residential closed-end first lien loan was restructured to provide payment relief by restructuring from amortizing to interest-only for a period of 12 months. The impairment measurement was based on the fair value of collateral and did not result in a specific allocation.

None of the restructures completed during the twelve months ended December 31, 2018 forgave principal or interest.

	Restructurings that occurred during the year ended December 31, 2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment(1)
Consumer Real Estate
Closed-end first lien	1	$8	$8
Commercial Real Estate
Commercial real estate, other	1	132	132
Commercial Non-Real Estate
Commercial and industrial	4	1,221	1,221
Consumer Non-Real Estate
Automobile	4	26	26
Total	10	$1,387	$1,387

(1)	Post-modification outstanding recorded investment considers amounts immediately following the modification. Amounts do not reflect balances at the end of the period.

Each of the restructurings completed during the twelve months ended December 31, 2017 provided payment relief to the borrowers. The consumer real estate loan was modified to provide payment relief by extending the term. Impairment measurement was based on the present value of cash flows and did not result in a specific allocation.

The commercial real estate loan restructuring reduced debt service by lowering the interest rate slightly and changing the interest method from variable to fixed. Interest was capitalized and the loan was re-amortized over a longer term. Impairment measurement, based on the present value of cash flows, did not result in a specific allocation. The loan’s nonaccrual status requires that all payments made during the nonaccrual period are credited fully to principal, reducing the book balance below the present value of cash flows.

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

Of the Company's TDRs at December 31, 2019, seven consumer real estate loans totaling $263, all part of one relationship, defaulted within 12 months of modification.  The impairment measurement is based upon the fair value of collateral, less estimated cost to sell, and resulted in no allocation.  All of the defaulted loans are in nonaccrual status while the Company is working with the borrowers to recover its investment.  Of the Company’s TDR’s that defaulted in 2018 and 2017, none were modified within 12 months prior to default. The company defines default as one or more payments that occur more than 90 days past the due date, charge-off or foreclosure.

Note 6:	Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment, as of the dates indicated, follows:

	December 31,
	2019	2018
Premises	$13,331	$13,244
Furniture and equipment	6,300	5,606
Premises and equipment	$19,631	$18,850
Accumulated depreciation	(10,712)	(10,204)
Premises and equipment, net	$8,919	$8,646

Depreciation expense for the years ended December 2019, 2018 and 2017 amounted to $739, $766 and $805, respectively. In December 2017, the Company sold its Marion branch office and realized a gain on the sale of fixed assets of $134.

Note 7:	Deposits

The aggregate amounts of time deposits in denominations of $250 or more at December 31, 2019 and 2018 were $22,412 and $14,277, respectively. At December 31, 2019 the scheduled maturities of time deposits are as follows:

2020	$117,100
2021	6,136
2022	2,217
2023	2,402
2024	173
Thereafter	---
Total time deposits	$128,028

At December 31, 2019 and 2018, overdraft demand deposits reclassified to loans totaled $276 and $240, respectively.

Note 8:	Employee Benefit Plans

401(k) Plan

The Company has a Retirement Accumulation Plan qualifying under IRS Code Section 401(k), in which NBI, NBB and NBFS are participating employers. Eligible participants may contribute up to 100% of their total annual compensation to the plan, subject to certain limits based on federal tax laws. Employee contributions are matched by the employer based on a percentage of an employee’s total annual compensation contributed to the plan. For the years ended December 31, 2019, 2018 and 2017, the Company contributed $379, $364 and $340, respectively, to the plan.

Employee Stock Ownership Plan

The Company has a non-leveraged Employee Stock Ownership Plan (ESOP) which enables employees of NBI and its subsidiaries who have one year of service and who have attained the age of 21 prior to the plan’s January 1 and July 1 enrollment dates to own NBI common stock. Contributions to the ESOP, which are not mandatory, are determined annually by the NBI Board of Directors. Contribution expense amounted to $300, $300 and $200 in the years ended December 31, 2019, 2018 and 2017, respectively. Dividends on ESOP shares are charged to retained earnings. As of December 31, 2019, the number of shares held by the ESOP was 190,343. All shares held by the ESOP are treated as outstanding in computing the Company’s basic net income per share. Upon reaching age 55 with 10 years of plan participation, a vested participant has the right to diversify 50% of his or her allocated ESOP shares and NBI or the ESOP, with the agreement of the trustee, is obligated to purchase those shares. The ESOP contains a put option which allows a withdrawing participant to require the Company or the ESOP, if the plan administrator agrees, to purchase his or her allocated shares if the shares are not readily tradable on an established market at the time of distribution.

Salary Continuation Plan

The Company has a non-qualified Salary Continuation Plan for certain key officers. The plan provides the participating officers with supplemental retirement income, payable for the greater of 15 years after retirement or the officer’s lifetime. The expense accrued for the plans in 2019, 2018, and 2017, based on the present value of the retirement benefits, amounted to $270, $255, and $272, respectively. The plan is unfunded. However bank-owned life insurance has been acquired on the life of the key employees in amounts sufficient to discharge the obligations of the agreement.

Defined Benefit Plan

The Company’s defined benefit pension plan covers substantially all employees. The plan benefit formula is based upon the length of service of retired employees and a percentage of qualified W-2 compensation during their final years of employment. Information pertaining to activity in the plan during the years indicated is as follows:

	December 31,
	2019	2018	2017
Change in benefit obligation
Projected benefit obligation at beginning of year	$23,688	$23,492	$21,059
Service cost	801	868	692
Interest cost	884	802	743
Actuarial loss (gain)	5,162	(423)	1,417
Benefits paid	(894)	(1,051)	(419)
Projected benefit obligation at end of year	$29,641	$23,688	$23,492

Change in plan assets
Fair value of plan assets at beginning of year	$21,786	$23,428	$17,038
Actual return on plan assets	4,115	(591)	2,302
Employer contribution	---	---	4,507
Benefits paid	(894)	(1,051)	(419)
Fair value of plan assets at end of year	$25,007	$21,786	$23,428

Funded status at the end of the year	$(4,634)	$(1,902)	$(64)

Amounts recognized in the Consolidated Balance Sheet
Deferred tax asset	$973	$399	$13
Other liabilities	(4,634)	(1,902)	(64)
Total amounts recognized in the Consolidated Balance Sheet	$(3,661)	$(1,503)	$(51)

Amounts recognized in accumulated other comprehensive (loss), net
Net loss	$(10,983)	$(9,107)	$(7,923)
Prior service cost	120	230	340
Deferred tax asset	2,281	1,864	1,592
Amount recognized	$(8,582)	$(7,013)	$(5,991)
			(continued )

Accrued/Prepaid benefit cost, net
Benefit obligation	$(29,641)	$(23,688)	$(23,492)
Fair value of assets	25,007	21,786	23,428
Unrecognized net actuarial loss	10,983	9,107	7,923
Unrecognized prior service cost	(120)	(230)	(340)
Deferred tax liability	(1,308)	(1,465)	(1,579)
Prepaid benefit cost included in other assets	$4,921	$5,510	$5,940

Components of net periodic benefit cost
Service cost	$801	$868	$692
Interest cost	884	802	743
Expected return on plan assets	(1,461)	(1,601)	(1,097)
Amortization of prior service cost	(110)	(110)	(110)
Recognized net actuarial loss	632	585	540
Net periodic benefit cost	$746	$544	$768

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Net (gain) loss	$1,876	$1,184	$(328)
Amortization of prior service cost	110	110	110
Deferred income tax expense (benefit)	(417)	(272)	46
Total recognized	$1,569	$1,022	$(172)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$2,732	$1,838	$550

Weighted average assumptions at end of the year
Discount rate used for net periodic pension cost	4.00%	3.50%	4.00%
Discount rate used for disclosure	3.00%	4.00%	3.50%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	3.00%	3.00%	3.00%

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

Fair value measurements of the pension plan’s assets at December 31, 2019 and December 31, 2018 are as follows:

	Fair Value Measurements at December 31, 2019
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Cash	$4,350	$4,350	$	---	$	---
Equity securities:
U. S. companies	11,098	11,098		---		---
International companies	2,334	2,334		---		---
Equities mutual funds (1)	1,343	1,343		---		---
State and political subdivisions	202	---		202		---
Corporate bonds – investment grade (2)	5,680	---		5,680		---
Total pension plan assets	$25,007	$19,125		$5,882	$	---

(1)	This category comprises actively managed equity funds invested in large-cap and mid-cap U.S. companies.
(2)	This category represents investment grade bonds of U.S. issuers from diverse industries.

	Fair Value Measurements at December 31, 2018
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Cash	$1,917	$1,917	$	---	$	---
Equity securities:
U. S. companies	8,782	8,782		---		---
International companies	471	471		---		---
Equities mutual funds (1)	2,174	2,174		---		---
U. S. government agencies and corporations	50	---		50		---
State and political subdivisions	202	---		202		---
Corporate bonds – investment grade (2)	8,190	---		8,190		---
Total pension plan assets	$21,786	$13,344		$8,442	$	---

(1)	This category comprises actively managed equity funds invested in large-cap and mid-cap U.S. companies.
(2)	This category represents investment grade bonds of U.S. issuers from diverse industries.

The Company’s required minimum pension contribution for 2020 has not yet been determined.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

2020	$5,629
2021	$809
2022	$1,386
2023	$913
2024	$1,644
2025 - 2029	$9,519

Note 9:	Income Taxes

The Company files United States federal income tax returns, and Virginia, West Virginia and North Carolina state income tax returns. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2016.

Allocation of income tax expense between current and deferred portions is as follows:

	Years ended December 31,
	2019	2018	2017
Current	$2,682	$2,942	$2,943
Deferred expense (benefit)	529	(382)	1,790
Deferred tax adjustment for enacted change in tax rate	---	---	1,560
Total income tax expense	$3,211	$2,560	$6,293

Income tax expense for 2017 includes a downward adjustment of net deferred tax assets in the amount of $1,560, recorded as a result of the enactment of the Tax Act on December 22, 2017.  The Company’s marginal tax rate prior to the enactment of the Act is 35%. Effective January 1, 2018, the Company’s tax rate is 21%.

The following is a reconciliation of the “expected” income tax expense, computed by applying the U.S. federal income tax rate of 21% to 2018 and 2019 income before tax expense and 35% to 2017 income before income tax expense, with the reported income tax expense:

	Years ended December 31,
	2019	2018	2017
Computed “expected” income tax expense	$4,342	$3,929	$7,135
Tax impact of enacted change in tax rate	---	---	1,560
Tax-exempt interest income	(1,019)	(1,255)	(2,144)
Nondeductible interest expense	96	69	89
Other, net	(208)	(183)	(347)
Reported income tax expense	$3,211	$2,560	$6,293

The components of net deferred tax assets, included in other assets, are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Allowance for loan losses and unearned fee income	$1,597	$1,683
Valuation allowance on other real estate owned	186	223
Defined benefit plan	2,281	1,864
Deferred compensation and other liabilities	848	1,308
Net unrealized loss on securities available for sale	---	1,348
Lease accounting	2	---
Total deferred tax assets	$4,914	$6,426

Deferred tax liabilities:
Fixed assets	$(438)	$(365)
Goodwill and deposit intangibles	(1,228)	(1,169)
Defined benefit plan, prepaid portion	(1,308)	(1,465)
Net unrealized gain on securities available for sale	(20)	---
Discount accretion of securities	(43)	(70)
Total deferred tax liabilities	(3,037)	(3,069)
Net deferred tax assets	$1,877	$3,357

The Company has determined that a valuation allowance for the gross deferred tax assets is not necessary at December 31, 2019 and 2018.

Note 10: Restrictions on Dividends

The Company’s principal source of funds for dividend payments is dividends received from its subsidiary bank. For the years ended December 31, 2019, 2018 and 2017, dividends received from the subsidiary bank were $28,556, $9,419 and $8,141, respectively.

Substantially all of NBI’s retained earnings are undistributed earnings of its sole banking subsidiary, which are restricted by various regulations administered by federal bank regulatory agencies. Bank regulatory agencies restrict, unless prior approval is obtained, the total dividend payments of a bank in any calendar year to the bank’s retained net income of that year to date, as defined, combined with its retained net income of the preceding two years, less any required transfers to surplus. At December 31, 2019, NBB’s retained net income, which was free of such restriction, amounted to approximately $3,347.

Note 11: Minimum Regulatory Capital Requirement

Prior to 2018, the Company was subject to regulatory capital requirements on a consolidated basis.  When the Federal Reserve updated the Small Bank Holding Company Policy Statement, in compliance with The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 in August of 2018, the Company became exempt from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements.

NBB continues to be subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on NBI’s and NBB’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, NBB must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

The Bank is subject to the rules implementing the Basel III capital framework and certain related provisions of the Dodd-Frank Act (the “Basel III Capital Rules”) as applied by the Office of the Comptroller of the Currency.  The Basel III Capital Rules require the Bank to comply with minimum capital ratios plus a “capital conservation buffer” designed to absorb losses during periods of economic stress.  The implementation period for the capital conservation buffer began in 2016 and it was fully phased in on January 1, 2019.  The rules set forth minimum amounts and ratios for CET1 capital, Tier 1 capital and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted quarterly average assets (as defined).

NBB’s CET1 capital includes common stock and related surplus and retained earnings.  The Basel III Capital Rules provide an option to exclude components of accumulated other comprehensive income (loss) from CET1 capital.  Once made, the election is final and cannot be changed. NBB elected to exclude components of accumulated other comprehensive income from CET1 capital.

Tier 1 Capital includes CET1 capital and additional Tier 1 capital components. At December 31, 2019 and 2018, NBB did not hold any additional Tier 1 capital beyond CET1 capital.

Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital includes the allowance for loan losses.

NBB’s risk-weighted assets were $816,962 at December 31, 2019 and $816,660 as of December 31, 2018.  Management believes, as of December 31, 2019 and 2018, that NBB met all capital adequacy requirements to which it is subject.

As of December 31, 2019, the most recent notifications from the Office of the Comptroller of the Currency categorized NBB as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, CET1 risk-based and Tier 1 leverage ratios, as set forth in the following tables. There are no conditions or events since these notifications that management believes have changed NBB’s category.

NBB’s capital amounts and ratios as of December 31, 2019 and 2018 are presented in the following tables.

	Actual		Minimum Capital Requirement(1)		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total capital (to risk weighted assets)	$188,946	23.128%	$85,781	10.500%	$81,696	10.000%
Tier 1 capital (to risk weighted assets)	$182,044	22.283%	$69,442	8.500%	$65,357	8.000%
Common Equity Tier 1 capital (to risk weighted assets)	$182,044	22.283%	$57,187	7.000%	$53,103	6.500%
Tier 1 capital (to average assets)	$182,044	14.175%	$51,371	4.000%	$64,213	5.000%

	Actual		Minimum Capital Requirement(1)		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total capital (to risk weighted assets)	$202,238	24.764%	$80,645	9.875%	$81,666	10.000%
Tier 1 capital (to risk weighted assets)	$194,823	23.856%	$64,312	7.875%	$65,333	8.000%
Common Equity Tier 1 capital (to risk weighted assets)	$194,823	23.856%	$52,062	6.375%	$53,083	6.500%
Tier 1 capital (to average assets)	$194,823	15.788%	$49,359	4.000%	$61,699	5.000%

(1)

Except with regard to NBB’s Tier 1 capital to average assets ratio, the minimum capital requirement includes the current phased-in portion of the Basel III Capital Rules, capital conservation buffer (2.50% for 2019 and 1.875% in 2018) which is added to the minimum capital requirements for capital adequacy purposes. The capital conservation buffer was phased in through four equal annual installments of .0625% from 2016 to 2019, with full implementation in January 2019. NBB’s capital conservation buffer consists of additional CET1 above regulatory minimum requirement. Failure to maintain the prescribed levels would result in limitations on capital distributions and discretionary bonuses to executives.

Note 12: Condensed Financial Statements of Parent Company

Financial information pertaining only to NBI (Parent), as of the dates indicated, is as follows:

Condensed Balance Sheets	December 31,
	2019	2018
Assets
Cash due from subsidiaries	$57	$44
Interest-bearing deposits	623	357
Investments in subsidiaries	183,056	189,692
Refundable income taxes	423	396
Other assets	880	841
Total assets	$185,039	$191,330

Liabilities and Stockholders’ Equity
Other liabilities	$1,313	$1,092
Stockholders’ equity	183,726	190,238
Total liabilities and stockholders’ equity	$185,039	$191,330

Condensed Statements of Income	Years Ended December 31,
	2019	2018	2017
Income
Dividends from subsidiaries	$28,556	$9,419	$8,141
Interest on securities – taxable	---	---	---
Realized securities gains, net	---	---	4
Other income	18	10	1,018
Total income	28,574	9,429	9,163
Expenses
Other expenses	1,025	1,244	1,986
Income before income tax benefit and equity in undistributed net income of subsidiaries	27,549	8,185	7,177
Applicable income tax benefit	266	308	383
Income before equity in undistributed net income of subsidiaries	27,815	8,493	7,560
Equity (deficit) in undistributed net income of subsidiaries	(10,349)	7,658	6,532
Net income	$17,466	$16,151	$14,092

Condensed Statements of Cash Flows	Years ended December 31,
	2019	2018	2017
Cash Flows from Operating Expenses
Net income	$17,466	$16,151	$14,092
Adjustments to reconcile net income to net cash provided by operating activities:
Deficit (equity) in undistributed net income of subsidiaries	10,349	(7,658)	(6,532)
Gain on sale of securities	---	---	(4)
Net change in refundable income taxes due from subsidiaries	(27)	(228)	(146)
Net change in other assets	(173)	(109)	(156)
Net change in other liabilities	221	115	(40)
Net cash provided by operating activities	27,836	8,271	7,214

Cash Flows from Investing Activities
Net change in interest-bearing deposits	(266)	146	807
Maturities, sales and calls of securities available for sale	---	---	192
Capital distribution to subsidiary	---	---	(100)
Net cash (used in) provided by investing activities	(266)	146	899

Cash Flows from Financing Activities
Cash dividends paid	(9,032)	(8,419)	(8,141)
Repurchase of shares	(18,525)
Net cash used in financing activities	(27,557)	(8,419)	(8,141)
Net change in cash	13	(2)	(28)
Cash due from subsidiaries at beginning of year	44	46	74
Cash due from subsidiaries at end of year	$57	$44	$46

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

At December 31, 2019 and 2018, financial instruments outstanding whose contract amounts represent credit risk were:

	December 31,
	2019	2018
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$158,859	$145,635
Standby letters of credit	15,212	16,092
Mortgage loans sold with potential recourse	20,496	13,013

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

The Company originates mortgage loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2019, the Company originated $21,032 and sold $20,496 of mortgage loans to investors, compared to $12,626 originated and $13,013 of mortgage loans sold in 2018. Every contract with each investor contains certain recourse language. In general, the Company may be required to repurchase a previously sold mortgage loan if there is major noncompliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. Repurchase may also be required if necessary governmental loan guarantees are canceled or never issued, or if an investor is forced to buy back a loan after it has been resold as a part of a loan pool. In addition, the Company may have an obligation to repurchase a loan if the mortgagor defaults early in the loan term. This potential default period is approximately twelve months after sale of a loan to the investor.

At December 31, 2019, the Company had locked-rate commitments to originate mortgage loans amounting to approximately $817 and loans held for sale of $905. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any counterparty to fail to meet its obligations.

The Company maintains cash accounts in other commercial banks. The Company had $14 in deposits with correspondent institutions at December 31, 2019 that was not insured by the Federal Deposit Insurance Corporation.

Note 14: Concentrations of Credit Risk

The Company does a general banking business, serving the commercial and personal banking needs of its customers. NBB’s primary service area is defined as the counties of Montgomery, Giles, Carroll, Grayson, Pulaski, Tazewell, Smyth, Wythe, Roanoke and Washington and the cities of Galax, Radford and Roanoke in southwest Virginia, and Mercer, Monroe and McDowell counties in West Virginia.  For loan purposes, the Company’s market also includes the Virginia cities of Salem and Bristol and counties of Botetourt and Craig, the southernmost tip of West Virginia adjacent to the counties of Giles, Buchanan, Russell and Bland, the North Carolina counties of Surry and Alleghany, and the Tennessee city of Bristol and counties of Washington and Sullivan.   Substantially all of NBB’s loans are made in its primary service area. Additionally, the Company occasionally participates in loans in nearby higher growth metropolitan areas.  Loans outside of the primary service area are a small percentage of the loan portfolio, are appropriately underwritten and are not considered out of market exceptions.  The ultimate collectability of NBB’s loan portfolio and the ability to realize the value of any underlying collateral, if needed, is influenced by the economic conditions of the market area. The Company’s operating results are therefore closely correlated with the economic trends within this area.

Commercial real estate as of December 31, 2019 and 2018 represented approximately 50% of the loan portfolio, at $365,373 and $353,546, respectively. Included in commercial real estate are loans for college housing and professional office buildings that comprised $181,705 and $184,203 as of December 31, 2019 and 2018, respectively, corresponding to approximately 25% of the loan portfolio at December 31, 2019 and 26% of the loan portfolio at December 31, 2018. Loans secured by residential real estate were $181,472, or approximately 25% of the portfolio, and $175,456, or 25% of the portfolio at December 31, 2019 and 2018, respectively.

The Company has established operating policies relating to the credit process and collateral in loan originations. Loans to purchase real and personal property are generally collateralized by the related property and with loan amounts established based on certain percentage limitations of the property’s total stated or appraised value. Credit approval is primarily a function of cash flow, collateral and the evaluation of the creditworthiness of the individual borrower or project based on available financial information. Management considers the concentration of credit risk to be minimal.

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

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities Available for Sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). The carrying value of restricted Federal Reserve Bank of Richmond and FHLB stock approximates fair value based upon the redemption provisions of each entity and is therefore excluded from the following table.

The following tables present the balances of financial assets measured at fair value on a recurring basis as of December 31, 2019 and 2018:

		Fair Value Measurements at December 31, 2019 Using
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$121,123	$	---	$121,123	$	---
States and political subdivisions	88,239		---	88,239		---
Mortgage-backed securities	221,783		---	221,783		---
Corporate debt securities	4,118		---	4,118		---
Total securities available for sale	$435,263	$	---	$435,263	$	---

		Fair Value Measurements at December 31, 2018 Using
Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$300,047	$	---	$300,047	$	---
States and political subdivisions	118,616		---	118,616		---
Mortgage-backed securities	628		---	628		---
Corporate debt securities	5,719		---	5,719		---
Total securities available for sale	$425,010	$	---	$425,010	$	---

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2019 and 2018.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. TDRs are impaired loans. Impaired loans are measured at fair value on a nonrecurring basis. If an individually-evaluated impaired loan’s balance exceeds fair value, the amount is allocated to the allowance for loan losses. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

The fair value of an impaired loan and measurement of associated loss is based on one of three methods: the observable market price of the loan, the present value of projected cash flows, or the fair value of the collateral. The observable market price of a loan is categorized as a Level 1 input. The present value of projected cash flows method results in a Level 3 categorization because the calculation relies on the Company’s judgment to determine projected cash flows which are then discounted at the current rate of the loan, or the rate prior to modification if the loan is a TDR.

Loans measured using the fair value of collateral method may be categorized in Level 2 or Level 3. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. Most collateral is real estate. The Company bases collateral method fair valuation upon the “as-is” value of independent appraisals or evaluations. Valuations for impaired loans secured by residential 1-4 family properties with outstanding principal balances greater than $250 are based on an appraisal. Appraisals are also used to value impaired loans secured by commercial real estate with outstanding principal balances greater than $500.  Collateral-method impaired loans secured by residential 1-4 family property with outstanding principal balances of $250 or less, or secured by commercial real estate with outstanding principal balances of $500 or less, are valued using an internal evaluation.

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

As of December 31, 2019 and December 31, 2018, the fair value measurements for impaired loans with specific allocations were primarily based upon the present value of expected future cash flows.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis as of the dates indicated.

			Carrying value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
December 31, 2019	Impaired loans net of valuation allowance	$1,005	$	---	$	---	$1,005
December 31, 2018	Impaired loans net of valuation allowance	1,014		---		---	1,014

The following table presents information about Level 3 Fair Value Measurements for impaired loans as of the dates indicated.

Impaired Loans	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2019	Present value of cash flows	Discount rate	5.50%	-	6.50%	(5.77%)
December 31, 2018	Present value of cash flows	Discount rate	5.50%	-	7.25%	(6.05%)

Other Real Estate Owned

Certain assets such as OREO are measured at fair value less cost to sell. Valuation of OREO is determined using current appraisals from independent parties, a Level 2 input. If current appraisals cannot be obtained prior to reporting dates, or if declines in value are identified after a recent appraisal is received, appraisal values are discounted, resulting in Level 3 estimates. If the Company markets the property with a realtor, estimated selling costs reduce the fair value, resulting in a valuation based on Level 3 inputs.

The following table summarizes the Company’s OREO that were measured at fair value on a nonrecurring basis as of the dates indicated.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
December 31, 2019	Other real estate owned net of valuation allowance	$1,612	$	---	$	---	$1,612
December 31, 2018	Other real estate owned net of valuation allowance	2,052		---		---	2,052

The following table presents information about Level 3 Fair Value Measurements as of the dates indicated.

	Valuation Technique	Unobservable Input	Range (Weighted Average)
			December 31,
			2019				2018
Other real estate owned	Discounted appraised value	Selling cost	0.00%(1)	-	6.00%	(0.68%)	0.00%(1)	-	6.00%	(0.12%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0.00%	-	45.17%	(1.28%)	0.00%	-	50.05%	(1.45%)

(1)

The Company markets OREO both independently and with local realtors. Properties marketed by realtors are discounted by selling costs. Properties that the Company markets independently are not discounted by selling costs.

The following tables present the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2019 and December 31, 2018. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as FHLB and Federal Reserve Bank of Richmond stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government-supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity. Fair values are estimated under the exit price notion.

	December 31, 2019
		Estimated Fair Value
	Carrying Amount	Level 1		Level 2		Level 3
Financial assets:
Cash and due from banks	$10,290		$10,290	$	---	$	---
Interest-bearing deposits	76,881		76,881		---		---
Securities	435,263		---		435,263		---
Restricted securities	1,220		---		1,220		---
Mortgage loans held for sale	905		---		905		---
Loans, net	726,588		---		---		718,299
Accrued interest receivable	4,285		---		4,285		---
Bank-owned life insurance	35,567		---		35,567		---
Financial liabilities:
Deposits	$1,119,753	$	---		$991,725		$128,011
Accrued interest payable	144		---		144		---

	December 31, 2018
		Estimated Fair Value
	Carrying Amount	Level 1		Level 2		Level 3
Financial assets:
Cash and due from banks	$12,882		$12,882	$	---	$	---
Interest-bearing deposits	43,491		43,491		---		---
Securities	425,010		---		425,010		---
Restricted securities	1,220		---		1,220		---
Mortgage loans held for sale	72		---		72		---
Loans, net	702,409		---		---		684,565
Accrued interest receivable	5,160		---		5,160		---
Bank-owned life insurance	34,657		---		34,657		---
Financial liabilities:
Deposits	$1,051,942	$	---		$950,143		$101,749
Accrued interest payable	89		---		89		---

Note 16: Components of Accumulated Other Comprehensive Income (Loss)

The following table summarizes the activity related to each component of accumulated other comprehensive income (loss) for the years ended December 31, 2017, 2018 and 2019:

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$(3,588)	$(5,071)	$(8,659)
Unrealized holding loss on available for sale securities net of tax of $296	546	---	546
Reclassification adjustment, net of tax of ($4)	(6)	---	(6)
Net pension gain, net of tax of $115	---	213	213
Less amortization of prior service cost included in net periodic pension cost, net of tax of ($38)	---	(71)	(71)
Reclassification of stranded tax effects from change in tax rate	(656)	(1,062)	(1,718)
Balance at December 31, 2017	$(3,704)	$(5,991)	$(9,695)
Unrealized holding gain on available for sale securities net of tax of ($595)	(2,246)	---	(2,246)
Transfer from held-to-maturity to available-for-sale securities, net of tax $237	891	---	891
Reclassification adjustment, net of tax of ($4)	(13)	---	(13)
Net pension loss, net of tax of ($249)	---	(936)	(936)
Less amortization of prior service cost included in net periodic pension cost, net of tax of ($24)	---	(86)	(86)
Balance at December 31, 2018	$(5,072)	$(7,013)	$(12,085)
Unrealized holding loss on available for sale securities net of tax of $1,486	5,595	---	5,595
Reclassification adjustment, net of tax of ($119)	(447)	---	(447)
Net pension loss, net of tax of ($394)	---	(1,482)	(1,482)
Less amortization of prior service cost included in net periodic pension cost, net of tax of ($23)	---	(87)	(87)
Balance at December 31, 2019	$76	$(8,582)	$(8,506)

The following table provides information regarding reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017:

	December 31,
	2019	2018	2017
Component of Accumulated Other Comprehensive Income (Loss)
Reclassification out of unrealized gains and losses on available-for-sale securities:
Realized securities gain, net	$(566)	$(17)	$(10)
Income tax benefit	(119)	(4)	(4)
Realized gain on available-for-sale securities, net of tax, reclassified out of accumulated other comprehensive income (loss)	$(447)	$(13)	$(6)
Amortization of defined benefit pension items:
Prior service costs(1)	$(110)	$(110)	$(109)
Income tax benefit	(23)	(24)	(38)
Amortization of defined benefit pension items, net of tax, reclassified out of accumulated other comprehensive income (loss)	$(87)	$(86)	$(71)

(1)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. (For additional information, see Note 8, Employee Benefit Plans.)

Note 17. Intangible Assets and Goodwill

In accounting for goodwill and intangible assets, the Company conducts an impairment review at least annually and more frequently if certain impairment indicators are evident. Accounting guidance provides the option of performing a preliminary assessment of qualitative factors before performing more substantial testing for impairment. If the preliminary assessment indicates that it is more likely than not that fair value is below carrying value, a two-step test is employed to determine impairment. The Company opted not to perform the preliminary assessment and employed the two-step test to determine impairment. Based on testing for impairment of goodwill for 2019 and 2018 and testing for impairment of goodwill and intangible assets for 2017, there were no impairment charges.

Information concerning goodwill and intangible assets for years ended December 31, 2019 and 2018 is presented in the following table:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2019 and December 31, 2018
Amortizable core deposit intangibles	$16,257	$16,257	$	---
Unamortizable goodwill	5,848	---		5,848
Intangible assets and goodwill	$22,105	$16,257		$5,848

Note 18: Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. As stated in Note 1, Summary of Significant Accounting Policies, the implementation of the new standard did not have a material impact on the measurement or recognition of revenue. Results for reporting periods beginning after January 1, 2018 and comparative periods are presented in accordance with Topic 606.

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

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of monthly service fees, overdraft and nonsufficient funds fees, ATM fees, wire transfer fees and other deposit account related fees. The Company’s performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Wire transfer fees, overdraft and nonsufficient funds fees and other deposit account related fees are transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time.

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

Credit and Debit Card Fees

Credit and

debit card fees are primarily comprised of interchange fee income and, prior to mid-2017, merchant services income. The Company sold servicing rights on its merchant services portfolio in mid-2017.  Interchange fees are earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. The Company’s performance obligation for interchange fee income and merchant services income are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. In compliance with Topic 606, credit and debit card fee income is presented net of associated expense.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2019, 2018 and 2017.

	December 31,
	2019	2018	2017
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$2,453	$2,678	$2,776
Other service charges and fees	198	132	205
Credit and debit card fees	1,398	1,431	1,205
Trust income	1,622	1,565	1,530
Insurance and Investment (included within Other Income on the Consolidated Statements of Income)	483	460	398
Noninterest Income (in-scope of Topic 606)	$6,154	$6,266	$6,114
Noninterest Income (out-of-scope of Topic 606)	2,636	1,463	1,522
Total noninterest income	$8,790	$7,729	$7,636

Note 19: Leases

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

Lease payments

Lease payments for short-term leases are recognized as lease expense on a straight-line basis over the lease term, or for variable lease payments, in the period in which the obligation was incurred. Payments for leases with terms longer than 12 months are included in the determination of the lease liability. Payments may be fixed for the term of the lease or variable. If the lease agreement provides a known escalator, such as a specified percentage increase per year or a stated increase at a specified time, the variable payment is included in the cash flows used to determine the lease liability. If the variable payment is based upon an unknown escalator, such as the consumer price index at a future date, the increase is not included in the cash flows used to determine the lease liability. Two of the Company’s leases provide known escalators that are included in the determination of the lease liability. The remaining leases do not have variable payments during the term of the lease.

Options to Extend, Residual Value Guarantees, and Restrictions and Covenants

Of the Company’s six leases, three leases offer the option to extend the lease term. Each of the three leases provides two options of five years each. For one of the leases, the Company is reasonably certain it will exercise one option of five years and has included the additional time and lease payments in the calculation of the lease liability. The lease agreement provides that the lease payment will increase at the exercise date based on the consumer price index-urban (“CPI-U”). Because the CPI-U at the exercise date is unknown, the increase is not included in the cash flows determining the lease liability. None of the Company’s leases provide for residual value guarantees and none provide restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The Company’s lease right of use asset is included in other assets and the lease liability is included in other liabilities. The following tables present information about leases :

As of December 31, 2019
Lease liability	$2,286
Right-of-use asset	$2,277
Weighted average remaining lease term (in years)	6.90
Weighted average discount rate	3.02%

	For the Years Ended December 31,
	2019	2018
Lease Expense
Operating lease expense	$310	NR
Short-term lease expense	114	NR
Total lease expense	$424	$298

Cash paid for amounts included in lease liabilities	$414	NR
Right-of-use assets obtained in exchange for operating lease liabilities commencing during the period	$1,837	NR

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability:

Undiscounted Cash Flow for the	As of December 31, 2019
Twelve months ending December 31, 2020	$354
Twelve months ending December 31, 2021	345
Twelve months ending December 31, 2022	349
Twelve months ending December 31, 2023	351
Twelve months ending December 31, 2024	333
Thereafter	848
Total undiscounted cash flows	$2,580
Less: discount	(294)
Lease liability	$2,286

The contracts in which the Company is lessee are with parties external to the company and not related parties. The Company has a small lease relationship with a director in which the Company is lessor.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

National Bankshares, Inc.

Blacksburg, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of National Bankshares, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 11, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

March 11, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

National Bankshares, Inc.

Blacksburg, Virginia

Opinion on the Internal Control over Financial Reporting

We have audited National Bankshares, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements of the Company, and our report dated March 11, 2020 expressed an unqualified opinion.

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

March 11, 2020

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's management evaluated, with the participation of the Company's principal executive officer and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of December 31, 2019 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In order to ensure that the Company's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2019. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO, 2013) of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2019.

The Board of Directors, acting through its Audit Committee, is responsible for the oversight of the Company's accounting policies, financial reporting and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit Committee is responsible for the appointment and compensation of the independent registered public accounting firm and approves decisions regarding the appointment or removal of the Company's internal auditors. It meets periodically with management, the independent registered public accounting firm and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company in addition to reviewing the Company's financial reports. The independent registered public accounting firm and the internal auditors have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matter which they believe should be brought to the attention of the Audit Committee. The Company's independent registered public accounting firm has also issued an attestation report on the effectiveness of internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to the directors of the Company and the Company’s audit committee and the audit committee financial expert is incorporated herein by reference to the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be held on May 12, 2020 (“Proxy Statement”) under the headings “Proposal 1 - Election of Four Class 3 Directors,” “Directors Continuing in Office” and “Corporate Governance Matters”.  Information about the Company’s executive officers required by this item is included in Part I, Item I of this Form 10-K under the heading “Executive Officers of the Company”.

Based on the written representations of the Company’s directors and executive officers, during the year ended December 31, 2019, all directors and executive officers complied with all applicable filing requirements under Section 16(a) of the Exchange Act.

The Company and each of its subsidiaries have adopted codes of ethics for directors, officers and employees, specifically including the Chief Executive Officer and Chief Financial Officer of Bankshares. These Codes of Ethics are available on the Company’s web site at www.nationalbankshares.com.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference to the information that appears under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Corporate Governance Matters – Board Compensation,”  “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Company’s Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the information that appears under the headings “Stock Ownership of Certain Beneficial Owners” and “Stock Ownership of Directors and Executive Officers” in the Company’s Proxy Statement. As of December 31, 2019, there were no equity awards outstanding, and the Company does not have any equity compensation plans in effect.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference to the information that appears under the headings “Corporate Governance Matters,” “Directors Independence and Certain Transactions with Officers and Directors” and “Directors Continuing in Office” in the Company’s Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated herein by reference to the information that appears under the heading “Principal Accounting Fees and Services” in the Company’s Proxy Statement.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

The following consolidated financial statements of National Bankshares, Inc. are included in Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – As of December 31, 2019 and 2018

Consolidated Statements of Income – Years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Comprehensive Income – Years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows – Years ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules

Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or if the information is contained elsewhere in this Annual Report on Form

10-K.

(a) (3) Exhibits

A list of the exhibits filed or incorporated in this Form 10-K by reference is as follows:

Exhibit No.	Description
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8-K filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Form 8-K filed on July 9, 2014)
4	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10-K for fiscal year ended December 31, 1993)
*10(i)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 of Form 10-Q for the period ended September 30, 2002)
*10(ii)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on March 11, 2015)
*10(iii)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 99 of the Form 8-K filed on February 8, 2006)
*10(iv)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on January 25, 2012)
*10(v)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8-K filed on December 19, 2007)
*10(vi)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on January 25, 2012)
*10(vii)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8-K filed on June 12, 2008)
*10(viii)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on January 25, 2012)

*10(ix)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii) of the Annual Report on Form 10-K for fiscal year ended December 31, 2008)
*10(x)	Third Amendment, dated January 20, 2012, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on January 25, 2012)
*10(xi)	Salary Continuation Agreement dated May 24, 2013 between The National Bank of Blacksburg and Paul A. Mylum	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on March 8, 2018)
*10(xii)	Second Salary Continuation Agreement dated June 26, 2016 between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on July 20, 2016)
*10(xiii)	Salary Continuation Agreement dated February 8, 2006 between The National Bankshares, Inc. and Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on March 6, 2017)
*10(xiv)	First Amendment, dated December 19, 2007, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on March 6, 2017)
*10(xv)	Second Amendment, dated December 17, 2008, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on March 6, 2017)
*10(xvi)	Third Amendment, dated June 22, 2016, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on March 6, 2017)
+21	Subsidiaries of the Registrant	Filed herewith
+31(i)	Section 906 Certification of Chief Executive Officer	Filed herewith
+31(ii)	Section 906 Certification of Chief Financial Officer	Filed herewith
+32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Filed herewith
+32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Filed herewith
+101

The following materials from National Bankshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

Filed herewith

*Indicates a management contract or compensatory plan or arrangement.

+Filed with this Annual Report on Form 10-K.

Item 16. 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL BANKSHARES, INC.

/s/ F. BRAD DENARDO
By: F. Brad Denardo President and Chief Executive Officer (Principal Executive Officer)

Date: March 11, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Date	Title
/s/ LAWRENCE J. BALL	03/11/2020	Director
Lawrence J. Ball

/s/ F. BRAD DENARDO	03/11/2020	President and CEO, National Bankshares, Inc.
F. Brad Denardo		(Principal Executive Officer)
Director
/s/ JOHN E. DOOLEY	03/11/2020	Director
John E. Dooley

/s/ MICHAEL E. DYE	03/11/2020	Director
Michael E. Dye

/s/ NORMAN V. FITZWATER, III	03/11/2020	Director
Norman V. Fitzwater, III

/s/ CHARLES E. GREEN, III	03/11/2020	Director
Charles E. Green, III

/s/ MILDRED R. JOHNSON	03/11/2020	Director
Mildred R. Johnson

/s/ MARY G. MILLER	03/11/2020	Director
Mary G. Miller

/s/ WILLIAM A. PEERY	03/11/2020	Director
William A. Peery
(continued)

/s/ DAVID K. SKEENS	03/11/2020	Treasurer and CFO, National Bankshares, Inc.
David K. Skeens		(Principal Financial Officer)
(Principal Accounting Officer)
/s/ GLENN P. REYNOLDS	03/11/2020	Director
Glenn P. Reynolds

/s/ JAMES C. THOMPSON	03/11/2020	Director
James C. Thompson

/s/ J. LEWIS WEBB, JR.	03/11/2020	Director
J. Lewis Webb, Jr.