Form 10-Q
period 2020-03-31
NATIONAL BANKSHARES INC
filed 2020-05-07
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

NATIONAL BANKSHARES, INC.

 (Exact name of registrant as specified in its charter)

Commission File Number 0-15204

Virginia (State or other jurisdiction of incorporation or organization)	54-1375874 (I.R.S. Employer Identification No.)

101 Hubbard Street Blacksburg, Virginia 24062-9002
(Address of principal executive offices, including zip code)

(540) 951-6300
(Registrant's telephone number, including area code)

(Not applicable)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.25 per share	NKSH	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [x] Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [x] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer [  ]         Accelerated filer [x]         Non-accelerated filer [  ]         Smaller reporting company [x]          Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]    No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding shares of common stock at May 6, 2020 6,489,574

NATIONAL BANKSHARES, INC.

Form 10-Q

Part I

Item 1. Financial Statements	Financial Information

   National Bankshares, Inc.

Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
(in thousands, except share and per share data)	2020	2019
Assets
Cash and due from banks	$12,404	$10,290
Interest-bearing deposits	71,898	76,881
Securities available for sale, at fair value	439,019	435,263
Restricted stock, at cost	1,279	1,220
Loans held for sale	1,787	905
Loans:
Loans, net of unearned income and deferred fees and costs	729,483	733,451
Less allowance for loan losses	(7,240)	(6,863)
Loans, net	722,243	726,588
Premises and equipment, net	10,058	8,919
Accrued interest receivable	4,280	4,285
Other real estate owned, net	1,584	1,612
Goodwill	5,848	5,848
Bank-owned life insurance	35,788	35,567
Other assets	12,788	14,459
Total assets	$1,318,976	$1,321,837

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$210,131	$201,866
Interest-bearing demand deposits	624,412	643,482
Savings deposits	149,842	146,377
Time deposits	123,798	128,028
Total deposits	1,108,183	1,119,753
Accrued interest payable	137	144
Other liabilities	19,097	18,214
Total liabilities	1,127,417	1,138,111
Commitments and contingencies

(continued)

Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	---	---
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding 6,489,574 shares at March 31, 2020 and December 31, 2019	8,112	8,112
Retained earnings	188,099	184,120
Accumulated other comprehensive loss, net	(4,652)	(8,506)
Total stockholders' equity	191,559	183,726
Total liabilities and stockholders' equity	$1,318,976	$1,321,837

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Income

Three Months Ended March 31, 2020 and 2019

(Unaudited)

	March 31,	March 31,
(in thousands, except share and per share data)	2020	2019
Interest Income
Interest and fees on loans	$8,466	$8,269
Interest on interest-bearing deposits	217	259
Interest on securities – taxable	2,356	1,683
Interest on securities – nontaxable	349	927
Total interest income	11,388	11,138

Interest Expense
Interest on time deposits	559	297
Interest on other deposits	1,237	1,496
Total interest expense	1,796	1,793
Net interest income	9,592	9,345
Provision for loan losses	479	200
Net interest income after provision for loan losses	9,113	9,145

Noninterest Income
Service charges on deposit accounts	582	590
Other service charges and fees	39	52
Credit and debit card fees	306	309
Trust income	434	397
BOLI income	221	219
Other income	533	910
Realized securities gain, net	20	12
Total noninterest income	2,135	2,489

Noninterest Expense
Salaries and employee benefits	3,979	3,821
Occupancy, furniture and fixtures	450	465
Data processing and ATM	791	751
FDIC assessment	---	85
Net costs of other real estate owned	22	25
Franchise taxes	343	314
Other operating expenses	882	1,004
Total noninterest expense	6,467	6,465
Income before income taxes	4,781	5,169
Income tax expense	802	726

(continued)

Net Income	$3,979	$4,443
Basic net income per common share	$0.61	$0.65
Fully diluted net income per common share	$0.61	$0.65
Weighted average number of common shares outstanding – basic and diluted	6,489,574	6,839,733
Dividends declared per common share	---	---

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2020 and 2019

(Unaudited)

	March 31,	March 31,
(in thousands)	2020	2019
Net Income	$3,979	$4,443

Other Comprehensive Income, Net of Tax
Unrealized holding gain on available for sale securities net of tax of $1,028 and $1,209 for the periods ended March 31, 2020 and 2019, respectively	3,870	4,553
Reclassification adjustment for gain included in net income, net of tax of ($4) for the period ended March 31, 2020 and ($3) for the period ended March 31, 2019	(16)	(9)
Other comprehensive income, net of tax	3,854	4,544
Total Comprehensive Income	$7,833	$8,987

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2020 and 2019

(Unaudited)

(in thousands, except share data)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2018	$8,698	$193,625	$(12,085)	$190,238
Net income	---	4,443	---	4,443
Common stock repurchased, 452,400 shares	(566)	(17,431)	---	(17,997)
Other comprehensive income, net of tax of $1,206	---	---	4,544	4,544
Balances at March 31, 2019	$8,132	180,637	(7,541)	181,228

Balances at December 31, 2019	$8,112	$184,120	$(8,506)	$183,726
Net income	---	3,979	---	3,979
Other comprehensive income, net of tax of $1,024	---	---	3,854	3,854
Balances at March 31, 2020	$8,112	$188,099	$(4,652)	$191,559

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2020 and 2019

(Unaudited)

	March 31,	March 31,
(in thousands)	2020	2019
Cash Flows from Operating Activities
Net income	$3,979	$4,443
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	479	200
Depreciation of bank premises and equipment	176	173
Amortization of premiums and accretion of discounts, net	193	14
Gains on disposal of fixed assets	---	(2)
Gain on sales and calls of securities available for sale, net	(20)	(12)
Loss and write-down on other real estate owned, net	4	5
Gain on disposal of repossessed assets	---	(1)
Increase in cash value of bank-owned life insurance	(221)	(219)
Origination of mortgage loans held for sale	(6,428)	(2,604)
Proceeds from sale of mortgage loans held for sale	5,639	2,113
Gain on sale of mortgage loans held for sale	(94)	(39)
Net change in:
Accrued interest receivable	5	(241)
Other assets	625	740
Accrued interest payable	(7)	51
Other liabilities	883	475
Net cash provided by operating activities	5,213	5,096

Cash Flows from Investing Activities
Net change in interest-bearing deposits	4,983	(9,890)
Proceeds from calls, principal payments, sales and maturities of securities available for sale	53,872	26,113
Purchase of securities available for sale	(52,923)	---
Net change in restricted stock	(59)	---
Purchase of loan participations	(18)	(189)
Collection of loan participations	87	3,150
Loan originations and principal collections, net	3,720	(11,864)
Proceeds from sale of other real estate owned	24	22
Proceeds from disposal of repossessed assets	27	3
Recoveries on loans charged off	73	98
Proceeds from sale and purchases of premises and equipment, net	(1,315)	(355)
Net cash provided by investing activities	8,471	7,088

(continued)

Cash Flows from Financing Activities
Net change in time deposits	(4,230)	8,055
Net change in other deposits	(7,340)	208
Common stock repurchased	---	(17,997)
Net cash used in financing activities	(11,570)	(9,734)
Net change in cash and due from banks	2,114	2,450
Cash and due from banks at beginning of period	10,290	12,882
Cash and due from banks at end of period	$12,404	$15,332

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits	$1,803	$1,742
Income taxes paid	---	---

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for loan losses	$175	$328
Loans transferred to other real estate owned	---	---
Unrealized net gain on securities available for sale	4,878	5,750
Increase in operating lease right-of-use asset upon adoption of ASU 2016-02	---	684
Increase in operating lease liability upon adoption of ASU 2016-02	---	684

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

$ in thousands, except per share data

Note 1:  General

The consolidated financial statements of National Bankshares, Inc. (“NBI”) and its wholly-owned subsidiaries, The National Bank of Blacksburg (the “Bank” or “NBB”) and National Bankshares Financial Services, Inc. (“NBFS”) (collectively, the “Company”), conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three month period ended March 31, 2020 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s 2019 Form 10-K.  The Company posts all reports required to be filed under the Securities Exchange Act of 1934 on its web site at www.nationalbankshares.com.

Risks and Uncertainties

The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company.  The World Health Organization declared COVID-19 to be a global pandemic and almost all public commerce and related business activities have been, to varying degrees, curtailed in order to reduce the rate of new infections. The pandemic and efforts to reduce its spread have caused significant disruptions in the U.S. economy and negatively impacted banking and other financial activity in the Company’s market.  The Company’s employees have, at this time, avoided any confirmed infection however an outbreak amongst employees could create widespread business continuity issues for the Company.

The Congress of the United States, along with the President of the United States and the Federal Reserve have taken historic actions. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 and provides $2 trillion to cushion the economic fallout. The CARES Act employs various measures in an attempt to prevent a severe economic downturn, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. Certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations.

The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.  If the global response to contain COVID-19 escalates further or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. While it is not possible to know the full extent that the impact COVID-19 will have on the Company’s operations, the Company is disclosing potentially material items of which it is aware.

Financial position and results of operations

The Company’s fee income may be reduced.  In keeping with guidance from regulators, the Company is actively working with COVID-19 affected customers and may waive various fees related to deposit and lending activities.  The Company is continuously monitoring the situation and expects to continue to work with affected customers throughout the crisis in order to preserve its customer base.  The Company will resume normal practices related to fees when the crisis eases.  At this time, the Company is unable to project the materiality of such an impact, but recognize the economic impact on fee income will extend to future periods.

The Company’s interest income in the short term will be reduced due to COVID-19.  In keeping with guidance from regulators, the Company is actively working with COVID-19 affected borrowers to defer payments, interest, and fees.  For certain real estate secured loans, payment extensions result in reversal of previously accrued interest, immediately reducing interest income.  Interest begins accruing again at the next payment date and the reversed interest will be recognized at the end of the loan term.  Accrued interest on other loans is not reversed when the payment is extended.  If eventual credit losses are identified on any loan that has received a payment extension, interest and fee income accrued pursuant to U.S. GAAP accounting would be reversed at the time the loss is identified.  In such a scenario, interest income in future periods could be negatively impacted.  At this time, the Company is unable to project the materiality of such an impact, but recognizes economic impact may affect its borrowers’ ability to repay in future periods.

Capital and Liquidity

While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted by further credit losses.

The Company maintains access to multiple sources of liquidity.  Wholesale funding markets are currently available to the Company, but rates for short term funding have recently been volatile.  If funding costs are elevated for an extended period of time it becomes necessary for the Company to access wholesale funding, the Company’s net interest margin could be adversely affected.  If an extended recession causes large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

Asset valuation

Currently, the Company does not expect COVID-19 to affect its ability to account timely for the assets on its balance sheet; however if the impact of the pandemic worsens, valuation procedures in future periods could be negatively affected. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances, such as widening credit spreads, the Company does not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with U.S. GAAP.

COVID-19 could cause a further and sustained decline in the Company’s stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances prescribed by U.S. GAAP, require the Company to perform a goodwill impairment test.  In the event that the Company concludes that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings.

Processes, controls and business continuity plan

In response to the pandemic, the Company deployed its business continuity plan, including a remote working strategy for certain employees. The Company does not anticipate incurring additional material cost related to its continued deployment of the remote working strategy.  No material operational or internal control challenges or risks have been identified to date.  The Company does not anticipate significant challenges to its ability to maintain its systems and controls in light of the measures the Company has taken to prevent the spread of COVID-19.  The Company does not currently face any material resource constraint through the implementation of its business continuity plans.

Lending operations and accommodations to borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company is providing a payment deferral program for its borrowers who are adversely affected by the pandemic.  Depending on the demonstrated need of the borrower, the Company has provided payment deferrals for 30 or 60 days.  As of April 30, 2020, the Company has deferred payment on 221 loans with aggregate outstanding loan balances of $85,883.  Additionally, 9 loans totaling $19,700 received other modifications to provide short-term payment relief. In accordance with interagency guidance issued in March 2020, these short term deferrals are not considered troubled debt restructurings (“TDRs”).

With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company is actively participating in assisting its customers with applications for resources through the program.  PPP loans have a two-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of April 30, 2020, the Company has input to the SBA system 717 loans totaling $56.1 million.  Of these, 575 loans have completed approval procedures and 516 loans totaling $48.2 million have been funded.  It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan loss through additional loan loss expense.

Credit

The Company is working with customers directly affected by COVID-19, providing short-term assistance in accordance with regulator guidelines.  As a result of the current economic environment caused by the COVID-19 pandemic, the Company is engaging in more frequent communication with borrowers to better understand their situation and the challenges faced, allowing it to respond proactively as needs and issues arise. Should economic conditions worsen, the Company could experience further increases in its required allowance for loan losses and record additional loan loss expense. It is possible that the Company’s asset quality measures could worsen at future measurement periods if effects of the COVID-19 pandemic are prolonged.

Accounting Standards Adopted as of January 1, 2020

ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350)”

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The amendments in this ASU eliminate Step 2 from the goodwill impairment test. Step 2 measured goodwill impairment by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, annual or interim goodwill impairment testing will compare the fair value of a reporting unit with its carrying amount. The ASU still provides the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.

                The Company adopted ASU 2017-04 on January 1, 2020 under the prospective application approach as required by the ASU.  The Company plans to perform its annual test for impairment during the fourth quarter of 2020. The adoption of ASU 2017-04 did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.”

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

The Company adopted ASU 2018-13 as of January 1, 2020. Certain of the amendments are to be applied prospectively while others are to be applied retrospectively. The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements.

Interagency Statement on Loan Modifications

                In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. This interagency guidance is expected to have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time.

Note 2:	Loan Portfolio

The loan portfolio, excluding loans held for sale, was comprised of the following.

	March 31, 2020	December 31, 2019
Real estate construction	$40,483	$42,303
Consumer real estate	179,083	181,472
Commercial real estate	362,719	365,373
Commercial non-real estate	51,118	46,576
Public sector and IDA	62,296	63,764
Consumer non-real estate	34,317	34,539
Gross loans	730,016	734,027
Less unearned income and deferred fees and costs	(533)	(576)
Loans, net of unearned income and deferred fees and costs	$729,483	$733,451

Note 3:	Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

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

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts will not be collected when due according to the contractual terms of the loan agreement. Impaired loans are those loans that have been modified in a TDR and larger, usually non-homogeneous loans that are in nonaccrual or exhibit payment history or financial status that indicate that collection probably will not occur when due according to the loan’s terms. Generally, impaired loans are given risk ratings that indicate higher risk, such as “classified” or “special mention.” Impaired loans are individually evaluated to determine appropriate reserves and are measured at the lower of the invested amount or the fair value. Impaired loans that are not TDRs and for which fair value measurement indicates an impairment loss are designated nonaccrual. A restructured loan that maintains current status for at least six months may be in accrual status. Please refer to the Company’s 2019 Form 10-K, Note 1: Summary of Significant Accounting Policies for additional information on evaluation of impaired loans and associated specific reserves, and policies regarding nonaccruals, past due status and charge-offs.

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

Collectively Evaluated Loans

The Company evaluated characteristics in the loan portfolio and determined major segments and smaller classes within each segment. These characteristics include collateral type, repayment sources, and (if applicable) the borrower’s business model. The methodology for calculating reserves for collectively evaluated loans is applied at the class level.

Portfolio Segments and Classes

The segments and classes used in determining the allowance for loan losses are as follows.

Real Estate Construction

Construction, residential

Construction, other

Consumer Real Estate

Equity lines

Residential closed-end first liens

Residential closed-end junior liens

Investor-owned residential real estate

Commercial Real Estate

Multifamily real estate

Commercial real estate, owner-occupied

Commercial real estate, other

Commercial Non-Real Estate Commercial and industrial Public Sector and IDA Public sector and IDA Consumer Non-Real Estate Credit cards Automobile Other consumer loans

Historical Loss Rates

The Company’s allowance methodology for collectively evaluated loans applies historical loss rates by class to current class balances as part of the process of determining required reserves. Class loss rates are calculated as the net charge-offs for the class as a percentage of average class balance. The Company averages loss rates for the most recent 8 quarters to determine the historical loss rate for each class.

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

Risk Factors

In addition to historical loss rates, risk factors pertinent to credit risk for each class are analyzed to estimate reserves for collectively evaluated loans. Factors include changes in national and local economic and business conditions, the nature and volume of classes within the portfolio, loan quality, loan officers’ experience, lending policies and the Company’s loan review system.

        The analysis of certain factors results in standard allocations to all segments and classes. These factors include the risk from changes in lending policies, loan officers’ average years of experience, unemployment levels, bankruptcy rates, interest rate environment, and competition/legal/regulatory environments. Factors analyzed for each class, with resultant allocations based upon the level of risk assessed for each class, include the risk from changes in loan review, levels of past due loans, levels of nonaccrual loans, current class balance as a percentage of total loans, and the percentage of high risk loans within the class. Additionally, factors specific to each segment are analyzed and result in allocations to the segment. Please refer to the Company’s 2019 Form 10-K, Note 1: Summary of Significant Accounting Policies for a discussion of risk factors pertinent to each class.

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

Public sector and Industrial Development Authority (“IDA”) loans are extended to municipalities and related entities. Credit risk is based upon the entity’s ability to repay and interest rate trends.

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

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows.

	Activity in the Allowance for Loan Losses for the Three Months Ended March 31, 2020
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non- Real Estate	Unallocated	Total
Balance, December 31, 2019	$400	$1,895	$2,559	$555	$478	$650	$326	$6,863
Charge-offs	---	(44)	---	(65)	---	(66)	---	(175)
Recoveries	---	---	12	1	---	60	---	73
Provision for (recovery of) loan losses	(25)	219	29	230	33	(25)	18	479
Balance, March 31, 2020	$375	$2,070	$2,600	$721	$511	$619	$344	$7,240

	Activity in the Allowance for Loan Losses for the Three Months Ended March 31, 2019
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non-- Real Estate	Unallocated	Total
Balance, December 31, 2018	$398	$2,049	$2,798	$602	$583	$750	$210	$7,390
Charge-offs	---	(16)	(150)	---	---	(162)	---	(328)
Recoveries	---	---	12	---	---	86	---	98
Provision for (recovery of) loan losses	70	58	327	(27)	(58)	---	(170)	200
Balance, March 31, 2019	$468	$2,091	$2,987	$575	$525	$674	$40	$7,360

	Activity in the Allowance for Loan Losses for the Year Ended December 31, 2019
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non- Real Estate	Unallocated	Total
Balance, December 31, 2018	$398	$2,049	$2,798	$602	$583	$750	$210	$7,390
Charge-offs	---	(192)	(150)	(47)	---	(531)	---	(920)
Recoveries	---	---	49	1	---	217	---	267
Provision for (recovery of) loan losses	2	38	(138)	(1)	(105)	214	116	126
Balance, December 31, 2019	$400	$1,895	$2,559	$555	$478	$650	$326	$6,863

	Allowance for Loan Losses as of March 31, 2020
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate		Commercial Non-Real Estate	Public Sector and IDA		Consumer Non- Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$2	$	---	$108	$	---	$	---	$	---	$110
Collectively evaluated for impairment		375	2,068		2,600	613		511		619		344	7,130
Total		$375	$2,070		$2,600	$721		$511		$619		$344	$7,240

	Allowance for Loan Losses as of December 31, 2019
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate		Commercial Non-Real Estate	Public Sector and IDA		Consumer Non- Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$2	$	---	$108	$	---	$	---	$	---	$110
Collectively evaluated for impairment		400	1,893		2,559	447		478		650		326	6,753
Total		$400	$1,895		$2,559	$555		$478		$650		$326	$6,863

	Loans as of March 31, 2020
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA		Consumer Non- Real Estate	Unallocated		Total
Individually evaluated for impairment	$	---	$608	$4,142	$917	$	---	$4	$	---	$5,671
Collectively evaluated for impairment		40,483	178,475	358,577	50,201		62,296	34,313		---	724,345
Total		$40,483	$179,083	$362,719	$51,118		$62,296	$34,317	$	---	$730,016

	Loans as of December 31, 2019
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA		Consumer Non- Real Estate	Unallocated		Total
Individually evaluated for impairment	$	---	$759	$3,608	$918	$	---	$4	$	---	$5,289
Collectively evaluated for impairment		42,303	180,713	361,765	45,658		63,764	34,535		---	728,738
Total		$42,303	$181,472	$365,373	$46,576		$63,764	$34,539	$	---	$734,027

A summary of ratios for the allowance for loan losses follows.

	As of and for the
	Three Months Ended March 31,		Year Ended December 31,
	2020	2019	2019
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees and costs	0.99%	1.02%	0.94%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees and costs(1)	0.06%	0.13%	0.09%

(1)	Net charge-offs are on an annualized basis.

A summary of nonperforming assets follows.

	March 31,		December 31,
	2020	2019	2019
Nonperforming assets:
Nonaccrual loans	$261	$294	$164
Restructured loans in nonaccrual	3,191	3,440	3,211
Total nonperforming loans	3,452	3,734	3,375
Other real estate owned, net	1,584	2,025	1,612
Total nonperforming assets	$5,036	$5,759	$4,987
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.69%	0.80%	0.68%
Ratio of allowance for loan losses to nonperforming loans(1)	209.73%	197.11%	203.35%

(1)

The Company defines nonperforming loans as nonaccrual loans and restructured loans that are nonaccrual. Nonperforming loans do not include loans 90 days past due and still accruing or accruing restructured loans.

A summary of loans past due 90 days or more and impaired loans follows.

	March 31,				December 31,
	2020		2019		2019
Loans past due 90 days or more and still accruing		$170		$55	$231
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees and costs		0.02%		0.01%	0.03%
Accruing restructured loans		$1,592		$1,995	$1,729
Impaired loans:
Impaired loans with no valuation allowance		$4,557		$5,212	$4,174
Impaired loans with a valuation allowance		1,114		1,125	1,115
Total impaired loans		$5,671		$6,337	$5,289
Valuation allowance		(110)		(132)	(110)
Impaired loans, net of allowance		$5,561		$6,205	$5,179
Average recorded investment in impaired loans(1)		$5,677		$6,597	$5,359
Interest income recognized on impaired loans, after designation as impaired		$26		$49	$171
Amount of income recognized on a cash basis	$	---	$	---	$ ---

(1)      Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

Nonaccrual loan relationships that meet the Company’s balance threshold of $250 and all TDRs are designated as impaired. The Company also designates as impaired other loan relationships that meet the Company’s balance threshold of $250 and for which the Company does not expect to collect according to the note’s contractual terms. No interest income was recognized on nonaccrual loans for the three months ended March 31, 2020 or March 31, 2019 or for the year ended December 31, 2019.

A detailed analysis of investment in impaired loans and associated reserves, segregated by loan class follows.

	Impaired Loans as of March 31, 2020
	Principal Balance	Total Recorded Investment(1)	Recorded Investment(1)for Which There is No Related Allowance	Recorded Investment(1) for Which There is a Related Allowance		Related Allowance
Consumer Real Estate(2)
Equity lines	$100	$100	$100	$	---	$	---
Residential closed-end first liens	23	22	22		---		---
Investor-owned residential real estate	488	486	289		197		2
Commercial Real Estate(2)
Commercial real estate, owner-occupied	921	885	885		---		---
Commercial real estate, other	3,705	3,257	3,257		---		---
Commercial Non-Real Estate(2)
Commercial and industrial	917	917	---		917		108
Consumer Non-Real Estate(2)
Automobile	4	4	4		---		---
Total	$6,158	$5,671	$4,557		$1,114		$110

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	Impaired Loans as of December 31, 2019
	Principal Balance	Total Recorded Investment(1)	Recorded Investment(1) for Which There is No Related Allowance	Recorded Investment(1) for Which There is a Related Allowance		Related Allowance
Consumer Real Estate(2)
Equity lines	$100	$100	$100	$	---	$	---
Residential closed-end first liens	221	221	221		---		---
Investor-owned residential real estate	441	438	241		197		2
Commercial Real Estate(2)
Multifamily real estate	278	278	278		---		---
Commercial real estate, owner occupied	929	895	895		---		---
Commercial real estate, other	2,867	2,435	2,435		---		---
Commercial Non-Real Estate(2)
Commercial and industrial	917	918	---		918		108
Consumer Non-Real Estate(2)
Automobile	4	4	4		---		---
Total	$5,757	$5,289	$4,174		$1,115		$110

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

The following tables show the average recorded investment and interest income recognized for impaired loans.

	For the Three Months Ended March 31, 2020
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Equity lines	$100	$2
Residential closed-end first liens	22	---
Investor-owned residential real estate	487	4
Commercial Real Estate(2)
Commercial real estate, owner occupied	890	6
Commercial real estate, other	3,257	8
Commercial Non-Real Estate(2)
Commercial and industrial	917	6
Consumer Non-Real Estate(2)
Automobile	4	---
Total	$5,677	$26

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	For the Three Months Ended March 31, 2019
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Residential closed-end first liens	$710	$9
Residential closed-end junior liens	142	2
Investor-owned residential real estate	570	9
Commercial Real Estate(2)
Multifamily real estate	471	7
Commercial real estate, owner occupied	1,207	5
Commercial real estate, other	2,484	11
Commercial Non-Real Estate(2)
Commercial and industrial	1,002	6
Consumer Non-Real Estate(2)
Automobile	11	---
Total	$6,597	$49

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	For the Year Ended December 31, 2019
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Equity lines	$98	$6
Residential closed-end junior liens	225	11
Investor-owned residential real estate	439	17
Commercial Real Estate(2)
Multifamily real estate	284	12
Commercial real estate, owner occupied	913	41
Commercial real estate, other	2,435	59
Commercial Non-Real Estate(2)
Commercial and industrial	962	25
Consumer Non-Real Estate(2)
Automobile	3	---
Total	$5,359	$171

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

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

An analysis of past due and nonaccrual loans follows.

March 31, 2020
	30 – 89 Days Past Due and Accruing		90 or More Days Past Due	90 or More Days Past Due and Accruing		Nonaccruals(2)
Real Estate Construction(1)
Construction, other	$	---	$21	$	---	$21
Consumer Real Estate(1)
Equity lines		106	---		---	---
Residential closed-end first liens		990	158		54	104
Residential closed-end junior liens		---	83		83	---
Investor-owned residential real estate		109	264		---	263
Commercial Real Estate(1)
Commercial real estate, owner-occupied		---	287		---	510
Commercial real estate, other		838	---		---	2,419
Commercial Non-Real Estate(1)
Commercial and industrial		412	133		---	132
Consumer Non-Real Estate(1)
Credit cards		2	---		---	---
Automobile		293	22		22	---
Other consumer loans		103	11		11	3
Total		$2,853	$979		$170	$3,452

(1)	Only classes with past due or nonaccrual loans are shown.
(2)	Includes current and past due loans in nonaccrual status. Includes impaired loans in nonaccrual status.

December 31, 2019
	30 – 89 Days Past Due and Accruing	90 or More Days Past Due		90 or More Days Past Due and Accruing		Nonaccruals(2)
Real Estate Construction(1)
Construction, other	$19	$	---	$	---	$	---
Consumer Real Estate(1)
Residential closed-end first liens	499		210		188		22
Residential closed-end junior liens	83		---		---		---
Investor-owned residential real estate	---		264		---		264
Commercial Real Estate(1)
Multifamily real estate	94		---		---		---
Commercial real estate, owner occupied	---		287		---		514
Commercial real estate, other	---		---		---		2,435
Commercial Non-Real Estate(1)
Commercial and industrial	45		153		17		136
Consumer Non-Real Estate(1)
Credit cards	4		---		---		---
Automobile	256		14		14		4
Other consumer loans	70		12		12		---
Total	$1,070		$940		$231		$3,375

(1)	Only classes with past due or nonaccrual loans are shown.
(2)	Includes current and past due loans in nonaccrual status. Includes impaired loans in nonaccrual status.

The estimate of credit risk for non-impaired loans is obtained by applying allocations for internal and external factors. The allocations are increased for loans that exhibit greater credit quality risk.

Credit quality indicators, which the Company terms risk grades, are assigned through the Company’s credit review function for larger loans and selective review of loans that fall below credit review thresholds. Loans that do not indicate heightened risk are graded as “pass.” Consumer loans are risk graded “classified” when they become 60 days past due.  Loans that are not consumer loans that appear to have elevated credit risk because of frequent or persistent past due status, which is less than 75 days, or that show weakness in the borrower’s financial condition are risk graded “special mention.” Loans that are not consumer loans with frequent or persistent delinquency exceeding 75 days or that exhibit a higher level of weakness in the borrower’s financial condition are graded classified. Classified loans have regulatory risk ratings of “substandard” and “doubtful.” Allocations are increased by 50% and by 100% for loans with grades of “special mention” and “classified,” respectively.

Determination of risk grades was completed for the portfolio as of March 31, 2020 and December 31, 2019.

The following displays collectively evaluated loans by credit quality indicator.

March 31, 2020
	Pass(1)	Special Mention(1)		Classified(1)
Real Estate Construction
Construction, 1-4 family residential	$7,610	$	---	$	---
Construction, other	32,852		---		21
Consumer Real Estate
Equity lines	16,619		---		37
Residential closed-end first liens	92,190		---		665
Residential closed-end junior liens	3,711		---		83
Investor-owned residential real estate	65,147		---		23
Commercial Real Estate
Multifamily residential real estate	83,688		---		---
Commercial real estate owner-occupied	130,191		17		133
Commercial real estate, other	144,548		---		---
Commercial Non-Real Estate
Commercial and industrial	49,932		136		133
Public Sector and IDA
States and political subdivisions	62,296		---		---
Consumer Non-Real Estate
Credit cards	5,231		---		---
Automobile	13,994		---		24
Other consumer	15,059		---		5
Total	$723,068		$153		$1,124

(1)	Excludes impaired, if any.

The following displays collectively evaluated loans by credit quality indicator.

December 31, 2019
	Pass(1)	Special Mention(1)		Classified(1)
Real Estate Construction
Construction, 1-4 family residential	$7,590	$	---	$	---
Construction, other	34,713		---		---
Consumer Real Estate
Equity lines	16,435		---		---
Residential closed-end first liens	94,814		---		517
Residential closed-end junior liens	3,861		---		---
Investor-owned residential real estate	65,063		---		23
Commercial Real Estate
Multifamily residential real estate	87,934		---		94
Commercial real estate owner-occupied	127,937		---		164
Commercial real estate, other	145,636		---		---
Commercial Non-Real Estate
Commercial and industrial	45,387		135		136
Public Sector and IDA
States and political subdivisions	63,764		---		---
Consumer Non-Real Estate
Credit cards	5,703		---		---
Automobile	14,810		---		19
Other consumer	13,995		---		8
Total	$727,642		$135		$961

(1)	Excludes impaired, if any.

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

Troubled Debt Restructurings

From time to time the Company modifies loans in a TDR. Total TDRs amounted to $4,783 at March 31, 2020, $4,940 at December 31, 2019, and $5,435 at March 31, 2019. All of the Company’s TDR loans are fully funded and no further increase in credit is available.

During the three months ended March 31, 2020 and 2019, the Company classified no additional loans as TDRs. As of March 31, 2020, the Company executed principal and/or interest deferrals on 72 loans with balances totaling $37,703 for COVID-19 related hardship. These deferrals were no more than six months in duration and were for loans not more than 30 days past due as of December 31, 2019.  As such, they were not considered TDRs based on the relief provisions of the CARES Act and recent interagency regulatory guidance. The Company also provided relief to 1 loan affected by the pandemic with a rate reduction, which is not considered a TDR at this time. In the period subsequent to March 31, 2020 and through April 30, 2020, the Company continued to provide COVID-19 related relief and executed additional deferrals of principal and/or interest on 149 loans with outstanding balances of $48,180, and other modifications to 8 loans with balances aggregating to $19,683.

The Company analyzed its TDR portfolio for loans that defaulted during the three month periods ended March 31, 2020 and March 31, 2019, and that were modified within 12 months prior to default. The Company defines default as one or more payments that occur more than 90 days past the due date, charge-offs, or foreclosure after the date of restructuring.

Of the Company’s TDRs at March 31, 2020, none of the defaulted TDRs were modified within 12 months prior to default.  All of the defaulted TDRs are in nonaccrual status as of March 31, 2020.

Of the Company's TDRs at March 31, 2019, 7 consumer real estate loans totaling $263, all part of one relationship, defaulted within 12 months of modification.  The impairment measurement was based upon the fair value of collateral, less estimated cost to sell, and resulted in no allocation. One commercial real estate loan defaulted within 12 months of modification.  The impairment measurement was based upon the fair value of collateral, less estimated cost to sell, and resulted in no allocation.  All of the defaulted loans were in nonaccrual status while the Company works with the borrowers to recover its investment.

Note 4: Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type are as follows.

	March 31, 2020
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$96,752	$4,879	$24	$101,607
States and political subdivisions	100,811	2,028	542	102,297
Mortgage-backed securities	232,481	2,469	3,961	230,989
Corporate debt securities	4,000	126	---	4,126
Total securities available for sale	$434,044	$9,502	$4,527	$439,019

	December 31, 2019
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$119,903	$1,995	$775	$121,123
States and political subdivisions	88,092	791	644	88,239
Mortgage-backed securities	223,173	45	1,435	221,783
Corporate debt securities	3,998	120	---	4,118
Total securities available for sale	$435,166	$2,951	$2,854	$435,263

The amortized cost and fair value of single maturity securities available for sale at March 31, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity.

	March 31, 2020
	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$19,102	$19,196
Due after one year through five years	6,356	6,560
Due after five years through ten years	150,410	153,322
Due after ten years	258,176	259,941
Total securities available for sale	$434,044	$439,019

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows.

	March 31, 2020
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$4,972	$24	$	---	$	---
States and political subdivisions	14,157	500		596		42
Mortgage-backed securities	163,603	3,961		---		---
Total	$182,732	$4,485		$596		$42

	December 31, 2019
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$53,244	$738	$38,962	$37
States and political subdivisions	35,934	596	591	48
Mortgage-backed securities	181,279	1,435	---	---
Total	$270,457	$2,769	$39,553	$85

The Company had 57 securities with a fair value of $183,328 that were temporarily impaired at March 31, 2020.  The total unrealized loss on these securities was $4,527. Of the temporarily impaired total, 1 security with a fair value of $596 and an unrealized loss of $42 has been in a continuous loss position for 12 months or more. The Company has determined that this security is temporarily impaired at March 31, 2020 for the reasons set out below.

States and political subdivisions. This category’s unrealized loss of $42 on 1 security with a fair value of $596 is primarily the result of interest rate and market fluctuations. The Company reviewed financial statements and cash flows for the security. The Company’s analysis determined that the unrealized loss is primarily the result of interest rate and market fluctuations and not associated with impaired financial status. The contractual terms of the investment does not permit the issuer to settle the securities at a price less than the cost basis of the investment. Because the Company does not intend to sell the investment and it is not likely that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be at maturity, the Company does not consider the investment to be other-than-temporarily impaired.

Restricted Stock

The Company held restricted stock of $1,279 as of March 31, 2020 and $1,220 at December 31, 2019. Restricted stock is reported separately from available for sale securities. As a member bank of the Federal Reserve system and the Federal Home Loan Bank of Atlanta (“FHLB”), NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital, current borrowings, and a percentage of qualifying assets. The Company purchases stock from or sells stock back to the correspondents based on their calculations. The stock is held by member institutions only and is not actively traded.

Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. In addition to dividends, NBB also benefits from its membership with FHLB through eligibility to borrow from the FHLB, using as collateral NBB’s capital stock investment in the FHLB and qualifying NBB real estate mortgage loans totaling $528,296 at March 31, 2020. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at March 31, 2020, management did not determine any impairment.

Management regularly monitors the credit quality of the investment portfolio. Changes in ratings are noted and follow-up research on the issuer is undertaken when warranted. Management intends to carefully monitor any changes in bond quality.

Note 5: Recent Accounting Pronouncements

                In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03.  These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters.  Smaller reporting companies who file with the U.S. Securities and Exchange Commission (“SEC”) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022.  The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. Management is working to ensure readiness and compliance with the standard and has implemented coding of the loan portfolio to enable appropriate segregation and data integrity, analyzed correlations for forecasting, determined methodologies, and selected a vendor to provide a platform.  Management has prepared multiple concurrent models using the Current Expected Credit Losses (“CECL”) methodology and will continue to refine assumptions that impact the calculation prior to the effective date.

Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin (“SAB”) 119.  SAB 119 updated portions of SEC interpretative guidance to align with FASB Accounting Standards Codification (“ASC 326”), “Financial Instruments – Credit Losses.”  It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

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

In January 2020, the FASB issued ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.”  The ASU is based on a consensus of the FASB’s Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions.  ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting.  For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is permitted. The Company does not expect the adoption of ASU 2020-01 to have a material impact on its consolidated financial statements.

On March 12, 2020, the SEC finalized amendments to the definitions of its “accelerated filer” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these filer classifications and are effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer’s first annual report filed with the SEC subsequent to the effective date.  Prior to these changes, the Company was required to comply with section 404(b) of the Sarbanes Oxley Act concerning auditor attestation over internal control over financial reporting as an “accelerated filer” as it had more than $75 million in public float but less than $700 million at the end of the Company’s most recent second quarter.  The rule change expands the definition of “smaller reporting company” to include entities with public float of less than $700 million and less than $100 million in annual revenues.  The Company expects to meet this expanded category of small reporting company and will no longer be considered an accelerated filer.  If the Company’s annual revenues exceed $100 million, its category will change back to “accelerated filer”.  The classifications of “accelerated filer” and “large accelerated filer” require a public company to obtain an auditor attestation concerning the effectiveness of internal control over financial reporting (ICFR) and include the opinion on ICFR in its annual report on Form 10-K.  Smaller reporting companies also have additional time to file quarterly and annual financial statements.  All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of internal control over financial reporting, but the external auditor attestation of internal control over financial reporting is not required for smaller reporting companies.  As the Bank has total assets exceeding $1.0 billion, it remains subject to FDICIA, which requires an auditor attestation concerning internal controls over financial reporting.  As such, other than the additional time provided to file quarterly and annual financial statements, this change does not significantly change the Company’s annual reporting and audit requirements.

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

Note 6: Defined Benefit Plan

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended March, 31
	2020	2019
Service cost	$270	$200
Interest cost	205	221
Expected return on plan assets	(420)	(365)
Amortization of prior service cost	(27)	(27)
Recognized net actuarial loss	177	158
Net periodic benefit cost	$205	$187

The service cost component of net periodic benefit cost is included in salaries and employee benefits expense in the consolidated statements of income. All other components are included in other noninterest expense in the consolidated statements of income.

2020 Plan Year Employer Contribution

For the three months ended March 31, 2020, the Company did not make a contribution to the defined benefit plan.

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

Level 1 –	Valuation is based on quoted prices in active markets for identical assets and liabilities.
Level 2 –	Valuation is based on observable inputs including:
●	quoted prices in active markets for similar assets and liabilities,
●	quoted prices for identical or similar assets and liabilities in less active markets,
●	inputs other than quoted prices that are observable, and
●	model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.
Level 3 –	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Accounting guidance for fair value excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Consequently, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company as of March 31, 2020 and December 31, 2019.

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring and non-recurring basis in the financial statements:

Financial Instruments Measured at Fair Value on a Recurring Basis

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.

		Fair Value Measurements at March 31, 2020 Using
Description	Balance as of March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$101,607	$	---	$101,607	$	---
States and political subdivisions	102,297		---	102,297		---
Mortgage-backed securities	230,989		---	230,989		---
Corporate debt securities	4,126		---	4,126		---
Total securities available for sale	$439,019	$	---	$439,019	$	---

		Fair Value Measurements at December 31, 2019 Using
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$121,123	$	---	$121,123	$	---
States and political subdivisions	88,239		---	88,239		---
Mortgage-backed securities	221,783		---	221,783		---
Corporate debt securities	4,118		---	4,118		---
Total securities available for sale	$435,263	$	---	$435,263	$	---

The Company’s securities portfolio is valued using Level 2 inputs. The Company relies on a third party vendor to provide market valuations. The inputs used to determine value include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The third-party vendor also monitors market indicators, industry activity and economic events as part the valuation process. Central to the final valuation is the assumption that the indicators used are representative of the fair value of securities held within the Company’s portfolio. Level 2 inputs are subject to a certain degree of uncertainty and changes in these assumptions or methodologies in the future, if any, may impact securities fair value, deferred tax assets or liabilities, or expense.

Interest Rate Loan Contracts and Forward Contracts

The Company originates consumer real estate loans which it intends to sell to a correspondent lender. Interest rate loan contracts and forward contracts result from originating loans held for sale and are derivatives reported at fair value. The Company enters interest rate lock commitments with customers who apply for a loan which it intends to sell to a correspondent lender. The interest rate loan contract ends when the loan closes or the customer withdraws their application. Fair value of the interest rate loan contracts is based upon the correspondent lender’s pricing quotes at the report date. Fair value is adjusted for the estimated probability of the loan closing with the borrower.

At the time the Company enters into an interest rate loan contract with a customer, it also enters into a best efforts forward sales commitment with the correspondent lender. If the loan has been closed and funded, the best efforts commitment converts to a mandatory forward sales commitment. Fair value is based on the gain or loss that would occur if the Company were to pair-off the transaction with the investor at the measurement date. This is a level 3 input. The Company has elected to measure and report best efforts commitments at fair value.

Interest rate loan contracts and forward contracts are valued based on quotes from the correspondent lender at the reporting date. Pricing changes daily and if a loan has not been sold to the correspondent by the next reporting date, the fair value may be different from that reported currently. Changes in fair value measurement impacts net income.

		Fair Value Measurements at March 31, 2020 Using
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Interest rate loan contracts	$(25)	$	---	$	---	$(25)
Forward contracts	$18	$	---	$	---	$18

		Fair Value Measurements at December 31, 2019 Using
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Interest rate loan contracts	$1	$	---	$	---	$1
Forward contracts	$(4)	$	---	$	---	$(4)

March 31, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate loan contracts	Market approach	Pull-through rate	90.00%(1)
Forward contracts	Market approach	Pull-through rate	65.60%(1)

Interest rate loan contracts	Market approach	Current reference price	98.40%	-	100.51%	(99.62%)(2)
Forward contracts	Market approach	Current reference price	98.40%	-	100.51%	(99.91%)(2)

(1)	all contracts are valued using the same pull-through rate
(2)	Current reference prices were weighted by the relative amount of the loan

December 31, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate loan contracts	Market approach	Pull-through rate	90.00%(1)
Forward contracts	Market approach	Pull-through rate	65.60%(1)

Interest rate loan contracts	Market approach	Current reference price	101.49%	-	102.06%	(101.72%)(2)
Forward contracts	Market approach	Current reference price	101.49%	-	103.28%	(101.91%)(2)

(1)	all contracts are valued using the same pull-through rate
(2)	Current reference prices were weighted by the relative amount of the loan

Financial Instruments Measured at Fair Value on a Non-Recurring Basis

Certain financial instruments are measured at fair value on a nonrecurring basis in accordance with U.S. GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at March 31, 2020 or December 31, 2019.

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

The following table summarizes the Company’s impaired loans that were measured at fair value on a nonrecurring basis at March 31, 2020 and at December 31, 2019.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
March 31, 2020	Impaired loans net of valuation allowance	$1,004	$	---	$	---	$1,004
December 31, 2019	Impaired loans net of valuation allowance	1,005		---		---	1,005

The following tables present information about Level 3 Fair Value Measurements for March 31, 2020 and December 31, 2019.

Impaired Loans	Valuation Technique	Unobservable Input	Range (Weighted Average(1))
March 31, 2020	Present value of cash flows	Discount rate	5.50%	–	6.50%	(5.77%)
December 31, 2019	Present value of cash flows	Discount rate	5.50%	–	6.50%	(5.77%)

(1)	Unobservable inputs were weighted by the relative fair value of the impaired loans.

At March 31, 2020 and December 31, 2019, all impaired loans measured at fair value on a nonrecurring basis were measured using the present value of cash flows. The loans at each date are TDRs and the discount rate is the contractual rate that was in effect prior to modification to TDR status. Inherent in the measurement of impaired loans using the present value of cash flows method are judgements and assumptions, including the appropriateness of the discount rate and the projections of cash flows. Cash flows in the future may differ from those used in the measurement. Future changes in cash flow assumptions or if the loans are charged off may result in greater losses than estimated at the reporting dates. An increase in the impairment measurement or a charge-off would increase the provision for loan losses.

Other Real Estate Owned

Certain assets such as other real estate owned (“OREO”) are measured at fair value less cost to sell. Valuation of OREO is determined using current appraisals from independent parties, a Level 2 input. If current appraisals cannot be obtained prior to reporting dates, or if declines in value are identified after a recent appraisal is received, appraisal values are discounted, resulting in Level 3 estimates. If the Company markets the property with a realtor, estimated selling costs reduce the fair value, resulting in a valuation based on Level 3 inputs.

The following table summarizes the Company’s OREO that was measured at fair value on a nonrecurring basis.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
March 31, 2020	Other real estate owned net of valuation allowance	$1,584	$	---	$	---	$1,584
December 31, 2019	Other real estate owned net of valuation allowance	1,612		---		---	1,612

The following tables present information about Level 3 Fair Value Measurements for March 31, 2020 and December 31, 2019.

March 31, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average(1))

Other real estate owned	Discounted appraised value	Selling cost	0.00%(2)	–	10.00%	(0.65%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0.00%	–	4.00%	(0.33%)

December 31, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average(1))

Other real estate owned	Discounted appraised value	Selling cost	0.00%(2)	–	6.00%	(0.68%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0.00%	–	45.17%	(1.28%)

(1)	Discounts were weighted by the relative appraised value of the OREO properties.
(2)

The appraised value is discounted by selling costs if the OREO property is listed with a realtor and if appraised value exceeds the list price, less estimated selling costs. Selling costs do not discount appraised value if the Company markets the OREO property independently or if the OREO property is listed with a realtor and the list price less estimated selling costs exceeds appraised value.

At March 31, 2020 and December 31, 2019, OREO properties were measured using appraised value, and if applicable, discounted by selling costs, lack of marketability and age of appraisal. Determining the discount to appraisals for selling cost and lack of marketability and age of the appraisal relies on certain key assumptions and judgements.

Discounts for selling costs and in some instances, marketability, result when the Company markets OREO properties via local realtors. The Company works with the realtor to determine the list price, which may be set at appraised value or at a different amount based on the realtor’s advice and management’s judgement of marketability. Selling costs for improved land generally are estimated at 6% of the list price, and for raw land at 10% of the list price. If the final sale price is different from the list price, the amount of selling costs will also be different from those estimated. Discounts for age may be applied if current appraisals cannot be obtained prior to reporting dates. The most recent appraised value available may be discounted based upon management judgement.

There is uncertainty in determining discounts to appraised value. Future changes to marketability assumptions or updated appraisals may indicate in a lower fair value, with a corresponding impact to net income. The current COVID-19 pandemic and associated economic crisis may negatively affect the value of the Company’s OREO and may result in additional OREO properties.  Ultimate proceeds from the sale of OREO property may be less than the estimated fair value, reducing net income.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2020 and December 31, 2019. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as FHLB and Federal Reserve Bank of Richmond stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government-supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity. Fair values are estimated using the exit price notion.

	March 31, 2020
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$12,404		$12,404	$	---	$	---
Interest-bearing deposits	71,898		71,898		---		---
Securities	439,019		---		439,019		---
Restricted securities	1,279		---		1,279		---
Loans held for sale	1,787		---		1,787		---
Loans, net	722,243		---		---		705,836
Accrued interest receivable	4,280		---		4,280		---
Bank-owned life insurance	35,788		---		35,788		---
Forward contracts	18		---		---		18
Financial Liabilities:
Deposits	$1,108,183	$	---		$984,385		$124,912
Accrued interest payable	137		---		137		---
Interest rate loan contracts	25		---		---		25

	December 31, 2019
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$10,290		$10,290	$	---	$	---
Interest-bearing deposits	76,881		76,881		---		---
Securities	435,263		---		435,263		---
Restricted securities	1,220		---		1,220		---
Loans held for sale	905		---		905		---
Loans, net	726,588		---		---		718,299
Accrued interest receivable	4,285		---		4,285		---
Bank-owned life insurance	35,567		---		35,567		---
Interest rate loan contracts	1		---		---		1
Financial Liabilities:
Deposits	$1,119,753	$	---		$991,725		$128,011
Accrued interest payable	144		---		144		---
Forward contracts	4		---		---		4

Note 8: Components of Accumulated Other Comprehensive Loss

	Net Unrealized Gain on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at December 31, 2018	$(5,072)	$(7,013)	$(12,085)
Unrealized holding gain on available for sale securities, net of tax of $1,209	4,553	---	4,553
Reclassification adjustment, net of tax of ($3)	(9)	---	(9)
Balance at March 31, 2019	$(528)	$(7,013)	$(7,541)

Balance at December 31, 2019	$76	$(8,582)	$(8,506)
Unrealized holding gain on available for sale securities net of tax of $1,028	3,870	---	3,870
Reclassification adjustment, net of tax of ($4)	(16)	---	(16)
Balance at March 31, 2020	$3,930	$(8,582)	$(4,652)

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

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of monthly service fees, overdraft and nonsufficient funds fees, automated teller machine ("ATM") fees, wire transfer fees, and other deposit account related fees. The Company’s performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Wire transfer fees, overdraft and nonsufficient funds fees and other deposit account related fees are transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time.

Other Service Charges and Fees

Other service charges include safety deposit box rental fees, check ordering charges, and other service charges. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Check ordering charges are transactional based, and therefore the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2020 and 2019.

	March 31,	March 31,
	2020	2019
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$582	$590
Other service charges and fees	39	52
Credit and debit card fees	306	309
Trust income	434	397
Insurance and Investment (included within Other Income on the Consolidated Statements of Income)	98	136
Noninterest Income (in-scope of Topic 606)	$1,459	$1,484
Noninterest Income (out-of-scope of Topic 606)	676	1,005
Total noninterest income	$2,135	$2,489

Note 10: Leases

The Company’s leases are recorded under ASC Topic 842, “Leases”. The Company examines its contracts to determine whether they are or contain a lease. A contract with a lease is further examined to determine whether the lease is a short-term, operating or finance lease. Right-of-use assets and lease liabilities are recognized for operating and finance leases. As permitted by ASC Topic 842, the Company elected not to recognize right-of-use assets and lease liabilities for short-term leases, defined by the standard as leases with terms of 12 months or less. Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and if applicable, prepaid rent, initial direct costs and any incentives received from the lessor. Lease liabilities represent the Company’s obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows. Cash flows are discounted at the Company’s incremental borrowing rate in effect at the commencement date of the lease.

Lease payments

Lease payments for short-term leases are recognized as lease expense on a straight-line basis over the lease term, or for variable lease payments, in the period in which the obligation was incurred. Payments for leases with terms longer than 12 months are included in the determination of the lease liability. Payments may be fixed for the term of the lease or variable. If the lease agreement provides a known escalator, such as a specified percentage increase per year or a stated increase at a specified time, the variable payment is included in the cash flows used to determine the lease liability. If the variable payment is based upon an unknown escalator, such as the consumer price index at a future date, the increase is not included in the cash flows used to determine the lease liability. The Company elected the practical expedient provided by Topic 842 not to allocate consideration in a contract between lease and non-lease components

Two of the Company’s leases provide known escalators that are included in the determination of the lease liability. One lease has an annual escalator based on the consumer price index-urban ("CPI-U"). The remaining leases do not have variable payments during the term of the lease.

Options to Extend, Residual Value Guarantees, and Restrictions and Covenants

Of the Company’s six operating leases, three leases offer the option to extend the lease term. Each of the three leases provides two options of five years each. For one of the leases, the Company is reasonably certain it will exercise one option of five years and has included the additional time and lease payments in the calculation of the lease liability. The lease agreement provides that the lease payment will increase at the exercise date based on the CPI-U. Because the CPI-U at the exercise date is unknown, the increase is not included in the cash flows determining the lease liability. None of the Company’s leases provide for residual value guarantees and none provide restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The following tables present information about leases:

	March 31, 2020	December 31, 2019
Lease liability	$2,214	$2,286
Right-of-use asset	$2,202	$2,277
Weighted average remaining lease term (in years)	6.69	6.90
Weighted average discount rate	3.03%	3.02%

	For the Three Months Ended March 31,
	2020		2019
Lease Expense
Operating lease expense		$93	$59
Short-term lease expense		1	39
Total lease expense		$94	$98

Cash paid for amounts included in lease liabilities		$91	$56
Right-of-use assets obtained in exchange for operating lease liabilities commencing during the period	$	---	$1,553

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability:

Undiscounted Cash Flow the Period	As of March 31, 2020
Nine months ending December 31, 2020	$264
Twelve months ending December 31, 2021	345
Twelve months ending December 31, 2022	349
Twelve months ending December 31, 2023	351
Twelve months ending December 31, 2024	333
Twelve months ending December 31, 2025	244
Thereafter	608
Total undiscounted cash flows	$2,494
Less: discount	(280)
Lease liability	$2,214

The contracts in which the Company is lessee are with parties external to the Company and not related parties. The Company has a small lease relationship with a director in which the Company is lessor.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

$ in thousands, except per share data

The purpose of this discussion and analysis is to provide information about the financial condition and results of operations of the Company.  Please refer to the financial statements and other information included in this report as well as the Company’s 2019 Annual Report on Form 10-K for an understanding of the following discussion and analysis. References in the following discussion and analysis to “we” or “us” refer tot the Company unless the context indicates that the reference is to the Bank.

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
●

monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Consumer Financial Protection Bureau and the Federal Deposit Insurance Corporation, and the impact of any policies or programs implemented pursuant to financial reform legislation,

●	unanticipated increases in the level of unemployment in the Company’s market,
●	the quality or composition of the loan and/or investment portfolios,
●	demand for loan products,
●	deposit flows,
●	competition,
●	demand for financial services in the Company’s market,
●	the real estate values in the Company’s market,
●	laws, regulations, and policies impacting financial institutions,
●	technological risks and developments, and cyber-threats, attacks, or events,
●	the Company’s technology initiatives,
●	applicable accounting principles, policies and guidelines,
●	an insufficient allowance for loan losses
●	the effectiveness of the Company's credit processes and management of the Company's credit risk
●	business disruptions and/or impact due to the coronavirus or similar pandemic diseases

These risks and uncertainties should be considered in evaluating the forward-looking statements contained in this report. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report. This discussion and analysis should be read in conjunction with the description of our “Risk Factors” in Item 1A. of the most recently filed Form 10-K.

The national economy, including the Company’s market area, has been impacted by the global COVID-19 pandemic and measures implemented to reduce its spread.  Social distancing and other preventative measures were mandated during March, 2020.  While the majority of economic data has not had time to capture its effects, record levels of unemployment claims indicate the economy will experience a downturn, though the degree of downturn is not yet known.  The Company anticipates elevated unemployment and other economic indicators will negatively impact the Company’s trade area. Because of the importance to the Company’s markets of state-funded universities, cutbacks in the funding provided by the Commonwealth of Virginia would also negatively impact employment. This could lead to a higher rate of delinquent loans and a greater number of real estate foreclosures. Higher unemployment and the fear of layoffs causes reduced consumer demand for goods and services, which negatively impacts the Company’s business and customers. An economic downturn will have an adverse effect on the Company.

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

Effect of COVID-19 Pandemic

During March, 2020, the global COVID-19 pandemic began to severely impact the economy.  In response to substantial public health concern, the federal and state governments, individual companies and countries around the world implemented methods to slow the pandemic’s spread, including social distancing, stay-at-home orders and a vast number of cancellations of previously scheduled economic activity.

                One of the Company’s top priorities are the health and safety of our customers and employees and toward that end, the Company has implemented certain protective measures.  Where possible the Company has allowed certain employees to telework and has rearranged work environments for other employees in order to promote appropriate social distancing. We have closed the lobbies of the Company’s 25 branches, but continue to serve our customers through internet banking, drive-thru facilities and ATMs.  Customers may also make an appointment to enter branch locations in order to apply for new products. Current analysis of our transactions has not shown a decline. Controls over cash and physical assets have remained in place and internal controls over financial reporting and disclosure have been maintained.

The Company also considered the impact of the pandemic on critical estimates, including the allowance for loan losses, valuation of goodwill, valuation of OREO, other-than-temporary impairment of securities and pension obligations, as well as lease right of use assets. The impact to the allowance for loan losses is discussed under the “Asset Quality” section. Analysis as of March 31, 2020 did not indicate declines in the valuation of OREO, other-than-temporary impairment of securities, pension obligations or lease right-of-use assets.  The Company will continue to monitor the values as the effects of the pandemic unfold.

The Company performed internal analysis as of March 31, 2020 to determine if updated goodwill impairment testing was necessary.  The analysis did not indicate the need for updated impairment testing.  Management also consulted with the third-party vendor who performs the annual goodwill impairment test.  The third-party vendor did not recommend updated impairment testing at this time.  The Company will continue to monitor goodwill and perform updated testing if determined to be appropriate.

Our business relies on positive relationships with customers.  At this time, we feel our customer relationships remain strong and our team remains ready to provide banking services.  The Company has a robust business continuity plan, and partners with vendors who we believe also have robust business continuity plans.  No material expenditures are expected to implement business continuity plans. In the event that we experience high infection rates within our staff, it would impact our ability to serve our customers for a certain period.  Infection rates remain at a relatively low level within our market and we have implemented many measures to protect the health of our employees.  Further, all critical functions are cross-trained as part of our business continuity preparedness.  The following discusses our financial position and results of operations for the first quarter of 2020 and where appropriate, the impact of the COVID-19 pandemic for the first quarter, as well as potential future impact.

Non-GAAP Financial Measures

This report refers to certain financial measures that are computed under a basis other than U.S. GAAP (“non-GAAP”), including the net interest margin and the noninterest margin.

The net interest margin is calculated by dividing annualized taxable equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit is 21%. The reconciliation of tax equivalent net interest income, which is not a measurement under U.S. GAAP, to net interest income, is reflected in the table below.

	Three months ended March 31,
	2020	2019
GAAP measures:
Interest and fees on loans	$8,466	$8,269
Interest on interest-bearing deposits	217	259
Interest and dividends on securities - taxable	2,356	1,683
Interest on securities - nontaxable	349	927
Total interest income	$11,388	$11,138

Interest on deposits	$1,796	$1,793
Net interest income	$9,592	$9,345

Non-GAAP measures:
Tax benefit on nontaxable loan income	$123	$116
Tax benefit on nontaxable securities income	96	251
Total tax benefit on nontaxable interest income	$219	$367
Total tax equivalent net interest income	$9,811	$9,712
Total tax equivalent net interest income, annualized	$39,460	$39,388

The noninterest margin is calculated by dividing noninterest expense less noninterest income (excluding recovery of insurance receivable and realized securities gain, net), annualized, by average year-to-date assets. The reconciliation of adjusted noninterest income and adjusted noninterest expense, which are not measurements under U.S. GAAP, is reflected in the table below.

	Three months ended March 31,
	2020	2019
Noninterest expense under GAAP	$6,467	$6,465

Noninterest income under GAAP	$2,135	$2,489
Less: recovery of insurance receivable	---	(538)
Less: realized securities gains, net	(20)	(12)
Noninterest income for ratio calculation, non-GAAP	$2,115	$1,939

Net noninterest expense, non-GAAP	$4,352	$4,526
Net noninterest expense, non-GAAP, annualized	17,504	18,355
Average assets	$1,312,427	$1,249,052
Noninterest margin	1.33%	1.47%

The return on average assets and return on average equity are calculated by annualizing net income and dividing by average year-to-date assets or equity, respectively. When net income includes larger nonrecurring items, the annualization magnifies their effect. In order to reduce distortion within the ratios, the Company adjusts net income for larger non-recurring items prior to annualization, and then nets the items against the annualized net income. The reconciliation of adjusted annualized net income, which is not a measurement under U.S. GAAP, is reflected in the table below.

The following table details the calculation of annualized net income for the return on average assets and the return on average equity:

	Three months ended March 31,
	2020	2019
Net Income	$3,979	$4,443
Items deemed non-recurring by management:
Securities gains, net of tax of ($4) in 2020 and ($3) in 2019	(16)	(9)
Insurance recovery in 2019, net of tax of $113	---	(425)
Adjusted net income	3,963	4,009
Adjusted net income, annualized	15,939	16,259
Items deemed non-recurring by management:
Securities gains, net of tax of $4 in 2020 and $3 in 2019	16	9
Insurance recovery in 2019, net of tax of $113	---	425
Annualized net income for ratio calculation	$15,995	$16,693

Critical Accounting Policies

General

The Company’s financial statements are prepared in accordance with U.S. GAAP. The financial information contained within our statements is, to a significant extent, financial information based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value obtained when earning income, recognizing an expense, recovering an asset or relieving a liability. Although the economics of the Company’s transactions may not change, the timing of events that would impact the transactions could change.

Allowance for Loan Losses

The allowance for loan losses is an estimate of probable losses inherent in our loan portfolio. The allowance is funded by the provision for loan losses, reduced by charge-offs of loans and increased by recoveries of previously charged-off loans. The determination of the allowance is based on two accounting principles, ASC Topic 450-20 (Contingencies) which requires that losses be accrued when occurrence is probable and the amount of the loss is reasonably estimable, and ASC Topic 310-10 (Receivables) which requires accrual of losses on impaired loans if the recorded investment exceeds fair value.

Probable losses are accrued through two calculations, individual evaluation of impaired loans and collective evaluation of the remainder of the portfolio. Impaired loans are larger non-homogeneous loans for which there is a probability that collection will not occur according to the loan terms, as well as loans whose terms have been modified in a TDR. Impaired loans that are not TDRs with an estimated impairment loss are placed on nonaccrual status. TDRs with an impairment loss may accrue interest if they have demonstrated six months of timely payment performance.

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

The Company bases collateral method fair valuation upon the “as-is” value of independent appraisals or evaluations. Valuations for impaired loans secured by residential 1-4 family properties with outstanding principal balances greater than $250 are based on an appraisal. Appraisals are also used to value impaired loans secured by commercial real estate with outstanding principal balances greater than $500. Collateral-method impaired loans secured by residential 1-4 family property with outstanding principal balances of $250 or less, or secured by commercial real estate with outstanding principal balances of $500 or less, are valued using a real estate evaluation prepared by a third party.

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

The appraisal or evaluation value for a collateral-dependent loan for which recovery is expected solely from the sale of collateral is reduced by estimated selling costs. Estimated losses on collateral-dependent loans, as well as any other impairment loss considered uncollectible, are charged against the allowance for loan losses. Impairment losses that are not considered uncollectible or for loans that are not collateral-dependent are accrued in the allowance. Impaired loans with partial charge-offs are maintained as impaired until the remaining balance is satisfied. Smaller homogeneous impaired loans that are not TDRs and are not part of a larger impaired relationship are collectively evaluated.

TDRs are impaired loans and are measured for impairment under the same valuation methods as other impaired loans. TDRs are maintained in nonaccrual status until the loan has demonstrated reasonable assurance of repayment with at least six months of consecutive timely payment performance.

Collectively evaluated loans

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

Two loss rates for each class are calculated: total net charge-offs for the class as a percentage of average class loan balance (“class loss rate”), and total net charge-offs for the class as a percentage of average classified loans in the class (“classified loss rate”). Classified loans are those with risk ratings that indicate credit quality is “substandard”, “doubtful” or “loss”. Net charge-offs in both calculations include charge-offs and recoveries of classified and non-classified loans as well as those associated with impaired loans. Class historical loss rates are applied to collectively evaluated non-classified loan balances, and classified historical loss rates are applied to collectively evaluated classified loan balances.

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

The Company accrues additional allocations for criticized loans within each class and for loans designated high risk. Criticized loans include classified loans as well as loans rated “special mention.” Loans rated special mention indicate weakened credit quality but to a lesser degree than classified loans. High risk loans are defined as junior lien mortgages, loans with high loan-to-value ratios and loans with terms that require interest only payments. Both criticized loans and high risk loans are included in the base risk analysis for each class and are allocated additional reserves.

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

The estimate of the allowance for March 31, 2020 considered market conditions as of March 31, 2020 where possible, and the most recent available information when data was not available as of March 31, 2020, portfolio conditions during the first three months of 2020 and the levels of delinquencies and net charge-offs in the eight quarters prior to the quarter ended March 31, 2020. Reliable data that captures the effect of the COVID-19 pandemic and resulting impact to economic activity was not available as of March 31, 2020.  Management used its best judgement in incorporating possible impacts as of March 31, 2020 in estimating the allowance for loan losses but if the economy experiences a greater downturn than estimated, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see Note 3 to the consolidated financial statements and “Asset Quality,” and “Provision and Allowance for Loan Losses.”

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

The Company performed internal analysis as of March 31, 2020 to determine if updated goodwill impairment testing was necessary.  The analysis did not indicate the need for updated impairment testing.  Management also consulted with the third-party vendor who performs the annual goodwill impairment test.  The third-party vendor did not recommend updated impairment testing at this time.  The Company will continue to monitor goodwill and perform updated testing if determined to be appropriate.

OREO

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

Pension Plan

The Company’s actuary determines plan obligations and annual pension plan expense using a number of key assumptions. Key assumptions may include the discount rate, the estimated return on plan assets and the anticipated rate of compensation increases. Changes in these assumptions in the future, if any, or in the method under which benefits are calculated, may impact pension assets, liabilities or expense.

Other Than Temporary Impairment (“OTTI”) of Securities

Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (i) the Company intends to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery, the Company must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no OTTI. If there is a credit loss, OTTI exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income. The Company regularly reviews each investment security for OTTI based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, the Company’s best estimate of the present value of cash flows expected to be collected from debt securities, the Company’s intention with regard to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery.

Overview

National Bankshares, Inc. is a financial holding company that was organized in 1986 under the laws of Virginia and is registered under the Bank Holding Company Act of 1956. NBI has two wholly-owned subsidiaries, the National Bank of Blacksburg and National Bankshares Financial Services, Inc. NBB is a community bank and does business as National Bank from twenty-five office locations and one loan production office. NBB is the source of nearly all of the Company’s revenue. NBFS does business as National Bankshares Investment Services and National Bankshares Insurance Services. Income from NBFS is not significant at this time, nor is it expected to be so in the near future.

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

NBB is community-oriented and offers a full range of retail and commercial banking services to individuals, businesses, non-profits and local governments from its headquarters in Blacksburg, Virginia and its twenty-four branch offices throughout southwest Virginia and one loan production office in Roanoke, Virginia. NBB has telephone, mobile and internet banking and it operates twenty-three automated teller machines in its service area.

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

SBA Paycheck Protection Program. Congress authorized the Coronavirus Aid, Relief and Economic Security (“CARES”) Act on March 25, 2020.  Part of the legislation authorized $349 billion for the Paycheck Protection Program.  Under the program, small businesses may apply for loans to maintain their payroll for up to 8 weeks. The Company began processing applications when the Small Business Administration opened the application period on April 3, 2020.  As of April 30, 2020, the Company has obtained SBA approval for 717 loans totaling $56.1 million. Of those loans, 516 loans totaling $48.2 million have been funded.

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

Performance Summary

The following table presents the Company’s key performance ratios for the three months ended March 31, 2020 and March 31, 2019 and the year ended December 31, 2019. The measures for March 31, 2020 and March 31, 2019 are annualized, except for basic earnings per share and fully diluted earnings per share.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Twelve Months Ended December 31, 2019
Return on average assets (1)	1.22%	1.34%	1.39%
Return on average equity (1) (4)	8.42%	8.91%	9.87%
Basic earnings per share (4)	$0.61	$0.65	$2.65
Fully diluted earnings per share	$0.61	$0.65	$2.65
Net interest margin (2)	3.20%	3.34%	3.29%
Noninterest margin (3)	1.33%	1.47%	1.44%

(1)

Return on average assets and return on average equity are non-GAAP measures. Components of U.S. GAAP net income that are deemed non-recurring by management are removed prior to annualizing the adjusted net income. The adjusted net income is annualized. Items deemed non-recurring by management are added back to the annualized adjusted net income, and the total is divided by average assets for return on average assets, or divided by average equity for return on average equity.

(2)	Net interest margin is a non-GAAP measure. Tax advantaged portions of net interest income are adjusted to their fully-taxable equivalent basis and divided by average earning assets.
(3)

Noninterest margin is a non-GAAP measure. Noninterest expense is adjusted for items deemed by management to be non-recurring. Noninterest income is adjusted for items deemed by management to be non-recurring and securities gains and losses. Adjusted noninterest income is subtracted from adjusted noninterest expense and the difference is divided by average year-to-date assets.

(4)	During the three months ended March 31, 2019, the Company repurchased 452,400 shares under its publicly announced stock repurchase plan. The repurchase reduced shareholders equity by $17,997.

The first quarter of 2020 reflects the impact of the COVID-19 pandemic for approximately one month.  The Company has implemented measures to protect the health and safety of customers and employees, worked with borrowers to provide payment relief, provided SBA Paycheck Protection Program loans to qualifying customers, and used available information to inform and quantify the increased risk in the allowance for loan losses.  While it is not possible to predict the length of the pandemic or the full extent of its economic impacts, we expect that future quarters will reflect the impact for the entire quarter.

The annualized return on average assets decreased 12 basis points for the three months ended March 31, 2020 compared with the three months ended March 31, 2019. The annualized return on average equity decreased 49 basis points for the three months ended March 31, 2020 compared with the three months ended March 31, 2019.

The annualized net interest margin was 3.20% for the three months ended March 31, 2020, down 14 basis points from the 3.34% reported for the three months ended March 31, 2019. The primary factor driving the decrease in the net interest margin was the decrease in the yield on loans and interest-bearing deposits and the relative decrease in the volume of higher-yielding nontaxable securities. Please refer to the discussion under Net Interest Income for further information.

The annualized noninterest margin improved by 14 basis points when compared with the three month period ended March 31, 2019. Please refer to the discussions under Noninterest Income and Noninterest Expense for further information.

Growth

NBI’s key growth indicators are shown in the following table.

	March 31, 2020	December 31, 2019	Percent Change
Interest-bearing deposits	$71,898	$76,881	(6.48)%
Securities and restricted stock	440,298	436,483	0.87%
Loans, net	722,243	726,588	(0.60)%
Deposits	1,108,183	1,119,753	(1.03)%
Total assets	1,318,976	1,321,837	(0.22)%

Asset Quality

Key indicators of the Company’s asset quality are presented in the following table.

	March 31, 2020	March 31, 2019	December 31, 2019
Nonperforming loans	$3,452	$3,734	$3,375
Loans past due 90 days or more, and still accruing	170	55	231
Other real estate owned	1,584	2,025	1,612
Allowance for loan losses to loans	0.99%	1.02%	0.94%
Net charge-off ratio	0.06%	0.13%	0.09%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.69%	0.80%	0.68%
Ratio of allowance for loan losses to nonperforming loans	209.73%	197.11%	203.35%

The Company’s risk analysis at March 31, 2020 determined an allowance for loan losses of $7,240 or 0.99% of loans net of unearned income and deferred fees and costs, an increase from $6,863 or 0.94% at December 31, 2019. The determination of the appropriate level for the allowance for loan losses resulted in a provision of $479 for the three months ended March 31, 2020, compared with a provision of $200 for the three month period ended March 31, 2019. To determine the appropriate level of the allowance for loan losses, the Company considers credit risk for certain loans designated as impaired and for non-impaired (“collectively evaluated”) loans.

Individually evaluated impaired loans totaled $5,671 on a gross basis and $5,672 net of unearned income and deferred fees and costs, with specific allocations to the allowance for loan losses totaling $110 at March 31, 2020. Individually evaluated impaired loans at December 31, 2019 were $5,289 on a gross basis as well as net of unearned income and deferred fees and costs, with specific allocations to the allowance for loan losses of $110. The specific allocation is determined based on criteria particular to each impaired loan.

The impact of the COVID-19 pandemic continues to evolve and in future quarters may result in additional loans designated as impaired. Cash flow assumptions associated with impaired loans measured under the cash flow method may be impacted if borrowers are further distressed by the economic impacts of the pandemic, resulting in lower measurements and increased charge-offs and or higher funding requirements for the allowance for loan losses. If the pandemic suppresses real estate activity, real estate values could decline, causing reduced collateral values for impaired loans measured under the collateral method and potential charge-offs.

Collectively evaluated loans totaled $724,345 on a gross basis and $723,811 net of unearned income and deferred fees and costs, with an allowance of $7,130 or 0.99% at March 31, 2020. At December 31, 2019, collectively evaluated loans totaled $728,738 on a gross basis and $728,162 net of unearned income and deferred fees and costs, with an allowance of $6,753 or 0.93%.

For collectively evaluated loans, the Company applies to each loan class a historical net charge-off rate, adjusted for qualitative factors that influence credit risk. Qualitative factors evaluated for impact to credit risk include economic measures, asset quality indicators, loan characteristics, and internal Bank policies and management.

Net charge-off rates for each class are averaged over 8 quarters (2 years) to determine the historical net charge off rate applied to each class of collectively evaluated loans. Net charge-offs for the three months ended March 31, 2020 were $102 or 0.06% of average loans, a decrease from $230 or 0.13% for the three months ended March 31, 2019. The 8-quarter average historical loss rate applied to the calculation was 0.08% for March 31, 2020 and for March 31, 2019. Increases in the net charge-off rate increase the required allowance for collectively evaluated loans, while decreases in the net charge-off rate decrease the required allowance for collectively evaluated loans.

Economic factors influence credit risk and impact the allowance for loan loss. The Company considers economic indicators within its market area, including: unemployment, business and personal bankruptcy filings, the residential vacancy rate and the inventory of new and existing homes. The Company also assesses the interest rate, competitive, legal and regulatory environments.

Lower unemployment lowers credit risk and the allowance for loan losses, while higher unemployment increases credit risk. Higher bankruptcy filings indicate heightened credit risk and increase the allowance for loan losses, while lower bankruptcy filings have a beneficial impact on credit risk. Residential vacancy rates and housing inventory impact the Company’s residential construction customers and the consumer real estate market. Higher levels increase credit risk. The interest rate environment impacts variable rate loans. If interest rates increase, the payment on variable rate loans increases, which may increase credit risk. However, the effect of gradual, measured interest rate changes does not affect credit risk as much as a volatile interest rate environment. Higher competition for loans increases credit risk, while lower competition decreases credit risk.

Measurements of economic indicators are the most recent that the Company can obtain but due to lack of data availability, some economic indicators lag the report date by one to three months. In periods of low volatility, lagging indicators are accepted as reasonably representative of current conditions. During March 2020, the economy began to experience volatility from the global COVID-19 pandemic and methods implemented to slow its spread, including social distancing, stay-at-home orders and a vast number of cancellations of previously scheduled economic activity. The situation continues to evolve and sources of economic indicators available as of March 31, 2020 do not reflect the impact of the pandemic.

To attempt to incorporate this unprecedented impact, the Company implemented a new qualitative factor for unemployment filings. Data specific to the Company’s market area is not yet available, but historical analysis shows a strong correlation between national and local unemployment filings. The number of national unemployment claims increased significantly from levels at December 31, 2019, indicating increased credit risk. The Company assessed this as a significant decline and added 8 basis points to the allowance for loan losses. The economic impact of the COVID-19 pandemic will be fully reflected in future quarters and indicators will likely show a significant softening in the economy. The Company continues to monitor economic indicators and their effect on credit risk. A discussion of the Company’s usual economic indicators as of the most recently available measurement follows:

As of March 31, 2020, the most recent data for the Company’s market area unemployment rate was as of December 31, 2019 and increased slightly from the data available for the allowance for loan losses calculation as of December 31, 2019. The Company assessed a slight increase to credit risk. Business and personal bankruptcy filing data was also available as of December 31, 2019 and showed slight improvement from the data available for the allowance for loan losses calculation as of December 31, 2019. Residential vacancy data analyzed for the March 31, 2020 allowance for loan losses was available as of the fourth quarter of 2019 and showed no change from the data used for the December 31, 2019 calculation. Housing inventory data was available as of March 31, 2020 and was at a similar level to data available at December 31, 2019, resulting in no change to the assessment for credit risk.

The Federal Reserve, in an attempt to bolster the economy against the impact of COVID-19, reduced rates twice in March, 2020 by a total of 150 basis points. This will provide variable rate loans with lower payments, and likely provide lower credit risk. The competitive environment remained at a similar level to December 31, 2019.

The Company considers other factors that impact credit risk, including the risk from changes in the legal and regulatory environments, changes to lending policies and loan review, and changes in management’s experience. The legal and regulatory environment, lending policies, and management’s experience remained at similar levels to December 31, 2019.

Levels of high risk loans are considered in the determination of the level of the allowance for loan loss. High risk loans are defined by the Company as loans secured by junior liens, interest-only loans and loans with a high loan-to-value ratio. A decrease in the level of high risk loans within a class decreases the required allocation for the loan class, and an increase in the level of high risk loans within a class increases the required allocation for the loan class. Total high risk loans increased $3,366 or 2.61% from the level at December 31, 2019, resulting in an increased allocation.

Asset quality indicators affect the level of the allowance for loan losses. Asset quality indicators are measured as of March 31, 2020. The pandemic’s impact became severe during the latter half of March and asset quality indicators as of March 31, 2020 have not had time to reflect its impact. Accruing loans past due 30-89 days were 0.39% of total loans, net of unearned income and deferred fees and costs at March 31, 2020, an increase from 0.15% at December 31, 2019. Accruing loans past due 90 days or more were 0.02% of total loans, net of unearned income and deferred fees and costs at March 31, 2020, and 0.03% at December 31, 2019. Nonaccrual loans at March 31, 2020 were 0.47% of total loans, net of unearned income and deferred fees and costs, an increase from 0.46% at December 31, 2019. Decreases in past due and nonaccrual loans reduce the required level of the allowance for loan losses, while increases in past due and nonaccrual loans increase the required level of the allowance for loan losses.

Loans rated “special mention” and “classified” (together, “criticized assets”) indicate heightened credit risk. Higher levels of criticized assets increase the required level of the allowance for collectively evaluated loans, while lower levels of criticized assets reduce the required level of the allowance for collectively evaluated loans. Loans rated special mention receive a 50% greater allocation for qualitative risk factors, and loans rated classified receive a 100% greater allocation for qualitative risk factors. A classified loss rate is also applied to classified loans, calculated as net charge offs divided by classified loans. As with past due status, risk ratings have not yet had time to reflect the impact of the pandemic. Collectively evaluated loans rated “special mention” were $153 at March 31, 2020 and $135 at December 31, 2019. Collectively evaluated loans rated classified were $1,124 at March 31, 2020 and $961 at December 31, 2019.

In addition to funding the allowance for loan losses based upon data analysis, the Company has an option to increase the allowance based upon management judgement. The Company’s policy permits an unallocated surplus of up to 5% in excess of the calculated requirement. The unallocated surplus at March 31, 2020 is $344 or 5% in excess of the calculated requirement. As of December 31, 2019, the unallocated surplus was $326 or 5%. The Company maintained the surplus at 5% to provide some mitigation of the uncertainty surrounding the impact of COVID-19.

The calculation of the appropriate level for the allowance for loan losses incorporates analysis of multiple factors and requires management’s prudent and informed judgment. The ratio of the allowance for loan losses to total loans, net of unearned income and deferred fees and costs at March 31, 2020 is 0.99%, an increase from 0.94% at December 31, 2019. The ratio of the allowance for collectively evaluated loan losses to collectively evaluated loans, net of unearned income and deferred fees and costs, is 0.99%, compared with 0.93% at December 31, 2019. The most recently available data showed improvements that decreased the required level of the allowance for loan losses from December 31, 2019 including the net charge-off rate, business and personal bankruptcy filings, the interest rate environment and accruing loans past due 90 days or more. Other indicators slightly offset the improvements, including a slight worsening in nonaccrual loans, loans past due 30-89 days, the unemployment rate, and loans considered high risk. To attempt to capture the impact on credit risk of the global COVID-19 pandemic, which became severe at the end of the quarter and continues to evolve, and has not yet been captured in standard indicators available at March 31, 2020, the Company added 8 basis points based on unprecedented national unemployment filing data. Because of lack of available data and uncertainty surrounding the impact of the pandemic, the Company also increased its unallocated surplus to the maximum allowed by its policy. Based on analysis of historical indicators, asset quality and economic factors, management believes the level of allowance for loan losses is reasonable for the credit risk in the loan portfolio as of March 31, 2020.

Please refer to Note 3: Allowance for Loan Losses, Nonperforming Assets and Impaired Loans for further information on collectively evaluated loans, individually evaluated impaired loans and the unallocated portion of the allowance for loan losses.

The following table discloses the OREO in physical possession and in process at each reporting date:

Other Real Estate Owned(1)	March 31, 2020	March 31, 2019	December 31, 2019
Real estate construction	$1,443	$2,012	$1,443
Consumer real estate	141	13	169
Commercial real estate	---	---	---
Total other real estate owned	$1,584	$2,025	$1,612

Loans in process of foreclosure	$558	$496	$509

(1)	Net of valuation allowance.

OREO decreased $28 from December 31, 2019 and $441 from March 31, 2019. As of March 31, 2020, loans secured by residential real estate totaling $558 are in various stages of foreclosure and may impact OREO in future quarters. It is not possible to accurately predict the future total of OREO because property sold at foreclosure may be acquired by third parties and OREO properties are regularly marketed and sold.

The Company continues to monitor risk levels within the loan portfolio.  As of March 31, 2020, the effect of the COVID-19 pandemic has not impacted real estate values in the Company’s market.  If the pandemic suppresses real estate activity, real estate values could decline, causing reduced collateral values for existing OREO properties which may result in loss recognition.  The Company is working diligently with borrowers to provide payment relief, however if the pandemic results in increased foreclosures, OREO properties will increase.

Modifications and TDRs

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

The Company codes modifications to assist in identifying TDRs. The majority of modifications were granted for competitive reasons and did not constitute TDRs. A description of modifications that did not result in TDRs follows:

Three Months Ended March 31, 2020
Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Amount Modified (in thousands)
Rate reductions for competitive purposes	38	$12,685
Payment extensions for less than 3 months	20	1,007
Maturity date extensions of more than 3 months and up to 6 months	34	12,189
Maturity date extensions of more than 6 months and up to 12 months	3	200
Maturity date extensions of more than 12 months	89	4,699
Advances on non-revolving loans or capitalization	8	4,768
Change in amortization term or method	1	120
Change or release of collateral	4	135
Renewal of expired equity line for additional 10 years	8	124
Renewal of single-payment notes	68	1,423
Total modifications that do not constitute TDRs	273	$37,350

The COVID-19 pandemic has negatively impacted a significant number of the Company’s borrowers, and is likely to continue to adversely impact such borrowers for the foreseeable future.  Other borrowers of the company that, as of the date of this report, have not been negatively affected by the pandemic, may also experience financial hardship as a result of COVID-19.  The Company is working with borrowers to provide short-term payment relief, including extending payments for 30 or 60 days.  In addition to the modifications in the table above, the Company modified 73 loans by March 31, 2020 for COVID-19-related hardship, totaling $37,720, and has continued providing modifications after March 31, 2020 as the pandemic continues to impact borrowers. Borrowers may increase their requests for concessions, including competitive rate decreases and/or payment modifications which will decrease interest income.  If the pandemic lasts longer than the period of relief provided by the extensions, the Company expects to continue to work with borrowers in order to protect eventual repayment ability.

While regulatory guidance provides that current short-term relief in response to the COVID-19 crisis does not automatically result in TDR or nonaccrual status, the Company is monitoring outlooks for borrowers and additional concessions that may result in TDRs and nonaccruals, based upon individual borrower circumstances and regulatory guidance.  The allowance for loan losses measures TDRs for impairment and considers trends in nonaccruals.  Impaired TDRs may result in additional accruals to the allowance or charge-offs and increased nonaccruals will increase the allowance for collectively evaluated loans.  Nonaccrual loans do not accrue interest, which will decrease the Company’s net interest margin.

Three Months Ended March 31, 2019
Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Amount Modified (in thousands)
Rate reductions for competitive purposes	1	$842
Payment extensions for less than 3 months	23	536
Maturity date extensions of more than 3 months and up to 6 months	26	5,331
Maturity date extensions of more than 6 months and up to 12 months	80	7,280
Maturity date extensions of more than 12 months	1	304
Advances on non-revolving loans or capitalization	---	---
Change in amortization term or method	1	90
Change or release of collateral	10	270
Renewal of expired equity line for additional 10 years	5	95
Renewal of single-payment notes	35	946
Total modifications that do not constitute TDRs	182	$15,694

Twelve Months Ended December 31, 2019
Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Amount Modified (in thousands)
Rate reductions for competitive purposes	10	$21,717
Payment extensions for less than 3 months	72	1,302
Maturity date extensions of more than 3 months and up to 6 months	143	20,287
Maturity date extensions of more than 6 months and up to 12 months	234	14,475
Maturity date extensions of more than 12 months	74	8,811
Advances on non-revolving loans or recapitalization	4	1,019
Change in amortization term or method	11	4,374
Change or release of collateral	26	532
Renewal of expired equity line for additional 10 years	34	1,330
Renewal of single-payment notes	124	3,254
Total modifications that do not constitute TDRs	732	$77,101

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

The Company’s TDRs were $4,783 at March 31, 2020, a decrease from $4,940 at December 31, 2019. Accruing TDR loans amounted to $1,592 at March 31, 2020 and $1,729 at December 31, 2019. TDRs with at least six months of current payment history may accrue interest.

The following tables present the past due status of TDRs as of the dates indicated.

	TDR Status as of March 31, 2020
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due	90+ Days Past Due		Nonaccrual
Consumer real estate	$559	$197	$100	$	---	$262
Commercial real estate	3,303	374	---		---	2,929
Commercial non-real estate	917	702	215		---	---
Consumer non-real estate	4	4	---		---	---
Total TDR Loans	$4,783	$1,277	$315	$	---	$3,191

	TDR Status as of December 31, 2019
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Consumer real estate	$688	$426	$	---	$	---	$262
Commercial real estate	3,331	382		---		---	2,949
Commercial non-real estate	916	916		---		---	---
Consumer non-real estate	5	2		3		---	---
Total TDR Loans	$4,940	$1,726		$3	$	---	$3,211

Restructuring generally results in a loan with either lower payments or a maturity extended beyond that originally required, and is expected to result in a lower risk of loss associated with nonperformance than the pre-modified loan. The Company did not modify any loans in TDRs during the three month periods ended March 31, 2020 and March 31, 2019. Please refer to Note 3: Allowance for Loan Losses, nonperforming Assets and Impaired Loans for information on TDRs.

Net Interest Income

The net interest income analysis for the three months ended March 31, 2020 and 2019 follows:

	Three Months Ended
	March 31, 2020			March 31, 2019
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)(4)	$731,353	$8,589	4.72%	$710,291	$8,385	4.79%
Taxable securities (5)(6)	397,836	2,356	2.38%	315,221	1,683	2.17%
Nontaxable securities (1)(5)	37,295	445	4.80%	108,152	1,178	4.42%
Interest-bearing deposits	66,583	217	1.31%	44,246	259	2.37%
Total interest-earning assets	$1,233,067	$11,607	3.79%	$1,177,910	$11,505	3.96%
Interest-bearing liabilities:
Interest-bearing demand deposits	$630,467	$1,115	0.71%	$608,266	$1,404	0.94%
Savings deposits	147,344	122	0.33%	139,730	92	0.27%
Time deposits	126,269	559	1.78%	106,618	297	1.13%
Total interest-bearing liabilities	$904,080	$1,796	0.80%	$854,614	$1,793	0.85%
Net interest income and interest rate spread		$9,811	2.99%		$9,712	3.11%
Net yield on average interest-earning assets			3.20%			3.34%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 21%.
(2)	Included in interest income are loan fees of $21 and $37 for the three months ended March 31, 2020 and 2019, respectively.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes loans held for sale.
(5)	Daily averages are shown at amortized cost.
(6)	Includes restricted stock.

The net interest margin decreased 14 basis points when the three month periods ended March 31, 2020 and March 31, 2019 are compared. The decrease in interest rate spread resulted from a decrease in tax equivalent yield on interest-earning assets of 17 basis points, partially offset by a decrease in the cost of interest-bearing liabilities of 5 basis points when the three month periods ended March 31, 2020 and March 31, 2019 are compared.

The tax equivalent yield on loans decreased 7 basis points when the three month period ended March 31, 2020 is compared with the same period ended March 31, 2019. During the first quarter of 2020, the Company worked with borrowers that have been negatively affected by the economic impact of the COVID-19 pandemic.  The Company provided payment relief for borrowers with an aggregate of $31,921 in loans by extending payments for 30 or 60 days.  Certain loan system parameters result in reversal of accrued interest when a payment is extended.  This negatively affected the yield on loans.

The yield on taxable securities increased 21 basis points when the three month period ended March 31, 2020 is compared with the same period ended March 31, 2019. The yield on nontaxable securities increased 38 basis points when the three month periods ended March 31, 2020 and March 31, 2019 are compared. When the three month periods ended March 31, 2020 and 2019 are compared, the mix of securities between taxable and nontaxable changed, with a smaller investment in nontaxable securities during the first quarter of 2020.

The decrease in the cost of interest-bearing liabilities was driven by a decrease in offering rates on interest-bearing demand deposits. The cost of interest-bearing demand deposits decreased 23 basis points for the three month period ended March 31, 2020 when compared with the same period ended March 31, 2019. The cost of savings deposits increased 6 basis points and the cost of time deposits increased 65 basis points when the three month periods ended March 31, 2020 and March 31, 2019 are compared. Prior to the COVID-19 pandemic, the Company had begun reducing deposit offering rates and has continued to reduce rates, consistent with Federal Reserve rate reductions and within competitive parameters. The Company’s yield on earning assets and cost of funds are largely dependent on the interest rate environment.

Provision and Allowance for Loan Losses

The calculation of the allowance for loan losses resulted in a provision for loan losses of $479 for the three month period ended March 31, 2020, compared with a provision for loan losses of $200, for the same period ended March 31, 2019. The provision for loan losses is the result of a detailed analysis to estimate an adequate allowance for loan losses. The ratio of the allowance for loan losses to total loans at March 31, 2020 was 0.99%, compared with 0.94% at December 31, 2019 and 1.02% at March 31, 2019. The net charge-off ratio was 0.06% (annualized) for the three months ended March 31, 2020, 0.13% (annualized) for the three months ended March 31, 2019 and 0.09% for the year ended December 31, 2019. See “Asset Quality” for additional information.

Noninterest Income

	Three Months Ended
	March 31, 2020	March 31, 2019	Percent Change
Service charges on deposits	$582	$590	(1.36)%
Other service charges and fees	39	52	(25.00)%
Credit and debit card fees	306	309	(0.97)%
Trust fees	434	397	9.32%
BOLI income	221	219	0.91%
Other income	533	910	(41.43)%
Realized securities gain, net	20	12	66.67%

Service charges on deposit accounts decreased 1.36% for the three month period ended March 31, 2020 when compared with the same period ended March 31, 2019. Other service charges and fees decreased 25.00% when the three period ended March 31, 2020 is compared with the same period ended March 31, 2019. Other service charges include charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees for letters of credit and the income earned from commissions on the sale of credit life, accident and health insurance. Decreased volume in letters of credit resulted in most of the decline. Service charges on deposits and other service charges and fees are subject to normal business fluctuation and are not due to changes in fee structure.

Credit and debit card fees are presented net of interchange expense. Credit and debit card fees decreased $3 for the three month period ended March 31, 2020 when compared with the same period last year. Credit and debit card fees are based on volume and other factors.

Income from trust fees increased $37 for the three month period ended March 31, 2020, compared with the same period ended March 31, 2019. Trust income varies depending on the total assets held in trust accounts, the type of accounts under management and financial market conditions.

Bank owned life insurance ("BOLI") income increased $2 for the three month period ended March 31, 2020 when compared with the same period ended March 31, 2019.

Other income includes fees on the sale of secondary-market mortgages, net gains from the sale of fixed assets, revenue from investment and insurance sales, and other miscellaneous components. These areas fluctuate with market conditions and competitive factors. Other income decreased $377 for the three months ended March 31, 2020 when compared with the same period ended March 31, 2019. Other income in 2019 benefitted from a one-time recovery of $538 on a previously recognized insurance loss.

The Company realized a gain of $20 on the call and sale of securities during the three month period ended March 31, 2020 and realized a gain of $12 during the three month period ended March 31, 2019. Net realized securities gains and losses are market driven.

Noninterest Expense

	Three Months Ended
	March 31, 2020	March 31, 2019	Percent Change
Salaries and employee benefits	$3,979	$3,821	4.14%
Occupancy, furniture and fixtures	450	465	(3.23)%
Data processing and ATM	791	751	5.33%
FDIC assessment	---	85	(100.00)%
Net costs of other real estate owned	22	25	(12.00)%
Franchise taxes	343	314	9.24%
Other operating expenses	882	1,004	(12.15)%

Total noninterest expense increased $2 or 0.03% for the three month period ended March 31, 2020 when compared with the same period of 2019.

Salaries and employee benefits increased $158 or 4.14% for the three month period ended March 31, 2020 when compared with the same period in 2019. This expense category includes employee salaries, payroll taxes, insurance and fringe benefits, employee stock ownership plan contribution accruals, the service component of net periodic pension cost, and salary continuation expenses.

Occupancy, furniture and fixtures expense decreased $15 or 3.23% when the three month periods ended March 31, 2023 and March 31, 2019 are compared.

Data processing and ATM expense increased $40 for the three month period ended March 31, 2020, compared with the same period in 2019, due to infrastructure upgrades.

Federal Deposit Insurance Corporation ("FDIC") assessment expense decreased $85 for the three month period ended March 31, 2020 when compared with the same period of 2019. The FDIC assessment is accrued based on a method provided by the FDIC. During the third quarter of 2019, the FDIC notified the Bank that it was eligible to use small bank assessment credits. The credits fully offset the Bank’s September 30, 2019, December 31, 2019 and March 31, 2020 assessment payments. If the FDIC’s Deposit Insurance Fund Reserve Ratio maintains a certain ratio, the Bank may be able to use $49 in remaining credits to offset its June 30, 2020 assessment. The calculation is based on average assets divided by average tangible equity and incorporates risk-based factors to determine the amount of the assessment.

Net costs of OREO decreased $3 for the three month period ended March 31, 2020, compared with the same period in 2019. The cost of OREO includes maintenance costs as well as valuation write-downs and gains and losses on the sale of properties. The expense varies with the number of properties, the maintenance required and changes in the real estate market. OREO properties are accounted for at fair value less cost to sell upon foreclosure and are thereafter periodically appraised to determine market value. Declines in market value are recognized through valuation expense. There were no write downs on OREO properties during the three months ended March 31, 2020 and March 31, 2019. The Company recognized a loss on the sale of OREO of $4 for the three months ended March 31, 2020 and $5 for the three months ended March 31, 2019.

Franchise tax expense increased $29 or 9.24% when the three month period ended March 31, 2020 is compared with the three month period ended March 31, 2019. Franchise tax is primarily based on capital levels of the subsidiary bank.

The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs, postage, charitable donations, losses and other expenses. Other operating expense decreased $122 or 12.15% for the three month period ended March 31, 2020, compared with the same period of 2019, primarily due to decreased legal fees and lower pension non-service cost.

Cybersecurity Risks and Incidents

      The Company treats cybersecurity risk seriously. The Company has a program to identify, mitigate and manage its cybersecurity risks.  The program includes penetration testing and vulnerability assessment, technological defenses such as antivirus software, patch management, firewall management, email and web protections, an intrusion prevention system, a cybersecurity insurance policy which covers some but not all losses arising from cybersecurity breaches, as well as ongoing employee training.  The costs of these measures were $93 for the three months ended March 31, 2020 and $76 for the three months ended March 31, 2019. These costs are included in various categories of noninterest expense.

As disclosed in the Company’s Form 10-K for the year ended December 31, 2019 the Company experienced two intrusions to its digital systems, one in May 2016 and one in January 2017. The Company retained two nationally recognized firms to investigate and remediate the intrusions and has adopted and implemented all of the recommendations provided through the investigations.  The financial impact of the attacks include the amount of the theft, as well as costs of investigation, remediation and litigation the Company pursued against the insurance carrier.  Costs for legal consultation totaled $58 for the first three months of 2019 and litigation was settled during this period, subject to a non-disclosure agreement.  There has been no litigation against the Company to date associated with the breaches.

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

Income Tax

Income tax expense for the first three months of 2020 was $802, compared with $726 for the first three months of 2019.  The Company’s federal statutory corporate tax rate is 21%.  The Company’s effective tax rate for the three month period ended March 31, 2020 was 16.77%, compared with 14.05% for the three month period ended March 31, 2019.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	March 31, 2020	December 31, 2019	Percent Change
Interest-bearing deposits	$66,583	$74,527	(10.66	) %
Securities available for sale and restricted stock	440,141	394,356	11.61%
Loans, net	723,971	711,851	1.70%
Total assets	1,312,427	1,255,934	4.50%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$200,096	$200,970	(0.43	) %
Interest-bearing demand deposits	630,467	601,884	4.75%
Savings deposits	147,344	142,985	3.05%
Time deposits	126,269	116,844	8.07%
Stockholders’ equity	189,516	176,906	7.13%

Securities

Securities available for sale are measured at fair value on a recurring basis. Market conditions at March 31, 2020 are reflected in the presentation of securities available for sale. While we do not expect significant changes in future judgements or methodologies used to determine the fair value of the securities portfolio, market volatility associated with the COVID-19 pandemic, or any future national or global concern, will impact the value of securities. Management regularly monitors the quality of the securities portfolio and closely follows the uncertainty in the economy and the volatility of financial markets.  The value of individual securities will be written down if the decline in fair value is considered to be other than temporary based upon the totality of circumstances. See Note 4: Securities for additional information.

Loans

	March 31, 2020	December 31, 2019	Percent Change
Real estate construction loans	$40,483	$42,303	(4.30)%
Consumer real estate loans	179,083	181,472	(1.32)%
Commercial real estate loans	362,719	365,373	(0.73)%
Commercial non-real estate loans	51,118	46,576	9.75%
Public sector and IDA	62,296	63,764	(2.30)%
Consumer non-real estate	34,317	34,539	(0.64)%
Less: unearned income and deferred fees and costs	(533)	(576)	7.47%
Loans, net of unearned income and deferred fees and costs	$729,483	$733,451	(0.54)%

The Company’s loans, net of unearned income and deferred fees and costs, decreased $3,968 or 0.54% from $733,451 at December 31, 2019 to $729,483 at March 31, 2020. Commercial non-real estate increased from December 31, 2019 while real estate construction, consumer real estate, commercial real estate, public sector and IDA loans and consumer non real estate loans decreased.

Loan demand has softened due to record unemployment and decreased global, national and local economic activity, as well as hiring freezes at universities within the Company’s market area, all stemming from the COVID-19 pandemic.

Deposits

	March 31, 2020	December 31, 2019	Percent Change
Noninterest-bearing demand deposits	$210,131	$201,866	4.09%
Interest-bearing demand deposits	624,412	643,482	(2.96)%
Saving deposits	149,842	146,377	2.37%
Time deposits	123,798	128,028	(3.30)%
Total deposits	$1,108,183	$1,119,753	(1.03)%

Total deposits decreased $11,570 or 1.03% from $1,119,753 at December 31, 2019 to $1,108,183 at March 31, 2020. Increases in noninterest-bearing demand and savings deposits totaled $11,730 when March 31, 2020 is compared with December 31, 2019. These increases were offset by a decrease in interest-bearing demand and time deposits of $23,300 when March 31, 2020 is compared with December 31, 2019. The Company decreased its offering rates during the first quarter of 2020. Deposits do not include any brokered deposits.

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse liquidity sources, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and FHLB advances. At March 31, 2020, the Bank did not have discount window borrowings, short-term borrowings, or FHLB advances.  To assure that short-term borrowing is readily available, the Company tests accessibility annually.

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

Regulatory capital levels at the subsidiary bank determine the Bank’s ability to use purchased deposits and the Federal Reserve discount window. At March 31, 2020, the Bank is considered well capitalized and does not have any restrictions on purchased deposits or borrowing ability at the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments, loan growth and share repurchase activity within the Company’s own stock. At March 31, 2020, the Company’s liquidity is sufficient to meet projected trends in these areas.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At March 31, 2020, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At March 31, 2020, the loan to deposit ratio was 65.83%. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

The Company’s liquidity position was strong prior to the COVID-19 pandemic and has increased due to government transfer payments and softened loan demand. In response to the pandemic, the Federal Reserve and the FHLB have increased their credit offerings in order to support member banks. Further, $19,102 in securities will mature within one year or less, and up to $70,158 may be called. The Company is closely monitoring liquidity as the impact of the pandemic evolves.

Capital Resources

Total stockholders’ equity at March 31, 2020 was $191,559, an increase of $7,833 or 4.26%, from the $183,726 at December 31, 2019.  In May 2018, the Company’s Board of Directors authorized a 100,000 share repurchase program and subsequently increased the authorization in February 2019 to a total of one million shares. The program does not require any specific number of share repurchases and expires May 31, 2020.  During March 2019, the Company repurchased 452,400 shares under the program and 16,000 shares in May 2019.  The repurchases reduced shareholders equity by $18,525. The Company did not repurchase any shares during the quarter ended March 31, 2020.

The Company’s subsidiary bank is subject to various capital requirements administered by banking agencies. Risk based capital ratios for the Bank are shown in the following tables.

	NBB	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservation Buffer
Common Equity Tier I Capital Ratio	22.78%	4.50%	7.00%
Tier I Capital Ratio	22.78%	6.00%	8.50%
Total Capital Ratio	23.67%	8.00%	10.50%
Leverage Ratio	14.34%	4.00%	4.00%

Risk-based capital ratios are calculated in compliance with FDIC rules based on Basel III capital requirements. Banks are subject to an additional capital conservation buffer in order to make capital distributions or discretionary bonus payments. The Bank’s ratios are well above the required minimums and the capital conservation buffer at March 31, 2020.

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

The Company sells mortgages on the secondary market. Our agreement with the purchaser provides for strict underwriting and documentation requirements. Violation of the representations and warranties of the agreement would entitle the purchaser to recourse provisions. The Company has determined that its risk in this area is not significant because of a low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of March 31, 2020. To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit.

There were no material changes in off-balance sheet arrangements during the three months ended March 31, 2020, except for normal seasonal fluctuations in the total of mortgage loan commitments.

Contractual Obligations

The Company had no finance lease or purchase obligations and no long-term debt at March 31, 2020.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income to adverse movement in interest rates. Interest rate shock analyses provide management with an indication of potential economic loss due to future rate changes. There have not been any changes which would significantly alter the results disclosed as of December 31, 2019 in the Company’s 2019 Form 10-K.

Item 4.	Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2020 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Please refer to the “Risk Factors” previously disclosed in Item 1A of our 2019 Annual Report on Form 10-K and the factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” in Part I. Item 2 of this Form 10-Q.

Except as set forth below, the Company is not aware of any material changes from the risk factors set forth under “Part I, Item 1A, Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The ongoing COVID-19 pandemic and measures intended to prevent its spread may adversely affect the Company’s business, financial condition and operations; the extent of such impacts are highly uncertain and difficult to predict.

                Global health and economic concerns relating to the COVID-19 outbreak and government actions taken to reduce the spread of the virus have had a material adverse impact on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty. Federal, state and local authorities, including those who govern the markets in which the Company operates, implemented numerous measures to try to contain the virus.  These measures, including shelter in place orders and business limitations and shutdowns, have significantly contributed to rising unemployment and negatively impacted consumer and business spending.

The COVID-19 outbreak has adversely impacted and is likely to continue to adversely impact the Company’s workforce and operations and the operations of the Company’s customers and business partners. In particular, the Company may experience adverse effects due to a number of operational factors impacting the Company or its customers or business partners, including but not limited to:

●	decreased demand for the Company’s products and services due to economic uncertainty, volatile market conditions and temporary business closures;
●	credit losses resulting from financial stress experienced by the Company’s borrowers, especially those operating in industries most hard hit by government measures to contain the spread of the virus;
●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	the allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect the Company’s net income;
●	operational failures, disruptions or inefficiencies due to changes in the Company’s normal business practices necessitated by its internal measures to protect the Company’s employees and government-mandated measures intended to slow the spread of the virus;
●	possible business disruptions experienced by vendors and business partners in carrying out work that supports the Company’s operations;
●	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of the cash dividend paid to the Company’s shareholders;
●	any financial liability, credit losses, litigation costs or reputational damage resulting from the Company’s origination of loans under the U.S. Small Business Administration’s Paycheck Protection Program; and
●	heightened levels of cyber and payment fraud, as cyber criminals try to take advantage of the disruption and increased online activity brought about by the pandemic.

The extent to which the pandemic impacts the Company’s business, liquidity, financial condition and operations will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, its duration and severity, the actions to contain it or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. In addition, the rapidly changing and unprecedented nature of COVID-19 heightens the inherent uncertainty of forecasting future economic conditions and their impact on the Company’s loan portfolio, thereby increasing the risk that the assumptions, judgments and estimates used to determine the allowance for loan losses and other estimates are incorrect.  Further, the Company’s loan deferral program could delay or make it difficult to identify the extent of asset quality deterioration during the deferral period.  As a result of these and other conditions, the ultimate impact of the pandemic is highly uncertain and subject to change, and the Company cannot predict the full extent of the impacts on its business or operations, or the local and national economy as a whole.  To the extent any of the foregoing risks or other factors that develop as a result of COVID-19 materialize, it could exacerbate the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, or otherwise materially and adversely affect the Company’s business, liquidity, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Index of Exhibits

Exhibit No.	Description
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8-K for filed on March 16, 2006)
3(ii)	Amended and Restated By-laws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Form 8-K filed on March 24, 2020)
4	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10-K for fiscal year ended December 31, 1993)
+31(i)	Section 906 Certification of Chief Executive Officer	Filed herewith
+31(ii)	Section 906 Certification of Chief Financial Officer	Filed herewith
+32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Filed herewith
+32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Filed herewith
+101

The following materials from National Bankshares, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 are formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Statements of Income for the three month periods ended March 31, 2020 and 2019; (ii) Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2020 and 2019; (iii)Consolidated Balance Sheets at March 31, 2020 and December 31, 2019; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements.

Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

Date: May 7, 2020	/s/ F. Brad Denardo
By: F. Brad Denardo President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2020	/s/ David K. Skeens
By: David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)