Form 10-Q
period 2020-06-30
NATIONAL BANKSHARES INC
filed 2020-08-10
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding shares of common stock at August 4, 2020 6,489,574

NATIONAL BANKSHARES, INC.

Form 10-Q

Part I

Item 1. Financial Statements	Financial Information

National Bankshares, Inc

Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
(in thousands, except share and per share data)	2020	2019
Assets
Cash and due from banks	$13,315	$10,290
Interest-bearing deposits	73,251	76,881
Securities available for sale, at fair value	489,926	435,263
Restricted stock, at cost	1,279	1,220
Loans held for sale	2,367	905
Loans:
Loans, net of unearned income and deferred fees and costs	791,002	733,451
Less allowance for loan losses	(8,308)	(6,863)
Loans, net	782,694	726,588
Premises and equipment, net	9,955	8,919
Accrued interest receivable	4,797	4,285
Other real estate owned, net	1,553	1,612
Goodwill	5,848	5,848
Bank-owned life insurance	36,007	35,567
Other assets	12,758	14,459
Total assets	$1,433,750	$1,321,837

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$263,113	$201,866
Interest-bearing demand deposits	678,062	643,482
Savings deposits	160,551	146,377
Time deposits	117,882	128,028
Total deposits	1,219,608	1,119,753
Accrued interest payable	117	144
Other liabilities	18,244	18,214
Total liabilities	1,237,969	1,138,111
Commitments and contingencies
Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	---	---
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding 6,489,574 shares at June 30, 2020 and December 31, 2019	8,112	8,112
Retained earnings	186,733	184,120
Accumulated other comprehensive income (loss), net	936	(8,506)
Total stockholders' equity	195,781	183,726
Total liabilities and stockholders' equity	$1,433,750	$1,321,837

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Income

Three Months Ended June 30, 2020 and 2019

(Unaudited)

(in thousands, except share and per share data)	June 30, 2020	June 30, 2019
Interest Income
Interest and fees on loans	$8,419	$8,460
Interest on interest-bearing deposits	14	382
Interest on securities – taxable	1,863	1,603
Interest on securities – nontaxable	454	848
Total interest income	10,750	11,293

Interest Expense
Interest on time deposits	522	419
Interest on other deposits	1,076	1,495
Total interest expense	1,598	1,914
Net interest income	9,152	9,379
Provision for loan losses	1,352	55
Net interest income after provision for loan losses	7,800	9,324

Noninterest Income
Service charges on deposit accounts	377	607
Other service charges and fees	37	51
Credit and debit card fees	386	356
Trust income	387	371
BOLI income	219	232
Other income	277	231
Realized securities gain, net	62	8
Total noninterest income	1,745	1,856

Noninterest Expense
Salaries and employee benefits	3,692	3,802
Occupancy, furniture and fixtures	458	477
Data processing and ATM	806	789
FDIC assessment	40	82
Net (gains on) costs of other real estate owned	(4)	3
Franchise taxes	335	333
Other operating expenses	750	967
Total noninterest expense	6,077	6,453
Income before income taxes	3,468	4,727
Income tax expense	486	733
Net Income	$2,982	$3,994
Basic net income per common share	$0.46	$0.61
Fully diluted net income per common share	$0.46	$0.61
Weighted average number of common shares outstanding – basic and diluted	6,489,574	6,505,574
Dividends declared per common share	0.67	0.67

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Comprehensive Income

Three Months Ended June 30, 2020 and 2019

(Unaudited)

	June 30,	June 30,
(in thousands)	2020	2019
Net Income	$2,982	$3,994

Other Comprehensive Income, Net of Tax
Unrealized holding gain on available for sale securities net of tax of $1,498 and $795 for the periods ended June 30, 2020 and June 30, 2019, respectively	5,637	2,991
Reclassification adjustment for gain included in net income, net of tax of ($13) and ($2) for the periods ended June 30, 2020 and June 30, 2019, respectively	(49)	(6)
Other comprehensive income, net of tax	5,588	2,985
Total Comprehensive Income	$8,570	$6,979

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Income

Six Months Ended June 30, 2020 and 2019

(Unaudited)

(in thousands, except share and per share data)	June 30, 2020	June 30, 2019
Interest Income
Interest and fees on loans	$16,885	$16,729
Interest on interest-bearing deposits	231	641
Interest on securities – taxable	4,219	3,286
Interest on securities – nontaxable	803	1,775
Total interest income	22,138	22,431

Interest Expense
Interest on time deposits	1,081	716
Interest on other deposits	2,313	2,991
Total interest expense	3,394	3,707
Net interest income	18,744	18,724
Provision for loan losses	1,831	255
Net interest income after provision for loan losses	16,913	18,469

Noninterest Income
Service charges on deposit accounts	959	1,197
Other service charges and fees	76	103
Credit and debit card fees	692	665
Trust income	821	768
BOLI income	440	451
Other income	810	1,141
Realized securities gain, net	82	20
Total noninterest income	3,880	4,345

Noninterest Expense
Salaries and employee benefits	7,671	7,623
Occupancy, furniture and fixtures	908	942
Data processing and ATM	1,597	1,540
FDIC assessment	40	167
Net costs of other real estate owned	18	28
Franchise taxes	678	647
Other operating expenses	1,632	1,971
Total noninterest expense	12,544	12,918
Income before income taxes	8,249	9,896
Income tax expense	1,288	1,459
Net Income	$6,961	$8,437
Basic net income per common share	$1.07	$1.27
Fully diluted net income per common share	$1.07	$1.27
Weighted average number of common shares outstanding – basic and diluted	6,489,574	6,668,038
Dividends declared per common share	0.67	0.67

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Comprehensive Income

Six Months Ended June 30, 2020 and 2019

(Unaudited)

	June 30,	June 30,
(in thousands)	2020	2019
Net Income	$6,961	$8,437

Other Comprehensive Income, Net of Tax
Unrealized holding gain on available for sale securities net of tax of $2,526 and $2,003 for the periods ended June 30, 2020 and June 30, 2019, respectively	9,507	7,545
Reclassification adjustment for gain included in net income, net of tax of ($17) and ($4), for the periods ended June 30, 2020 and June 30, 2019, respectively	(65)	(16)
Other comprehensive income, net of tax	9,442	7,529
Total Comprehensive Income	$16,403	$15,966

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three Months Ended June 30, 2020 and 2019

(in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at March 31, 2019	$8,132	$180,637	$(7,541)	$181,228
Net income	---	3,994	---	3,994
Dividends $0.67 per share	---	(4,359)	---	(4,359)
Other comprehensive income, net of tax of $793	---	---	2,985	2,985
Balances at June 30, 2019	$8,132	180,272	(4,556)	183,848

Balances at March 31, 2020	$8,112	$188,099	$(4,652)	$191,559
Net income	---	2,982	---	2,982
Dividends $0.67 per share	---	(4,348)	---	(4,348)
Other comprehensive income, net of tax of $1,485	---	---	5,588	5,588
Balances at June 30, 2020	$8,112	$186,733	$936	$195,781

See accompanying notes to consolidated financial statements.

Six Months Ended June 30, 2020 and 2019

(in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2018	$8,698	$193,625	$(12,085)	$190,238
Net income	---	8,437	---	8,437
Common stock, repurchased, 452,400 shares	(566)	(17,431)	---	(17,997)
Dividends $0.67 per share	---	(4,359)	---	(4,359)
Other comprehensive loss, net of tax of $1,999	---	---	7,529	7,529
Balances at June 30, 2019	$8,132	180,272	(4,556)	183,848

Balances at December 31, 2019	$8,112	$184,120	$(8,506)	$183,726
Net income	---	6,961	---	6,961
Dividends $0.67 per share	---	(4,348)	---	(4,348)
Other comprehensive income, net of tax of $2,509	---	---	9,442	9,442
Balances at June 30, 2020	$8,112	$186,733	$936	$195,781

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2020 and 2019

(Unaudited)

	June 30,	June 30,
(in thousands)	2020	2019
Cash Flows from Operating Activities
Net income	$6,961	$8,437
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,831	255
Depreciation of bank premises and equipment	351	358
Amortization of premiums and accretion of discounts, net	621	30
Gains on disposal of fixed assets	(2)	(6)
Gain on sales and calls of securities available for sale, net	(82)	(20)
Loss (gain) and write-down on other real estate owned, net	(13)	5
Loss (gain) on sale of repossessed assets, net	1	(4)
Increase in cash value of bank-owned life insurance	(440)	(451)
Origination of mortgage loans held for sale	(16,635)	(8,065)
Proceeds from sale of mortgage loans held for sale	15,424	7,444
Gain on sale of mortgage loans held for sale	(251)	(116)
Net change in:
Accrued interest receivable	(512)	(32)
Other assets	(835)	233
Accrued interest payable	(27)	56
Other liabilities	30	(167)
Net cash provided by operating activities	6,422	7,957

Cash Flows from Investing Activities
Net change in interest-bearing deposits	3,630	(16,547)
Proceeds from calls, principal payments, sales and maturities of securities available for sale	94,870	53,087
Purchase of securities available for sale	(138,121)	(14,906)
Net change in restricted stock	(59)	---
Purchase of loan participations	(18)	(587)
Collection of loan participations	107	3,184
Loan originations and principal collections, net	(58,184)	(22,889)
Proceeds from sale of other real estate owned	72	22
Proceeds from sale of repossessed assets	30	20
Recoveries on loans charged off	154	167
Proceeds from sale and purchases of premises and equipment, net	(1,385)	(719)
Net cash (used in) provided by investing activities	(98,904)	832

(continued)

Cash Flows from Financing Activities
Net change in time deposits	(10,146)	12,934
Net change in other deposits	110,001	4,921
Common stock repurchased	---	(17,997)
Cash dividends paid	(4,348)	(4,359)
Net cash provided by (used in) financing activities	95,507	(4,501)
Net change in cash and due from banks	3,025	4,288
Cash and due from banks at beginning of period	10,290	12,882
Cash and due from banks at end of period	$13,315	$17,170

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits	$3,421	$3,651
Income taxes paid	2,115	1,301

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for loan losses	$540	$508
Loans transferred to repossessed assets	4	24
Unrealized gain on securities available for sale	11,951	9,528
Increase in operating lease right-of-use asset during the period	---	2,236
Increase in operating lease liability during the period	---	2,236

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Notes to Consolidated Financial Statements

June 30, 2020

(Unaudited)

$ in thousands, except per share data

Note 1: General

The consolidated financial statements of National Bankshares, Inc. (“NBI”) and its wholly-owned subsidiaries, The National Bank of Blacksburg (the “Bank” or “NBB”) and National Bankshares Financial Services, Inc. (“NBFS”) (collectively, the “Company”), conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three and six month periods ended June 30, 2020 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s 2019 Form 10-K.  The Company posts all reports required to be filed under the Securities Exchange Act of 1934 on its web site at www.nationalbankshares.com.

Risks and Uncertainties

The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company. The World Health Organization declared COVID-19 to be a global pandemic and almost all public commerce and related business activities have been, to varying degrees, curtailed in order to reduce the rate of new infections. The pandemic and efforts to reduce its spread have caused significant disruptions in the U.S. economy and negatively impacted financial activity in the Company’s market. The Company’s employees have not experienced a high level of infection, however a large outbreak amongst employees could create widespread business continuity issues for the Company.

The Congress of the United States, along with the President of the United States and the Federal Reserve have taken historic actions. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 and provides $2 trillion to cushion the economic fallout. The CARES Act employs various measures in an attempt to prevent a severe economic downturn, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. Certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts have had and are expected to have a material impact on the Company’s operations.

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

Financial position and results of operations

The Company’s fee income was negatively impacted during the second quarter of 2020 and may experience further declines. In keeping with guidance from regulators, the Company is actively working with COVID-19 affected customers and may waive various fees related to deposit and lending activities. The Company is continuously monitoring the situation and expects to continue to work with affected customers throughout the crisis in order to preserve its customer base. The Company will resume normal practices related to fees when the crisis eases. At this time, the Company is unable to project the materiality of such an impact, but recognizes the economic impact on fee income will extend to future periods.

The Company’s interest income decreased during the second quarter of 2020 and the Company expects that interest income may continue at a lower than normal level while the pandemic continues to reduce borrower’s ability to repay. In keeping with guidance from regulators, the Company is actively working with COVID-19 affected borrowers to provide short-term payment relief, including providing payment extensions and interest-only periods, as well as rate reductions. For certain real estate secured loans, payment extensions result in reversal of previously accrued interest, immediately reducing interest income. Interest begins accruing again at the next payment date and the reversed interest will be recognized at the end of the loan term. Accrued interest on other loans is not reversed when the payment is extended. If eventual credit losses are identified on any loan that has received a payment extension or interest only period, interest and fee income accrued pursuant to U.S. GAAP accounting would be reversed at the time the loss is identified. In such a scenario, interest income in future periods could be negatively impacted. At this time, the Company is unable to project the materiality of such an impact, but recognizes economic declines may affect its borrowers’ ability to repay in future periods.

Capital and Liquidity

While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted by further credit losses.

The Company maintains access to multiple sources of liquidity. Wholesale funding markets are currently available to the Company, but rates for short term funding have shown volatility recently. If funding costs are elevated for an extended period of time and if it becomes necessary for the Company to access wholesale funding, the Company’s net interest margin could be adversely affected. If an extended recession causes large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

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

The Company is monitoring the value of its goodwill.  Goodwill impairment testing considers the Company’s stock price among several factors in determining whether impairment exists.  The COVID-19 pandemic has caused significant stock market volatility which has affected the Company’s stock price.  The stock price level at June 30, 2020 caused the Company to perform internal analysis to determine whether goodwill testing should be updated.  As of June 30, the Company determined that goodwill was not impaired.  However, if the pandemic causes a further and sustained decline in the Company’s stock price or the occurrence of what management deems to be a triggering event, under certain circumstances prescribed by U.S. GAAP, the Company will perform a goodwill impairment test.  In the event that the Company concludes that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings.

Processes, controls and business continuity plan

In response to the pandemic, the Company deployed its business continuity plan, including a remote working strategy for certain employees. The Company does not anticipate incurring additional material cost related to its continued deployment of the remote working strategy. The Company has assessed the risks associated with the remote working strategy and implemented mitigation strategies. No material operational or internal control challenges or risks have been identified to date. The Company does not anticipate significant challenges to its ability to maintain its systems and controls in light of the measures the Company has taken to prevent the spread of COVID-19. The Company does not currently face any material resource constraint through the implementation of its business continuity plans.

Lending operations and accommodations to borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company is providing modifications for its borrowers who are adversely affected by the pandemic.  Depending on the demonstrated need of the borrower, the Company has provided payment extensions, granted periods of interest only payments to otherwise amortizing loans, and rate reductions.  As of June 30, 2020, the Company has provided COVID-19 related accommodations on 297 loans with aggregate outstanding loan balances of $119,711.  In accordance with interagency guidance issued in March 2020 and revised in April 2020, these short term extensions are not considered troubled debt restructurings (“TDRs”).  The Company is monitoring loans with payment extensions, with special attention to loans with payment extensions that exceed 60 days to determine whether changes in risk rates or TDR status is warranted.

With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company is actively participating in assisting its customers through the program. Most of the PPP loans the Company made have a two-year term and earn interest at 1%. Guidance issued by the SBA during the second wave of funding provided terms of up to five years. If borrowers request a change from 2 years to 5 years, the Company will likely grant the request. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of June 30, 2020, the Company holds $55,819 PPP loans, net of deferred fees and costs. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan loss through provision for loan loss charged to earnings.

Credit

The Company is working with customers directly affected by COVID-19, providing short-term assistance in accordance with regulator guidelines. As a result of the current economic environment caused by the COVID-19 pandemic, the Company is engaging in more frequent communication with borrowers to better understand their situation and the challenges faced, allowing it to respond proactively as needs and issues arise. Should economic conditions worsen, the Company could experience further increases in its required allowance for loan loss and record additional loan loss expense. It is possible that the Company’s asset quality measures could worsen at future measurement periods if effects of the COVID-19 pandemic are prolonged.

Note 2:	Loan Portfolio

The loan portfolio, excluding loans held for sale, was comprised of the following.

	June 30, 2020	December 31, 2019
Real estate construction	$35,360	$42,303
Consumer real estate	182,194	181,472
Commercial real estate	378,770	365,373
Commercial non real estate	100,944	46,576
Public sector and IDA	61,850	63,764
Consumer non real estate	34,357	34,539
Gross loans	793,475	734,027
Less unearned income and deferred fees and costs	(2,473)	(576)
Loans, net of unearned income and deferred fees and costs	$791,002	$733,451

Note 3:	Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

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

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows.

	Activity in the Allowance for Loan Losses for the Six Months Ended June 30, 2020
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2019	$400	$1,895	$2,559	$555	$478	$650	$326	$6,863
Charge-offs	---	(62)	(15)	(347)	---	(116)	---	(540)
Recoveries	---	16	24	1	---	113	---	154
Provision for (recovery of) loan losses	(15)	417	808	457	85	10	69	1,831
Balance, June 30, 2020	$385	$2,266	$3,376	$666	$563	$657	$395	$8,308

	Activity in the Allowance for Loan Losses for the Six Months Ended June 30, 2019
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2018	$398	$2,049	$2,798	$602	$583	$750	$210	$7,390
Charge-offs	---	(107)	(150)	---	---	(251)	---	(508)
Recoveries	---	---	24	---	---	143	---	167
Provision for (recovery of) loan losses	118	124	288	(123)	(54)	29	(127)	255
Balance, June 30, 2019	$516	$2,066	$2,960	$479	$529	$671	$83	$7,304

	Activity in the Allowance for Loan Losses for the Year Ended December 31, 2019
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2018	$398	$2,049	$2,798	$602	$583	$750	$210	$7,390
Charge-offs	---	(192)	(150)	(47)	---	(531)	---	(920)
Recoveries	---	---	49	1	---	217	---	267
Provision for (recovery of) loan losses	2	38	(138)	(1)	(105)	214	116	126
Balance, December 31, 2019	$400	$1,895	$2,559	$555	$478	$650	$326	$6,863

	Allowance for Loan Losses as of June 30, 2020
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate		Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$2	$	---	$102	$	---	$	---	$	---	$104
Collectively evaluated for impairment		385	2,264		3,376	564		563		657		395	8,204
Total		$385	$2,266		$3,376	$666		$563		$657		$395	$8,308

	Allowance for Loan Losses as of December 31, 2019
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate		Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$2	$	---	$108	$	---	$	---	$	---	$110
Collectively evaluated for impairment		400	1,893		2,559	447		478		650		326	6,753
Total		$400	$1,895		$2,559	$555		$478		$650		$326	$6,863

	Loans as of June 30, 2020
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$	---	$245	$4,099	$880	$	---	$3	$	---	$5,227
Collectively evaluated for impairment		35,360	181,949	374,671	100,064		61,850	34,354		---	788,248
Total		$35,360	$182,194	$378,770	$100,944		$61,850	$34,357	$	---	$793,475

	Loans as of December 31, 2019
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$	---	$759	$3,608	$918	$	---	$4	$	---	$5,289
Collectively evaluated for impairment		42,303	180,713	361,765	45,658		63,764	34,535		---	728,738
Total		$42,303	$181,472	$365,373	$46,576		$63,764	$34,539	$	---	$734,027

A summary of ratios for the allowance for loan losses follows.

	As of and for the
	Six Months Ended June 30,		Year Ended December 31,
	2020	2019	2019
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees and costs(2)	1.05%	1.00%	0.94%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees and costs(1)	0.10%	0.10%	0.09%

(1)	Net charge-offs are on an annualized basis.
(2)

The ratio of the allowance for loan losses to the end of period loans, net of unearned income and deferred fees and costs at June 30, 2020 includes government-guaranteed SBA PPP loans, which do not require an allowance for loan losses. Excluding the PPP loans, the ratio would be 1.13%.

A summary of nonperforming assets follows.

	June 30,		December 31,
	2020	2019	2019
Nonperforming assets:
Nonaccrual loans	$943	$856	$164
Restructured loans in nonaccrual	2,887	3,406	3,211
Total nonperforming loans	3,830	4,262	3,375
Other real estate owned, net	1,553	2,025	1,612
Total nonperforming assets	$5,383	$6,287	$4,987
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.68%	0.86%	0.68%
Ratio of allowance for loan losses to nonperforming loans(1)	216.92%	171.37%	203.35%

(1)

The Company defines nonperforming loans as nonaccrual loans and restructured loans that are nonaccrual. Nonperforming loans do not include loans 90 days past due and still accruing or accruing restructured loans.

A summary of loans past due 90 days or more and impaired loans follows.

	As of and For the
	Six Months Ended June 30,				Year ended December 31,
	2020		2019		2019
Loans past due 90 days or more and still accruing		$237		$50	$231
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees and costs		0.03%		0.01%	0.03%
Accruing restructured loans		$1,453		$1,954	$1,729
Impaired loans:
Impaired loans with no valuation allowance		$4,151		$5,167	$4,174
Impaired loans with a valuation allowance		1,076		1,484	1,115
Total impaired loans		$5,227		$6,651	$5,289
Valuation allowance		(104)		(129)	(110)
Impaired loans, net of allowance		$5,123		$6,522	$5,179
Average recorded investment in impaired loans(1)		$5,263		$6,703	$5,359
Interest income recognized on impaired loans, after designation as impaired		$29		$52	$171
Amount of income recognized on a cash basis	$	---	$	---	$ ---

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

Nonaccrual loan relationships that meet the Company’s balance threshold of $250 and all TDRs are designated as impaired. The Company also designates as impaired other loan relationships that meet the Company’s balance threshold of $250 and for which the Company does not expect to collect according to the note’s contractual terms. No interest income was recognized on nonaccrual loans for the six months ended June 30, 2020 or June 30, 2019 or for the year ended December 31, 2019.

A detailed analysis of investment in impaired loans and associated reserves, segregated by loan class follows.

	Impaired Loans as of June 30, 2020
	Principal Balance	Total Recorded Investment(1)	Recorded Investment(1) for Which There is No Related Allowance	Recorded Investment(1) for Which There is a Related Allowance	Related Allowance
Consumer Real Estate(2)
Investor-owned residential real estate	$245	$245	$49	$196	$2
Commercial Real Estate(2)
Commercial real estate, owner-occupied	902	863	863	---	---
Commercial real estate, other	3,705	3,236	3,236	---	---
Commercial Non Real Estate(2)
Commercial and industrial	880	880	---	880	102
Consumer Non Real Estate(2)
Automobile	3	3	3	---	---
Total	$5,735	$5,227	$4,151	$1,076	$104

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	Impaired Loans as of December 31, 2019
	Principal Balance	Total Recorded Investment(1)	Recorded Investment(1) for Which There is No Related Allowance	Recorded Investment(1) for Which There is a Related Allowance		Related Allowance
Consumer Real Estate(2)
Equity lines	$100	$100	$100	$	---	$	---
Residential closed-end first liens	221	221	221		---		---
Investor-owned residential real estate	441	438	241		197		2
Commercial Real Estate(2)
Multifamily real estate	278	278	278		---		---
Commercial real estate, owner occupied	929	895	895		---		---
Commercial real estate, other	2,867	2,435	2,435		---		---
Commercial Non-Real Estate(2)
Commercial and industrial	917	918	---		918		108
Consumer Non-Real Estate(2)
Automobile	4	4	4		---		---
Total	$5,757	$5,289	$4,174		$1,115		$110

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

The following tables show the average recorded investment and interest income recognized for impaired loans.

	For the Six Months Ended June 30, 2020
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Investor-owned residential real estate	$246	$8
Commercial Real Estate(2)
Commercial real estate, owner occupied	868	10
Commercial real estate, other	3,235	--
Commercial Non Real Estate(2)
Commercial and industrial	910	11
Consumer Non Real Estate
Automobile	4	---
Total	$5,263	$29

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	For the Six Months Ended June 30, 2019
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Residential closed-end first liens	$939	$7
Residential closed-end junior liens	198	12
Investor-owned residential real estate	447	1
Commercial Real Estate(2)
Multifamily real estate	466	5
Commercial real estate, owner occupied	1,187	15
Commercial real estate, other	2,467	---
Commercial Non Real Estate(2)
Commercial and industrial	990	12
Consumer Non Real Estate(2)
Automobile	9	---
Total	$6,703	$52

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	For the Year Ended December 31, 2019
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Equity lines	$98	$6
Residential closed-end junior liens	225	11
Investor-owned residential real estate	439	17
Commercial Real Estate(2)
Multifamily real estate	284	12
Commercial real estate, owner occupied	913	41
Commercial real estate, other	2,435	59
Commercial Non-Real Estate(2)
Commercial and industrial	962	25
Consumer Non-Real Estate(2)
Automobile	3	---
Total	$5,359	$171

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

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

An analysis of past due and nonaccrual loans follows.

June 30, 2020
	30 – 89 Days Past Due and Accruing		90 or More Days Past Due	90 or More Days Past Due and Accruing		Nonaccruals(2)
Real Estate Construction(1)
Construction, other	$	---	$21	$	---	$21
Consumer Real Estate(1)
Equity Lines		24	19		19	---
Residential closed-end first liens		458	173		91	81
Residential closed-end junior liens		---	83		83	---
Investor-owned residential real estate		108	---		---	---
Commercial Real Estate(1)
Commercial real estate, owner-occupied		393	490		---	490
Commercial real estate, other		---	838		---	3,236
Commercial Non Real Estate(1)
Commercial and industrial		134	---		1	---
Consumer Non Real Estate(1)
Credit cards		4	---		---	---
Automobile		206	31		31	---
Other consumer loans		140	12		12	2
Total		$1,467	$1,667		$237	$3,830

(1)	Only classes with past-due or nonaccrual loans are shown.
(2)	Includes current and past due loans in nonaccrual status. Includes impaired loans in nonaccrual status.

December 31, 2019
	30 – 89 Days Past Due and Accruing	90 or More Days Past Due		90 or More Days Past Due and Accruing		Nonaccruals(2)
Real Estate Construction(1)
Construction, other	$19	$	---	$	---	$	---
Consumer Real Estate(1)
Residential closed-end first liens	499		210		188		22
Residential closed-end junior liens	83		---		---		---
Investor-owned residential real estate	---		264		---		264
Commercial Real Estate(1)
Multifamily real estate	94		---		---		---
Commercial real estate, owner occupied	---		287		---		514
Commercial real estate, other	---		---		---		2,435
Commercial Non-Real Estate(1)
Commercial and industrial	45		153		17		136
Consumer Non-Real Estate(1)
Credit cards	4		---		---		---
Automobile	256		14		14		4
Other consumer loans	70		12		12		---
Total	$1,070		$940		$231		$3,375

(1)	Only classes with past-due or nonaccrual loans are shown.
(2)	Includes current and past due loans in nonaccrual status. Includes impaired loans in nonaccrual status.

The estimate of credit risk for non-impaired loans is obtained by applying allocations for internal and external factors. The allocations are increased for loans that exhibit greater credit quality risk.

Credit quality indicators, which the Company terms risk grades, are assigned through the Company’s credit review function for larger loans and selective review of loans that fall below credit review thresholds. Loans that do not indicate heightened risk are graded as “pass.” Consumer loans are risk graded “classified” when they become 60 days past due. Loans that are not consumer loans that appear to have elevated credit risk because of frequent or persistent past due status, which is less than 75 days, or that show weakness in the borrower’s financial condition are risk graded “special mention.” Loans that are not consumer loans with frequent or persistent delinquency exceeding 75 days or that exhibit a higher level of weakness in the borrower’s financial condition are graded classified. Classified loans have regulatory risk ratings of “substandard” and “doubtful.” Allocations applied to the allowance for loan losses are increased by 50% and by 100% for loans with grades of “special mention” and “classified,” respectively.

Determination of risk grades was completed for the portfolio as of June 30, 2020 and December 31, 2019.

The following displays collectively-evaluated loans by credit quality indicator.

June 30, 2020

	Pass(1)	Special Mention(1)		Classified(1)
Real Estate Construction
Construction, 1-4 family residential	$6,547	$	---	$	---
Construction, other	28,792		---		21
Consumer Real Estate
Equity lines	15,982		---		19
Closed-end first liens	92,419		69		398
Closed-end junior liens	3,706		---		83
Investor-owned residential real estate	69,273		---		---
Commercial Real Estate
Multifamily residential real estate	84,332		272		---
Commercial real estate owner-occupied	136,447		---		235
Commercial real estate, other	153,385		---		---
Commercial Non Real Estate
Commercial and industrial	100,064		---		---
Public Sector and IDA
States and political subdivisions	61,850		---		---
Consumer Non Real Estate
Credit cards	4,851		---		---
Automobile	13,154		---		35
Other consumer	16,312		---		2
Total	$787,114		$341		$793

(1)	Excludes impaired, if any.

The following displays collectively-evaluated loans by credit quality indicator.

December 31, 2019

	Pass(1)	Special Mention(1)		Classified(1)
Real Estate Construction
Construction, 1-4 family residential	$7,590	$	---	$	---
Construction, other	34,713		---		---
Consumer Real Estate
Equity lines	16,435		---		---
Residential closed-end first liens	94,814		---		517
Residential closed-end junior liens	3,861		---		---
Investor-owned residential real estate	65,063		---		23
Commercial Real Estate
Multifamily residential real estate	87,934		---		94
Commercial real estate owner-occupied	127,937		---		164
Commercial real estate, other	145,636		---		---
Commercial Non-Real Estate
Commercial and industrial	45,387		135		136
Public Sector and IDA
States and political subdivisions	63,764		---		---
Consumer Non-Real Estate
Credit cards	5,703		---		---
Automobile	14,810		---		19
Other consumer	13,995		---		8
Total	$727,642		$135		$961

(1)	Excludes impaired, if any.

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

Troubled Debt Restructurings

From time to time the Company modifies loans that are designated TDRs. Total TDRs amounted to $4,340 at June 30, 2020, $4,940 at December 31, 2019, and $5,360 at June 30, 2019. The Company did not modify any loans that were designated TDR during the three or six month periods ended June 30, 2020 and June 30, 2019.

In accordance with regulatory guidance and provisions in the CARES Act to provide relief during the COVID-19 pandemic, the Company has provided short-term concessions to borrowers who request assistance. Through June 30, 2020, the Company provided principal and/or interest extensions, interest only periods or rate reductions on 297 loans with balances totaling $119,711 for COVID-19 related hardship. Loans that qualified for COVID-19 related modifications were not more than 30 days past due as of December 31, 2019. As such, they were not considered TDRs based on the relief provisions of the CARES Act and recent interagency regulatory guidance.

The Company is monitoring loans with COVID-19 related payment extensions. If loans within this population require additional modifications, including payment extensions beyond six months, the Company will consider the borrower’s financial status at the time of the request and the effect of all payment extensions and modifications, past and requested, on the loan. If the borrower is deemed to be in financial difficulty that is not short-term and the impact of all modifications is considered to amount to a concession under U.S. GAAP, the loan will be designated TDR. The Company is also monitoring the population to determine whether other credit-related action should be taken, possibly including downgrading credit risk ratings, designating as nonaccrual or charge-off.

The Company analyzed its TDR portfolio for loans that defaulted during the six month periods ended June 30, 2020 and June 30, 2019, and that were modified within 12 months prior to default. The Company defines default as one or more payments that occur more than 90 days past the due date, charge-offs, or foreclosure after the date of restructuring. As of June 30, 2020, there were none that defaulted within 12 months of modification. Of the Company's TDRs at June 30, 2019, seven consumer real estate loans within one relationship totaling $263 defaulted within 12 months of modification. The impairment measurement was based upon the fair value of collateral, less estimated cost to sell, and resulted in no allocation at June 30, 2019. At June 30, 2019, all of the defaulted loans were in nonaccrual status while the Company worked with the borrowers to recover its investment.

Note 4: Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type are as follows.

	June 30, 2020
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses		Fair Values
Available for Sale:
U.S. Government agencies and corporations	$68,909	$4,617	$	---	$73,526
States and political subdivisions	146,928	4,535		583	150,880
Mortgage-backed securities	259,040	3,461		269	262,232
Corporate debt securities	3,001	287		---	3,288
Total securities available for sale	$477,878	$12,900		$852	$489,926

	December 31, 2019
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$119,903	$1,995	$775	$121,123
States and political subdivisions	88,092	791	644	88,239
Mortgage-backed securities	223,173	45	1,435	221,783
Corporate debt securities	3,998	120	---	4,118
Total securities available for sale	$435,166	$2,951	$2,854	$435,263

The amortized cost and fair value of single maturity securities available for sale at June 30, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity.

	June 30, 2020
	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$9,684	$9,766
Due after one year through five years	4,479	4,635
Due after five years through ten years	135,247	139,803
Due after ten years	328,468	335,722
Total securities available for sale	$477,878	$489,926

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows.

	June 30, 2020
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
States and political subdivisions	$20,438	$566	$622	$17
Mortgage-backed securities	85,915	269	---	---
Total	$106,353	$835	$622	$17

	December 31, 2019
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$53,244	$738	$38,962	$37
States and political subdivisions	35,934	596	591	48
Mortgage-backed securities	181,279	1,435	---	---
Total	$270,457	$2,769	$39,553	$85

The Company had 49 securities with a fair value of $106,975 that were temporarily impaired at June 30, 2020.  The total unrealized loss on these securities was $852. Of the temporarily impaired total, 1 security with a fair value of $622 and an unrealized loss of $17 has been in a continuous loss position for twelve months or more. The Company has determined that this security is temporarily impaired at June 30, 2020 for the reasons set out below.

States and political subdivisions. The unrealized loss of $17 on state and political subdivision securities stemmed from 1 security with a fair value of $622. The unrealized loss was caused by interest rate and market fluctuations. The Company is monitoring bond market trends to develop strategies to address unrealized losses. Because the Company does not intend to sell the investment and it is not likely that the Company will be required to sell the investment before recovery of the amortized cost basis, which may be at maturity, the Company does not consider the investment to be other-than-temporarily impaired.

Restricted Stock.

The Company held restricted stock of $1,279 as of June 30, 2020 and $1,220 at December 31, 2019. Restricted stock is reported separately from available for sale securities. As a member bank of the Federal Reserve system and the Federal Home Loan Bank of Atlanta (“FHLB”), NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital, current borrowings, and a percentage of qualifying assets. The Company purchases stock from or sells stock back to the correspondents based on their calculations. The stock is held by member institutions only and is not actively traded.

Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. In addition to dividends, NBB also benefits from its membership with FHLB through eligibility to borrow from the FHLB, using as collateral NBB’s capital stock investment in the FHLB and qualifying NBB real estate mortgage loans totaling $547,272 at June 30, 2020. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at June 30, 2020, management did not determine any impairment.

Management regularly monitors the credit quality of the investment portfolio. Changes in ratings are noted and follow-up research on the issuer is undertaken when warranted. Management intends to carefully monitor any changes in bond quality.

Note 5: Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the U.S. Securities and Exchange Commission (SEC) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company has formed a working group to address information requirements, determine methodology, research forecasts and ensure readiness and compliance with the standard. The Company has begun calculating and refining concurrent models using CECL methodology. The Company will continue to fine tune assumptions prior to the effective date.

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

On March 12, 2020, the SEC finalized amendments to its “accelerated filer” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these filer classifications and were effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer’s first annual report filed with the SEC subsequent to the effective date. Prior to these changes, the Company was required to comply with section 404(b) of the Sarbanes Oxley Act concerning auditor attestation over internal control over financial reporting as an “accelerated filer” as it had more than $75 million in public float but less than $700 million at the end of the Company’s most recent second quarter.  The rule change revises the definition of “accelerated filers” to exclude entities with public float of less than $700 million and less than $100 million in annual revenues.  The Company expects to meet this expanded category of small reporting company and will no longer be considered an accelerated filer.  If the Company’s annual revenues exceed $100 million, its category will change back to “accelerated filer”.  The classifications of “accelerated filer” and “large accelerated filer” require a public company to obtain an auditor attestation concerning the effectiveness of internal control over financial reporting (ICFR) and include the opinion on ICFR in its annual report on Form 10-K.  Non-accelerated filers also have additional time to file quarterly and annual financial statements.  All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of internal control over financial reporting, but the external auditor attestation of internal control over financial reporting is not required for non-accelerated filers.  As the Bank has total assets exceeding $1.0 billion, it remains subject to FDICIA, which requires an auditor attestation concerning internal controls over financial reporting.  As such, other than the additional time provided to file quarterly and annual financial statements, this change does not significantly change the Company’s annual reporting and audit requirements.

Recently Adopted Accounting Developments

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the previous two-step impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the prior requirement to calculate a goodwill impairment charge using Step 2, which requires an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. ASU 2017-04 was effective for the Company on January 1, 2020. Adoption did not materially impact the Company.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments modify the disclosure requirements in Topic 820 to add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty. Certain disclosure requirements in Topic 820 are also removed or modified. Adoption did not have a material impact on the Company’s consolidated financial statements.

In March 2020 (revised in April 2020), various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. This interagency guidance is expected to have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time. Please refer to Note 1: Risks and Uncertainties, Note 3: Allowance for Loan Losses, Nonperforming Assets and Impaired Loans, and Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

Note 6: Defined Benefit Plan

The following tables present the components of net periodic benefit cost:

	Three Months Ended June 30,
	2020	2019
Service cost	$270	$200
Interest cost	205	221
Expected return on plan assets	(420)	(365)
Amortization of prior service cost	(27)	(27)
Recognized net actuarial loss	177	158
Net periodic benefit cost	$205	$187

	Six Months Ended June 30,
	2020	2019
Service cost	$540	$400
Interest cost	410	442
Expected return on plan assets	(840)	(730)
Amortization of prior service cost	(54)	(54)
Recognized net actuarial loss	354	316
Net periodic benefit cost	$410	$374

The service cost component of net periodic benefit cost is included in salaries and employee benefits expense in the consolidated statements of income. All other components are included in other operating expenses in the consolidated statements of income.

For the six months ended June 30, 2020, the Company did not make a contribution to the Plan.

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

Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Accounting guidance for fair value excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Consequently, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company as of June 30, 2020 and December 31, 2019.

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019.

		Fair Value Measurements at June 30, 2020 Using
Description	Balance as of June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$73,526	$	---	$73,526	$	---
States and political subdivisions	150,880		---	150,880		---
Mortgage-backed securities	262,232		---	262,232		---
Corporate debt securities	3,288		---	3,288		---
Total securities available for sale	$489,926	$	---	$489,926	$	---

		Fair Value Measurements at December 31, 2019 Using
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$121,123	$	---	$121,123	$	---
States and political subdivisions	88,239		---	88,239		---
Mortgage-backed securities	221,783		---	221,783		---
Corporate debt securities	4,118		---	4,118		---
Total securities available for sale	$435,263	$	---	$435,263	$	---

The Company’s securities portfolio is valued using Level 2 inputs. The Company relies on a third party vendor to provide market valuations. The inputs used to determine value include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The third-party vendor also monitors market indicators, industry activity and economic events as part of the valuation process. Central to the final valuation is the assumption that the indicators used are representative of the fair value of securities held within the Company’s portfolio. Level 2 inputs are subject to a certain degree of uncertainty and changes in these assumptions or methodologies in the future, if any, may impact securities fair value, deferred tax assets or liabilities, or expense.

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

		Fair Value Measurements at June 30, 2020 Using
Description	Balance as of June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Interest rate loan contracts	$21	$	---	$	---	$21
Forward contracts	$(81)	$	---	$	---	$(81)

		Fair Value Measurements at December 31, 2019 Using
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Interest rate loan contracts	$1	$	---	$	---	$1
Forward contracts	$(4)	$	---	$	---	$(4)

June 30, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate loan contracts	Market approach	Pull-through rate	85.82%	-	100.00%	(87.07%)
Forward contracts	Market approach	Pull-through rate	85.82%	-	100.00%	(87.07%)

Interest rate loan contracts	Market approach	Current reference price	102.72%	-	105.46%	(103.63%)(1)
Forward contracts	Market approach	Current reference price	102.23%	-	105.58%	(103.95%)(1)

(1)	Current reference prices were weighted by the relative amount of the loan

December 31, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate loan contracts	Market approach	Pull-through rate		90.00%(1)
Forward contracts	Market approach	Pull-through rate		65.60%(1)

Interest rate loan contracts	Market approach	Current reference price	101.49%	-	102.06%	(101.72%)(2)
Forward contracts	Market approach	Current reference price	101.49%	-	103.28%	(101.91%)(2)

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at June 30, 2020 or December 31, 2019.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. TDRs are impaired loans. Impaired loans are measured at fair value on a nonrecurring basis. If an individually evaluated impaired loan’s balance exceeds fair value, the amount is allocated to the allowance for loan losses. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

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

The following table summarizes the Company’s impaired loans that were measured at fair value on a nonrecurring basis at June 30, 2020 and at December 31, 2019.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
June 30, 2020	Impaired loans net of valuation allowance	$972	$	---	$	---	$972
December 31, 2019	Impaired loans net of valuation allowance	1,005		---		---	1,005

The following tables present information about Level 3 Fair Value Measurements for June 30, 2020 and December 31, 2019.

Impaired Loans	Valuation Technique	Unobservable Input	Range (Weighted Average(1))
June 30, 2020	Present value of cash flows	Discount rate	5.50%	–	6.50%	(5.94%)
December 31, 2019	Present value of cash flows	Discount rate	5.50%	–	6.50%	(5.77%)

(1)	Unobservable inputs were weighted by the relative fair value of the impaired loans.

At June 30, 2020 and December 31, 2019, all impaired loans measured at fair value on a nonrecurring basis were measured using the present value of cash flows. The loans at each date are TDRs and the discount rate is the contractual rate that was in effect prior to modification to TDR status. Inherent in the measurement of impaired loans using the present value of cash flows method are judgements and assumptions, including the appropriateness of the discount rate and the projections of cash flows. Cash flows in the future may differ from those used in the measurement. Future changes in cash flow assumptions or if the loans are charged off may result in greater losses than estimated at the reporting dates. An increase in the impairment measurement or a charge-off would increase the provision for loan losses.

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

The following table summarizes the Company’s OREO that was measured at fair value on a nonrecurring basis.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
June 30, 2020	Other real estate owned net of valuation allowance	$1,553	$	---	$	---	$1,553
December 31, 2019	Other real estate owned net of valuation allowance	1,612		---		---	1,612

The following tables present information about Level 3 Fair Value Measurements for June 30, 2020 and December 31, 2019.

June 30, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average(1))

Other real estate owned	Discounted appraised value	Selling cost	0.00%(2)	–	5.54%	(0.46%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0.00%	–	11.35%	(0.95%)

December 31, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average(1))

Other real estate owned	Discounted appraised value	Selling cost	0.00%(2)	–	6.00%	(0.68%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0.00%	–	45.17%	(1.28%)

(1)	Discounts were weighted by the relative appraised value of the OREO properties.
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

At June 30, 2020 and December 31, 2019, OREO properties were measured using appraised value, and if applicable, discounted by selling costs, lack of marketability and age of appraisal. Determining the discount to appraisals for selling cost and lack of marketability and age of the appraisal relies on certain key assumptions and judgements.

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

There is uncertainty in determining discounts to appraised value. Future changes to marketability assumptions or updated appraisals may indicate a lower fair value, with a corresponding impact to net income. The current COVID-19 pandemic and associated economic crisis may negatively affect the value of the Company’s OREO and may result in additional OREO properties. Ultimate proceeds from the sale of OREO property may be less than the estimated fair value, reducing net income.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2020 and December 31, 2019. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as FHLB and Federal Reserve Bank of Richmond stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government-supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity. Fair values are estimated using the exit price notion.

	June 30, 2020
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$13,315		$13,315	$	---	$	---
Interest-bearing deposits	73,251		73,251		---		---
Securities	489,926		---		489,926		---
Restricted securities	1,279		---		1,279		---
Loans held for sale	2,367		---		2,367		---
Loans, net	782,694		---		---		764,662
Accrued interest receivable	4,797		---		4,797		---
Bank-owned life insurance	36,007		---		36,007		---
Interest rate loan contracts	21		---		---		21
Financial Liabilities:
Deposits	$1,219,608	$	---		$1,101,726		$118,390
Accrued interest payable	117		---		117		---
Forward contracts	81		---		---		81

	December 31, 2019
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$10,290		$10,290	$	---	$	---
Interest-bearing deposits	76,881		76,881		---		---
Securities	435,263		---		435,263		---
Restricted securities	1,220		---		1,220		---
Loans held for sale	905		---		905		---
Loans, net	726,588		---		---		718,299
Accrued interest receivable	4,285		---		4,285		---
Bank-owned life insurance	35,567		---		35,567		---
Interest rate loan contracts	1		---		---		1
Financial Liabilities:
Deposits	$1,119,753	$	---		$991,725		$128,011
Accrued interest payable	144		---		144		---
Forward contracts	4		---		---		4

Note 8: Components of Accumulated Other Comprehensive Income (Loss)

The following tables present the components of accumulated other comprehensive income (loss) for the three months ended June 30, 2020 and June 30, 2019.

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2019	$(528)	$(7,013)	$(7,541)
Unrealized holding gain on available for sale securities, net of tax of $795	2,991	---	2,991
Reclassification adjustment, net of tax of ($2)	(6)	---	(6)
Balance at June 30, 2019	$2,457	$(7,013)	$(4,556)

Balance at March 31, 2020	$3,930	$(8,582)	$(4,652)
Unrealized holding gain on available for sale securities net of tax of $1,498	5,637	---	5,637
Reclassification adjustment, net of tax of ($13)	(49)	---	(49)
Balance at June 30, 2020	$9,518	$(8,582)	$936

The following tables present the components of accumulated other comprehensive income (loss) for the six months ended June 30, 2020 and June 30, 2019.

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(5,072)	$(7,013)	$(12,085)
Unrealized holding gain on available for sale securities, net of tax of $2,003	7,545	---	7,545
Reclassification adjustment, net of tax of ($4)	(16)	---	(16)
Balance at June 30, 2019	$2,457	$(7,013)	$(4,556)

Balance at December 31, 2019	$76	$(8,582)	$(8,506)
Unrealized holding gain on available for sale securities net of tax of $2,526	9,507	---	9,507
Reclassification adjustment, net of tax of ($17)	(65)	---	(65)
Balance at June 30, 2020	$9,518	$(8,582)	$936

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

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of monthly service fees, overdraft and nonsufficient funds fees, automated teller machine (“ATM”) fees, wire transfer fees, and other deposit account related fees. The Company’s performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Wire transfer fees, overdraft and nonsufficient funds fees and other deposit account related fees are transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2020 and June 30, 2019.

	Three Months Ended June 30,
	2020	2019
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$377	$607
Other service charges and fees	37	51
Credit and debit card fees	386	356
Trust income	387	371
Insurance and Investment (included within Other Income on the Consolidated Statements of Income)	91	128
Noninterest Income (in-scope of Topic 606)	$1,278	$1,513
Noninterest Income (out-of-scope of Topic 606)	467	343
Total noninterest income	$1,745	$1,856

	Six Months Ended June 30,
	2020	2019
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$959	$1,197
Other service charges and fees	76	103
Credit and debit card fees	692	665
Trust income	821	768
Insurance and Investment (included within Other Income on the Consolidated Statements of Income)	189	264
Noninterest Income (in-scope of Topic 606)	$2,737	$2,997
Noninterest Income (out-of-scope of Topic 606)	1,143	1,348
Total noninterest income	$3,880	$4,345

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

Lease payments

Lease payments for short-term leases are recognized as lease expense on a straight-line basis over the lease term, or for variable lease payments, in the period in which the obligation was incurred. Payments for leases with terms longer than 12 months are included in the determination of the lease liability. Payments may be fixed for the term of the lease or variable. If the lease agreement provides a known escalator, such as a specified percentage increase per year or a stated increase at a specified time, the variable payment is included in the cash flows used to determine the lease liability. If the variable payment is based upon an unknown escalator, such as the consumer price index at a future date, the increase is not included in the cash flows used to determine the lease liability. The Company elected the practical expedient provided by Topic 842 not to allocate consideration in a contract between lease and non-lease components

Two of the Company’s leases provide known escalators that are included in the determination of the lease liability. One lease has an annual escalator based on the consumer price index-urban (“CPI-U”). The remaining leases do not have variable payments during the term of the lease.

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

The following tables present information about leases:

	June 30, 2020	December 31, 2019
Lease liability	$2,140	$2,286
Right-of-use asset	$2,127	$2,277
Weighted average remaining lease term (in years)	7.31	6.90
Weighted average discount rate	3.03%	3.02%

	For the Three Months Ended June 30,
	2020		2019
Lease Expense
Operating lease expense		$92		$77
Short-term lease expense		0		33
Total lease expense		$92		$110

Cash paid for amounts included in lease liabilities		$91		$76
Right-of-use assets obtained in exchange for operating lease liabilities commencing during the period	$	---	$	---

	For the Six Months Ended June 30,
	2020		2019
Lease Expense
Operating lease expense		$185	$136
Short-term lease expense		1	72
Total lease expense		$186	$208

Cash paid for amounts included in lease liabilities		$182	$132
Right-of-use assets obtained in exchange for operating lease liabilities commencing during the period	$	---	$2,236

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability:

Undiscounted Cash Flow for the Period	As of June 30, 2020
Six months ending December 31, 2020	$174
Twelve months ending December 31, 2021	345
Twelve months ending December 31, 2022	349
Twelve months ending December 31, 2023	351
Twelve months ending December 31, 2024	333
Twelve months ending December 31, 2025	244
Thereafter	608
Total undiscounted cash flows	$2,404
Less: discount	(264)
Lease liability	$2,140

The contracts in which the Company is lessee are with parties external to the company and not related parties. The Company has a small lease relationship with a director in which the Company is lessor.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

$ in thousands, except per share data

The purpose of this discussion and analysis is to provide information about the financial condition and results of operations of the Company.  Please refer to the financial statements and other information included in this report as well as the Company’s 2019 Annual Report on Form 10-K for an understanding of the following discussion and analysis. References in the following discussion and analysis to “we” or “us” refer to the Company unless the context indicates that the reference is to the Bank.

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
●

monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Consumer Financial Protection Bureau and the Federal Deposit Insurance Corporation, and the impact of any policies or programs implemented pursuant to financial reform legislation,

●	unanticipated increases in the level of unemployment in the Company’s market,
●	the quality or composition of the loan and/or investment portfolios,
●	demand for loan products,
●	deposit flows,
●	competition,
●	demand for financial services in the Company’s market,
●	the real estate values in the Company’s market,
●	laws, regulations, and policies impacting financial institutions,
●	technological risks and developments, and cyber-threats, attacks, or events,
●	the Company’s technology initiatives,
●	applicable accounting principles, policies and guidelines,
●	an insufficient allowance for loan losses,
●	the effectiveness of the Company’s credit processes and management of the Company’s credit risk,
●	business disruptions and/or impact due to the coronavirus or similar pandemic diseases

These risks and uncertainties should be considered in evaluating the forward-looking statements contained in this report. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report. This discussion and analysis should be read in conjunction with the description of our “Risk Factors” in Item 1A. of the most recently filed Form 10-K.

The national economy, including the Company’s market area, has been impacted by the global COVID-19 pandemic and measures implemented to reduce its spread. The Commonwealth of Virginia ordered closure of non-essential businesses and public schools beginning March 23, 2020 and ending on June 10, 2020. After June 10, the state began a phased re-opening with many businesses operating at significantly reduced capacity. The Company’s market area has experienced much higher unemployment and national unemployment claim data show record levels. The economic downturn caused by the pandemic and containment efforts is expected to continue, though the degree and length of downturn is not yet known. Because of the importance to the Company’s markets of state-funded universities, cutbacks in the funding provided by the Commonwealth of Virginia or decisions by the local universities to limit or cancel sporting events, or operate remotely would also negatively impact employment in the Company’s market. This could lead to a higher rate of delinquent loans and a greater number of real estate foreclosures. Higher unemployment and the fear of layoffs causes reduced consumer demand for goods and services, which negatively impacts the Company’s business and customers. The economic downturn caused by the pandemic adversely impacted the Company and continued economic downturn will negatively affect the Company.

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

Effect of COVID-19 Pandemic

During March 2020, the global COVID-19 pandemic began to severely impact the economy. In response to substantial public health concern, the federal and state governments, individual companies and countries around the world implemented methods to slow the pandemic’s spread, including social distancing, stay-at-home orders and a vast number of cancellations of previously scheduled economic activity.

One of the Company’s top priorities are the health and safety of our customers and employees and to that end, the Company has implemented certain protective measures. Where possible the Company has allowed certain employees to telework and has rearranged work environments for other employees in order to promote appropriate social distancing. On March 20, we closed the lobbies of the Company’s 25 branches, but continue to serve our customers through internet banking, drive-thru facilities and ATMs. Customers may also make an appointment to enter branch locations in order to apply for new products. Current analysis of our transactions has not shown a decline. Controls over cash and physical assets have remained in place and internal controls over financial reporting and disclosure have been maintained. The Company continues to monitor environments in its markets to determine when to re-open branch lobbies.

The Company also considered the impact of the pandemic on critical estimates, including the allowance for loan losses, valuation of goodwill, valuation of OREO, other-than-temporary impairment of securities and pension obligations, as well as lease right of use assets. The impact to the allowance for loan losses is discussed under the “Asset Quality” section. Analysis as of June 30, 2020 did not indicate declines in the valuation of OREO, other-than-temporary impairment of securities, pension obligations or lease right-of-use assets. The Company will continue to monitor the values as the effects of the pandemic unfold.

The Company performed an internal analysis as of March 31, 2020 and June 30, 2020 to determine if updated goodwill impairment testing was necessary. The analysis did not indicate the need for updated impairment testing. Management also consulted with the third-party vendor who performs the annual goodwill impairment test. Based on data at June 30, 2020, the third-party vendor did not recommend updated impairment testing. The Company will continue to monitor goodwill and perform updated testing if determined to be appropriate.

The Company is also monitoring increased threats of fraud, including schemes against employees new to telework arrangements, fraud related to state unemployment insurance and COVID-19 related scams against customers.

The Company’s business relies on positive relationships with customers. At this time, we feel our customer relationships remain strong and our team remains ready to provide banking services. The Company has a robust business continuity plan, and partners with vendors who we believe also have robust business continuity plans. No material expenditures are expected to implement business continuity plans. In the event that we experience high infection rates within our staff, it would impact our ability to serve our customers for a certain period. Infection rates remain at a relatively low level within our market and we have implemented many measures to protect the health of our employees. Further, all critical functions are cross-trained as part of our business continuity preparedness. The following discusses our financial position and results of operations for the first half of 2020 and where appropriate, the impact of the COVID-19 pandemic for the six months ended June 30, 2020, as well as potential future impact.

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

$ in thousands	Three Months Ended June 30,
	2020	2019
GAAP measures:
Interest and fees on loans	$8,419	$8,460
Interest on interest-bearing deposits	14	382
Interest and dividends on securities - taxable	1,863	1,603
Interest on securities - nontaxable	454	848
Total interest income	$10,750	$11,293

Interest on deposits	$1,598	$1,914
Net interest income	$9,152	$9,379

Non-GAAP measures:
Tax benefit on nontaxable loan income	$120	$116
Tax benefit on nontaxable securities income	137	231
Total tax benefit on nontaxable interest income	$257	$347
Total tax-equivalent net interest income	$9,409	$9,726

Total tax-equivalent net interest income, annualized	$37,843	$39,011
Average interest-earning assets	$1,303,352	$1,183,803
Net interest margin	2.90%	3.30%

$ in thousands	Six Months Ended June 30,
	2020	2019
GAAP measures:
Interest and fees on loans	$16,885	$16,729
Interest on interest-bearing deposits	231	641
Interest and dividends on securities - taxable	4,219	3,286
Interest on securities - nontaxable	803	1,775
Total interest income	$22,138	$22,431

Interest on deposits	$3,394	$3,707
Net interest income	$18,744	$18,724

Non-GAAP measures:
Tax benefit on nontaxable loan income	$243	$232
Tax benefit on nontaxable securities income	233	482
Total tax benefit on nontaxable interest income	$476	$714
Total tax-equivalent net interest income	$19,220	$19,438

Total tax-equivalent net interest income, annualized	$38,651	$39,198
Average interest-earning assets	$1,268,209	$1,180,872
Net interest margin	3.05%	3.32%

The noninterest margin is calculated by dividing noninterest expense less noninterest income (excluding recovery of insurance receivable and realized securities gain, net), annualized, by average year-to-date assets. The reconciliation of adjusted noninterest income and adjusted noninterest expense, which are not measurements under U.S. GAAP, is reflected in the table below.

$ in thousands	Three Months Ended June 30,
	2020	2019
Noninterest expense under GAAP	$6,077	$6,453

Noninterest income under GAAP	$1,745	$1,856
Less: realized securities gains, net	(62)	(8)
Noninterest income for ratio calculation, non-GAAP	$1,683	$1,848

Net noninterest expense, non-GAAP	$4,394	$4,605
Net noninterest expense, non-GAAP, annualized	17,673	18,471
Average assets	$1,393,227	$1,260,195
Noninterest margin	1.27%	1.47%

$ in thousands	Six Months Ended June 30,
	2020	2019
Noninterest expense under GAAP	$12,544	$12,918

Noninterest income under GAAP	$3,880	$4,345
Less: recovery of insurance receivable	---	(538)
Less: realized securities gains, net	(82)	(20)
Noninterest income for ratio calculation, non-GAAP	$3,798	$3,787

Net noninterest expense, non-GAAP	$8,746	$9,131
Net noninterest expense, non-GAAP, annualized	17,588	18,413
Average assets	$1,352,827	$1,254,654
Noninterest margin	1.30%	1.47%

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

The following table details the calculation of annualized net income for the return on average assets and the return on average equity:

$ in thousands	Three Months Ended June 30,
	2020	2019
Net Income	$2,982	$3,994
Items deemed non-recurring by management:
Securities gains, net of tax of $13 for the period ended June 30, 2020 and 2 for the period ended June 30, 2019	(49)	(6)
Adjusted net income	2,933	3,988
Adjusted net income, annualized	11,796	15,996
Items deemed non-recurring by management:
Securities gains, net of tax	49	6
Annualized net income for ratio calculation	$11,845	$16,002

$ in thousands	Six Months Ended June 30,
	2020	2019
Net Income	$6,961	$8,437
Items deemed non-recurring by management:
Securities gains, net of tax of $17 for the period ended June 30, 2020 and $4 for the period ended June 30, 2019	(65)	(16)
Insurance recovery in 2019, net of tax of $113	---	(425)
Adjusted net income	6,896	7,996
Adjusted net income, annualized	13,868	16,125
Items deemed non-recurring by management:
Securities gains, net of tax	65	16
Insurance recovery in 2019, net of tax	---	425
Annualized net income for ratio calculation	$13,933	$16,566

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

The estimate of the allowance for June 30, 2020 considered market conditions as of June 30, 2020 where possible, and the most recent available information when data was not available as of June 30, 2020, portfolio conditions and levels of delinquencies at June 30, 2020, and net charge-offs in the eight quarters prior to the quarter ended June 30, 2020. Some of the available economic data lags the reporting date and reflects only the beginning of the impact that the pandemic has had. Further, in an effort to work with borrowers and in accordance with regulatory guidance and the CARES Act, the Company granted loan payment extensions and interest only periods to borrowers who requested and qualified for them. Past due status will not occur during the period in which a payment is extended. Providing an interest only period affords borrowers lower payments during the interest only period. When extension periods and interest only periods expire, there may be increases in past dues that will increase the requirement for the allowance for loan loss. Management used its best judgement and efforts in incorporating possible impacts as of June 30, 2020 in estimating the allowance for loan losses, but if the economy experiences a greater downturn than estimated, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see Note 3 to the consolidated financial statements and “Asset Quality,” and “Provision and Allowance for Loan Losses.”

Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value based test. The Company performs impairment testing in the fourth quarter of each year. The Company’s most recent impairment test was performed using data from September 30, 2019. Accounting guidance provides the option of performing preliminary assessment of qualitative factors before performing more substantial testing for impairment. The Company opted not to perform the preliminary assessment. The Company’s goodwill impairment analysis considered three valuation techniques appropriate to the measurement. The first technique uses the Company’s market capitalization as an estimate of fair value; the second technique estimates fair value using current market pricing multiples for companies comparable to the Company; while the third technique uses current market pricing multiples for change-of-control transactions involving companies comparable to the Company.  As of the date of testing, no impairment was indicated.

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

The Company performed internal analysis as of June 30, 2020 to determine if updated goodwill impairment testing was necessary. Since the pandemic began, the Company’s stock price, like many stocks, has experienced volatility. At June 30, 2020, the Company’s stock price indicated a possible impairment. However recent trading activity would suggest that there was no significant deterioration in the stock price. The other two measures did not indicate impairment. Management also consulted with the third-party vendor who performs the annual goodwill impairment test. The third-party vendor did not recommend updated impairment testing at this time. The Company will continue to monitor goodwill and perform updated testing if determined to be appropriate.

OREO

Real estate acquired through, or in lieu of, foreclosure is held for sale and is stated at fair value of the property, less estimated cost to sell, if any. Any excess of cost over the fair value less costs to sell at the time of acquisition is charged to the allowance for loan losses. The fair value is reviewed periodically by management and any write-downs are charged against current earnings. Accounting policy and treatment is consistent with accounting for impaired loans described above.

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

Consumer real estate mortgages may have fixed interest rates for the entire term of the loan or variable interest rates subject to change after the first, third, or fifth year. Variable rates are based on the weekly average yield of United States Treasury Securities and are underwritten at fully-indexed rates. We do not offer certain high risk loan products such as interest only consumer mortgage loans, hybrid loans, payment option adjustable rate mortgages (“ARMs”), reverse mortgage loans, loans with initial teaser rates or any product with negative amortization. Hybrid loans are loans that start out as a fixed rate mortgage, but after a set number of years they automatically adjust to an adjustable rate mortgage. Payment option ARMs usually have adjustable rates, for which borrowers choose their monthly payment of either a full payment, interest only, or a minimum payment which may be lower than the payment required to reduce the balance of the loan in accordance with the originally underwritten amortization.

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

SBA Paycheck Protection Program. The CARES Act Paycheck Protection Program provides small business loans to aid small businesses in maintaining their payroll for up to 8 weeks. The Company began processing applications when the Small Business Administration opened the application period on April 3, 2020. As of June 30, 2020, the Company has funded $55,819 in PPP loans. The Company continues to assist borrowers in obtaining PPP loans and plans to offer the loans until the application period ends in August 2020.

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

Performance Summary

The Company’s performance for the three and six months ended June 30, 2020 has been impacted by the COVID-19 pandemic and efforts to contain it. The Company has worked with borrowers impacted by the pandemic to provide payment relief which has resulted in reversal of accrued interest income on certain loans within the portfolio. The Company has also used available information to inform and quantify the increased risk in the allowance for loan losses, resulting in an increased provision expense. Slightly offsetting the adverse impact to income are fees collected from providing SBA Paycheck Protection Program loans to qualifying customers and increased mortgage refinancing activity which fueled gains from the sale of mortgages.

The following table presents the Company’s key performance ratios for the three months ended June 30, 2020 and June 30, 2019. Income and expense items are annualized for the ratios, except for basic earnings per share and fully diluted earnings per share.

	Three Months Ended
	June 30, 2020	June 30, 2019
Return on average assets (1)	0.85%	1.27%
Return on average equity (1)	6.13%	8.79%
Basic earnings per share	$0.46	$0.61
Fully diluted earnings per share	$0.46	$0.61
Net interest margin (2)	2.90%	3.30%
Noninterest margin (3)	1.27%	1.47%

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

(2)

Net interest margin is a non-GAAP measure. Tax advantaged portions of net interest income are adjusted to their fully-taxable equivalent basis. Net interest income on a fully-taxable equivalent basis is divided by average earning assets.

(3)

Noninterest margin is a non-GAAP measure. Noninterest expense is adjusted for items deemed by management to be non-recurring. Noninterest income is adjusted for items deemed by management to be non-recurring and securities gains and losses. Adjusted noninterest income is subtracted from adjusted noninterest expense and the difference is divided by average period-to-date assets.

The annualized return on average assets decreased 42 basis points when the three months ended June 30, 2020 are compared with the three months ended June 30, 2019. The annualized return on average equity decreased 266 basis points when the three months ended June 30, 2020 are compared with the three months ended June 30, 2019.

The annualized net interest margin was 2.90% for the three months ended June 30, 2020, down 40 basis points from the 3.30% reported for the three months ended June 30, 2019. Please refer to the discussion under Net Interest Income for further information.

The annualized noninterest margin improved by 20 basis points when the three month period ended June 30, 2020 is compared with the three month period ended June 30, 2019. Please refer to the discussions under noninterest income and noninterest expense for further information.

The following table presents the Company’s key performance ratios for the six months ended June 30, 2020 and June 30, 2019 and the year ended December 31, 2019. The measures for June 30, 2020 and June 30, 2019 are annualized, except for basic earnings per share and fully diluted earnings per share.

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	Twelve Months Ended December 31, 2019
Return on average assets (1)	1.03%	1.32%	1.39%
Return on average equity (1) (4)	7.28%	8.97%	9.87%
Basic earnings per share (4)	$1.07	$1.27	$2.65
Fully diluted earnings per share	$1.07	$1.27	$2.65
Net interest margin (2)	3.05%	3.32%	3.29%
Noninterest margin (3)	1.30%	1.47%	1.44%

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

(2)

Net interest margin is a non-GAAP measure. Tax advantaged portions of net interest income are adjusted to their fully-taxable equivalent basis. Net interest income on a fully-taxable equivalent basis is divided by average earning assets.

(3)

Noninterest margin is a non-GAAP measure. Noninterest expense is adjusted for items deemed by management to be non-recurring. Noninterest income is adjusted for items deemed by management to be non-recurring and securities gains and losses. Adjusted noninterest income is subtracted from adjusted noninterest expense and the difference is divided by average year-to-date assets.

(4)	During the six months ended June 30, 2019, the Company repurchased 452,400 shares under its publicly announced stock repurchase plan. The repurchase reduced shareholders equity by $17,997.

The annualized return on average assets decreased 29 basis points for the six months ended June 30, 2020 compared with the six months ended June 30, 2019. The annualized return on average equity decreased 169 basis points for the six months ended June 30, 2020 compared with the six months ended June 30, 2019.

The annualized net interest margin was 3.05% for the six months ended June 30, 2020, down 27 basis points from the 3.32% reported for the six months ended June 30, 2019. Please refer to the discussion under Net Interest Income for further information.

The annualized noninterest margin for the six months ended June 30, 2020 improved by 17 basis points when compared with the six month period ended June 30, 2019. Please refer to the discussions under noninterest income and noninterest expense for further information.

Growth

NBI’s key assets and liabilities and their growth from December 31, 2019 are shown in the following table.

	June 30, 2020	December 31, 2019	Percent Change
Interest-bearing deposits	$73,251	$76,881	(4.72)%
Securities and restricted stock	491,205	436,483	12.54%
Loans, net	782,694	726,588	7.72%
Deposits	1,219,608	1,119,753	8.92%
Total assets	1,433,750	1,321,837	8.47%

Asset Quality

Key indicators of the Company’s asset quality are presented in the following table.

	June 30, 2020	December 31, 2019	June 30, 2019
Nonperforming loans	$3,830	$3,375	$4,262
Loans past due 90 days or more, and still accruing	237	231	50
Other real estate owned	1,553	1,612	2,025
Allowance for loan losses to loans net of unearned income and deferred fees and costs	1.05%	0.94%	1.00%
Allowance for loan losses to loans net of unearned income and deferred fees and costs, excluding SBA PPP loans	1.13%	N/A	N/A
Net charge-off ratio	0.10%	0.09%	0.10%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.68%	0.68%	0.86%
Ratio of allowance for loan losses to nonperforming loans	216.92%	203.35%	171.37%

The Company’s risk analysis at June 30, 2020 determined an allowance for loan losses of $8,308 or 1.05% of loans net of unearned income and deferred fees and costs. Included in loans net of unearned income and deferred fees and costs are $55,819 in Paycheck Protection Program loans. Because PPP loans are guaranteed by the U.S. government, they are not included in the calculation for the allowance for loan losses. If the PPP loans are removed from loans net of unearned income and deferred fees and costs, the allowance ratio is 1.13%. The allowance at December 31, 2019 was $6,863 or 0.94% of loans net of unearned income and deferred fees and costs. The allowance at June 30, 2019 was $7,304 or 1.00% of loans net of unearned income and deferred fees and costs.

The determination of the appropriate level for the allowance for loan losses resulted in a provision of $1,831 for the six months ended June 30, 2020, compared with a provision of $255 for the six month period ended June 30, 2019 and $126 for the 12 months ended December 31, 2019. To determine the appropriate level of the allowance for loan losses, the Company considers credit risk for certain loans designated as impaired and for non-impaired (“collectively evaluated”) loans.

Individually Evaluated Impaired Loans

Individually evaluated impaired loans totaled $5,227 gross and $5,229 net of unearned income and deferred fees and costs, with specific allocations to the allowance for loan losses totaling $104 at June 30, 2020. Individually evaluated impaired loans at December 31, 2019 were $5,289 gross as well as net of unearned income and deferred fees and costs, with specific allocations to the allowance for loan losses of $110. The specific allocation is determined based on criteria particular to each impaired loan.

The impact of the COVID-19 pandemic continues to evolve and may lead to additional loans designated as impaired in future quarters. Cash flow assumptions associated with impaired loans measured under the cash flow method may be impacted if borrowers are further distressed by the economic impacts of the pandemic, resulting in lower measurements and increased charge-offs and or higher funding requirements for the allowance for loan losses. If the pandemic suppresses real estate activity, real estate values could decline, causing reduced collateral values for impaired loans measured under the collateral method and potential charge-offs.

Collectively Evaluated Loans

Collectively evaluated loans totaled $788,248 gross and $785,773 net of unearned income and deferred fees and costs, with an allowance of $8,204 or 1.04% of loans net of unearned income and deferred fees and costs at June 30, 2020. Excluding PPP loans, the collectively evaluated allowance ratio is 1.12% at June 30, 2020. At December 31, 2019, collectively evaluated loans totaled $728,738 gross and $728,162 net of unearned income and deferred fees and costs, with an allowance of $6,753 or 0.93%.

For collectively evaluated loans, the Company applies to each loan class a historical net charge-off rate, adjusted for qualitative factors that influence credit risk. Qualitative factors evaluated for impact to credit risk include economic measures, asset quality indicators, loan characteristics, and changes to internal Bank policies and changes in management.

Net Charge-Offs

Net charge-off rates for each class are averaged over 8 quarters and applied to the class balance. On a portfolio basis, net charge-offs for the six months ended June 30, 2020 were $386 or 0.10% of average loans, compared with $341 or 0.10% for the six months ended June 30, 2019. The 8-quarter average historical loss rate was 0.09% for June 30, 2020 and 0.06% for June 30, 2019. Increases in the net charge-off rate increase the required allowance for collectively-evaluated loans, while decreases in the net charge-off rate decrease the required allowance for collectively-evaluated loans.

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

Measurements of economic indicators are the most recent the Company can obtain but due to lack of data availability, some economic indicators lag the report date by one to three months. In periods of low volatility, lagging indicators are accepted as reasonably representative of current conditions. The COVID-19 pandemic began impacting the local and national economies in March 2020 and continues to shroud the economic situation in uncertainty and volatility. Methods implemented to slow the spread of the virus including social distancing and stay-at-home orders have resulted in a vast reduction in economic activity. The situation continues to evolve and sources of economic indicators available as of June 30, 2020 may not fully reflect the impact of the pandemic.

To attempt to incorporate this unprecedented impact, the Company implemented a new qualitative factor in March 2020 for unemployment filings. Current data specific to the Company’s market area is not available, but historical analysis shows a strong correlation between national and local unemployment filings. The number of national unemployment claims increased significantly from levels at December 31, 2019, indicating increased credit risk. The Company assessed this as a significant decline and at June 30, 2020 provided 14 basis points to the allowance for loan losses. The Company expects the economic impact of the COVID-19 pandemic will be fully reflected in future quarters and indicators will likely show a significant softening in the economy. The Company continues to monitor economic indicators and their effect on credit risk. A discussion of the Company’s usual economic indicators as of the most recently available measurement follows:

As of June 30, 2020 the most recent data for the Company’s market area unemployment rate was as of April, 2020 and increased significantly from the data available at December 31, 2019. The Company assessed an increase to credit risk. Business and personal bankruptcy filing data was available as of March, 2020. Compared with data available at December 31, 2019, business and personal bankruptcies were at similar levels and resulted in similar allocations for credit risk. Residential vacancy data was available as of the first quarter of 2020 and showed a slight improvement from the data used for the December 31, 2019 calculation, resulting in a slightly lower allocation for credit risk. Housing inventory data was available as of June 30, 2020 and was at a similar level to data available at December 31, 2019, resulting in a similar assessment for credit risk.

Asset Quality Indicators

Asset quality indicators, including past due levels, nonaccrual status and internal risk ratings, are evaluated at the class level. In response to the pandemic’s impact in 2020 on borrowers and under regulatory guidance and provisions of the CARES Act, the Company provided accommodations including modifications and payment extensions to assist borrowers through the economic crisis. The Company expects the accommodations will ultimately increase the probability of full repayment. The Company is tracking all pandemic-related modifications and extensions and is closely monitoring the portfolio for signs of deterioration that would require changes in risk ratings, TDR status or charge-off. Without the accommodations, additional loans would have been included in past-due and adverse risk rating data as of June 30, 2020.

Loans past due and loans designated nonaccrual indicate heightened credit risk. Increases in past due and nonaccrual loans increase the required level of the allowance for loan losses and decreases reduce the required level of the allowance for loan losses. Accruing loans past due 30-89 days were 0.19% of total loans, net of unearned income and deferred fees and costs at June 30, 2020, an increase from 0.15% at December 31, 2019. Accruing loans past due 90 days or more were 0.03% of total loans, net of unearned income and deferred fees and costs at June 30, 2020, and 0.03% at December 31, 2019. Nonaccrual loans at June 30, 2020 were 0.48% of total loans, net of unearned income and deferred fees and costs, an increase from 0.46% at December 31, 2019.

Loans rated “special mention” and “classified” (together, “criticized assets”) indicate heightened credit risk. Higher levels of criticized assets increase the required level of the allowance for collectively-evaluated loans, while lower levels of criticized assets reduce the required level of the allowance for collectively-evaluated loans. Loans rated special mention receive a 50% greater allocation for qualitative risk factors, and loans rated classified receive a 100% greater allocation for qualitative risk factors. A classified loss rate is also applied to classified loans, calculated as net charge offs divided by classified loans. Collectively evaluated loans rated “special mention” were $341 at June 30, 2020 and $135 at December 31, 2019. Collectively evaluated loans rated classified were $793 at June 30, 2020 and $961 at December 31, 2019.

Other Factors

The Federal Reserve, in an attempt to soften the pandemic’s impact on the economy, reduced rates twice in March 2020 by a total of 150 basis points. This will provide variable rate loans with lower payments, reducing credit risk.

The competitive and legal environments were evaluated and deemed to be at similar levels to those at December 31, 2019. The Company also considered the impact of changes in the regulatory environment on credit risk. Regulatory guidance released at the beginning of the pandemic, as well as provisions of the CARES Act, provided banks with the ability to proactively assist loan customers without concern of automatic regulatory criticism and without being required to designate certain modifications granted in response to the pandemic as TDRs. However, as the pandemic continues and its effects on the economy are prolonged, there is uncertainty surrounding regulatory response. In order to account for the uncertainty, the Company increased the allocation to the reserve. The additional allocation will be evaluated for removal when questions surrounding regulatory guidance have been resolved.

The Company considers the risk from changes to lending policies and loan review, and changes in management’s experience. Each of these factors remained at similar levels to December 31, 2019.

Levels of high risk loans are considered in the determination of the level of the allowance for loan loss. High risk loans are defined by the Company as loans secured by junior liens, interest only loans and loans with a high loan-to-value ratio. A decrease in the level of high risk loans within a class decreases the required allocation for the loan class, and an increase in the level of high risk loans within a class increases the required allocation for the loan class. Total high risk loans decreased $7,490 or 5.82% from the level at December 31, 2019, resulting in a decreased allocation.

Unallocated Surplus

In addition to funding the allowance for loan losses based upon data analysis, the Company has an option to increase the allowance based upon management judgement. The Company’s policy permits an unallocated surplus of between 0% and 5% in excess of the calculated requirement. The unallocated surplus at June 30, 2020 is $395 or 5% in excess of the calculated requirement. As of December 31, 2019, the unallocated surplus was $326 or 5%. The Company maintained the surplus at 5% to provide some mitigation of the uncertainty surrounding the impact of COVID-19.

The calculation of the appropriate level for the allowance for loan losses incorporates analysis of multiple factors and requires management’s prudent and informed judgment. The ratio of the allowance for loan losses to total loans, net of unearned income and deferred fees and costs at June 30, 2020 is 1.05%, an increase from 0.94% at December 31, 2019. The ratio of the allowance for collectively-evaluated loan losses to collectively-evaluated loans, net of unearned income and deferred fees and costs is 1.04%, compared with 0.93% at December 31, 2019. Of note, both ratios at June 30, 2020 are diluted by the presence of government-guaranteed PPP loans which do not add to credit risk.

The most recently available data showed improvements that decreased the required level of the allowance for loan losses from December 31, 2019 including the interest rate environment, loans considered high risk, and the residential vacancy rate. Other indicators offset the improvements, including a worsening in the unemployment rate, uncertainty in the regulatory environment, and asset quality indicators. To attempt to capture the impact on credit risk of the global COVID-19 pandemic, which continues to evolve, the Company added 14 basis points based on unprecedented national unemployment filing data. Because of lags in data and heightened uncertainty stemming from the pandemic, the Company also maintained its unallocated surplus at the maximum level allowed by its policy. Based on analysis of historical indicators, asset quality and economic factors, management believes the level of allowance for loan losses is reasonable for the credit risk in the loan portfolio as of June 30, 2020.

Please refer to Note 3: Allowance for Loan Losses, Nonperforming Assets and Impaired Loans for further information on collectively evaluated loans, individually evaluated impaired loans and the unallocated portion of the allowance for loan losses.

The following table discloses the OREO in physical possession and in process at each reporting date:

Other Real Estate Owned(1)	June 30, 2020	June 30, 2019	December 31, 2019
Real estate construction	$1,443	$2,012	$1,443
Consumer real estate	110	13	169
Total other real estate owned	$1,553	$2,025	$1,612

Loans in process of foreclosure	$273	$721	$509

(1)	Net of valuation allowance.

OREO decreased $59 from December 31, 2019 and $472 from June 30, 2019. As of June 30, 2020, loans in in various stages of foreclosure totaled $273, of which $257 are secured by residential real estate. Loans currently in process of foreclosure may impact OREO in future quarters. It is not possible to accurately predict the future total of OREO because property sold at foreclosure may be acquired by third parties and OREO properties are regularly marketed and sold.

The Company continues to monitor risk levels within the loan portfolio. As of June 30, 2020, the effect of the COVID-19 pandemic has not impacted real estate values in the Company’s market. If the pandemic suppresses real estate activity, real estate values could decline, causing reduced collateral values for existing OREO properties which may result in loss recognition. The Company is working diligently with borrowers to provide payment relief, however if the pandemic results in increased foreclosures, OREO properties will increase.

Modifications and TDRs

In the ordinary course of business the Company modifies loan terms on a case-by-case basis, including consumer and commercial loans, for a variety of reasons. Modifications may include rate reductions, payment extensions of varying lengths of time, a change in amortization term or method or other arrangements. Payment extensions allow borrowers temporary payment relief and result in extending the original contractual maturity by the number of months for which the extension was granted. The Company may grant payment extensions to borrowers who have demonstrated a willingness and ability to repay their loan but who are experiencing consequences of a specific unforeseen temporary hardship. If the temporary event is not expected to impact a borrower’s ability to repay the debt, and if the Company expects to collect all amounts due including interest accrued at the contractual interest rate for the extension period at contractual maturity, the modification is not designated a TDR.

Modifications to consumer loans generally involve short-term payment extensions to accommodate specific, temporary circumstances. Modifications to commercial loans may include, but are not limited to, changes in interest rate, maturity, amortization and financial covenants. If the modified terms are consistent with competitive market conditions and representative of terms the borrower could otherwise obtain in the open market, the modified loan is not categorized as a TDR.

The Company codes modifications to assist in identifying TDRs. The majority of modifications were granted for competitive reasons and did not constitute TDRs. A description of modifications that occurred during the six months ended June 30, 2020 and that did not result in TDR status and that are not related to COVID-19 follows:

Six Months Ended June 30, 2020
Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Amount Modified (in thousands)
Rate reductions for competitive purposes	121	$44,830
Payment extensions for less than 3 months	35	1,826
Maturity date extensions of more than 3 months and up to 6 months	62	20,017
Maturity date extensions of more than 6 months and up to 12 months	15	457
Maturity date extensions of more than 12 months	177	10,723
Advances on non-revolving loans or capitalization	10	5,250
Change in amortization term or method	6	2,994
Change or release of collateral	9	385
Renewal of expired Home Equity Line of Credit loans for additional 10 years	13	156
Renewal of single-payment notes	135	3,261
Total modifications that do not constitute TDRs	583	$89,899

The COVID-19 pandemic has negatively impacted a significant number of the Company’s borrowers, and is likely to continue to adversely impact borrowers for the foreseeable future. Other borrowers of the Company that, as of the date of this report, have not been negatively affected by the pandemic, may experience financial hardship in the future as a result of COVID-19. The Company is working with borrowers to provide short-term payment relief, including providing payment extensions, interest only periods and rate reductions. In addition to the modifications in the table above, the Company modified 297 loans totaling $119,711 for the six months ended June 30, 2020 for COVID-19-related hardship. Borrowers may increase their requests for concessions, including competitive rate decreases and/or payment modifications which will decrease interest income. If the pandemic lasts longer than the period of relief provided by the modifications, the Company expects to continue to work with borrowers in order to bolster the prospect of full repayment in the future.

While regulatory guidance provides that current short-term relief in response to the COVID-19 crisis does not automatically result in TDR, adverse risk rating or nonaccrual status, the Company is monitoring outlooks for borrowers and additional concessions that may result in TDRs and nonaccruals, based upon individual borrower circumstances and regulatory guidance. The allowance for loan losses measures TDRs for impairment and considers trends in past dues, nonaccruals and risk ratings as well as charge-offs. Impaired TDRs may result in additional accruals to the allowance. Increases in past dues, nonaccruals, adverse risk ratings and charge-offs will increase the allowance for collectively evaluated loans. Nonaccrual loans do not accrue interest, which will decrease the Company’s net interest margin.

The following tables present modifications to borrowers not experiencing financial difficulty for the periods indicated:

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

The Company’s TDRs were $4,340 at June 30, 2020, a decrease from $4,940 at December 31, 2019. Accruing TDR loans amounted to $1,453 at June 30, 2020 and $1,729 at December 31, 2019. TDRs with at least six months of current payment history may accrue interest.

	TDR Status as of June 30, 2020
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Consumer real estate	$196	$196	$	---	$	---	$	---
Commercial real estate	3,261	374		---		---		2,887
Commercial non real estate	880	880		---		---		---
Consumer non real estate	3	1		2		---		---
Total TDR Loans	$4,340	$1,451		$2	$	---		$2,887

	TDR Status as of December 31, 2019
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Consumer real estate	$688	$426	$	---	$	---	$262
Commercial real estate	3,331	382		---		---	2,949
Commercial non real estate	916	916		---		---	---
Consumer non real estate	5	2		3		---	---
Total TDR Loans	$4,940	$1,726		$3	$	---	$3,211

Restructuring generally results in a loan with either lower payments or a maturity extended beyond that originally required, and is expected to result in a lower risk of loss associated with nonperformance than the pre-modified loan. The Company did not modify any loans that were designated TDR during the three and six month periods ended June 30, 2020 and June 30, 2019. Please refer to Note 3: Allowance for Loan Losses, Nonperforming Assets and Impaired Loans for information on TDRs.

Net Interest Income

The net interest income analysis for the three months ended June 30, 2020 and 2019 follows:

	Three Months Ended
	June 30, 2020			June 30, 2019
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)(4)	$765,281	$8,539	4.49%	$720,813	$8,576	4.77%
Taxable securities (5)(6)	389,051	1,863	1.93%	298,592	1,603	2.15%
Nontaxable securities (1)(5)	57,595	591	4.13%	100,942	1,079	4.29%
Interest-bearing deposits	91,425	14	0.06%	63,456	382	2.41%
Total interest-earning assets	$1,303,352	$11,007	3.40%	$1,183,803	$11,640	3.94%
Interest-bearing liabilities:
Interest-bearing demand deposits	$653,254	$958	0.59%	$605,725	$1,382	0.92%
Savings deposits	157,199	118	0.30%	142,539	113	0.32%
Time deposits	120,646	522	1.74%	113,086	419	1.49%
Total interest-bearing liabilities	$931,099	$1,598	0.69%	$861,350	$1,914	0.89%
Net interest income and interest rate spread		$9,409	2.71%		$9,726	3.05%
Net yield on average interest-earning assets			2.90%			3.30%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 21%.
(2)	Included in interest income are loan fees of $251, of which $225 was related to the PPP loans, for the three months ended June 30, 2020 and $28 for the three months ended June 30, 2019.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes loans held for sale.
(5)	Daily averages are shown at amortized cost.
(6)	Includes restricted stock.

	Six Months Ended
	June 30, 2020			June 30, 2019
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)(4)	$748,316	$17,128	4.60%	$715,581	$16,961	4.78%
Taxable securities (5)(6)	393,444	4,219	2.16%	306,860	3,286	2.16%
Nontaxable securities (1)(5)	47,445	1,036	4.39%	104,527	2,257	4.35%
Interest-bearing deposits	79,004	231	0.59%	53,904	641	2.40%
Total interest-earning assets	$1,268,209	$22,614	3.59%	$1,180,872	$23,145	3.95%
Interest-bearing liabilities:
Interest-bearing demand deposits	$641,860	$2,073	0.65%	$606,989	$2,786	0.93%
Savings deposits	152,272	240	0.32%	141,142	205	0.29%
Time deposits	123,457	1,081	1.76%	109,870	716	1.31%
Total interest-bearing liabilities	$917,589	$3,394	0.74%	$858,001	$3,707	0.87%
Net interest income and interest rate spread		$19,220	2.85%		$19,438	3.08%
Net yield on average interest-earning assets			3.05%			3.32%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 21%.
(2)	Included in interest income are loan fees of $272 of which $225 was related to the PPP loans, for the six months ended June 30, 2020 and $49 for the six months ended June 30, 2019.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes loans held for sale.
(5)	Daily averages are shown at amortized cost.
(6)	Includes restricted stock.

The net interest margin decreased 40 basis points when the 3 month periods ended June 30, 2020 and June 30, 2019 are compared, and 27 basis points when the six month periods ended June 30, 2020 and June 30, 2019 are compared. The decrease in interest rate spread resulted from a decrease in the tax-equivalent yield on interest-earning assets of 54 basis points when the three month periods ended June 30, 2020 and June 30, 2019 are compared and 36 basis points when the six month periods ended June 30, 2020 and June 30, 2019 are compared. The decrease in the yields on interest-earning assets were partially offset by a decrease in the cost of interest-bearing liabilities of 20 basis points when the three month periods ended June 30, 2020 and June 30, 2019 are compared and 13 basis points when the six month periods ended June 30, 2020 and June 30, 2019 are compared.

The tax-equivalent yield on loans decreased 28 basis points when the three month period ended June 30, 2020 is compared with the same period ended June 30, 2019, and 18 basis points when the six month periods ended June 30, 2020 and June 30, 2019 are compared. During the first two quarters of 2020, the Company worked with borrowers who were negatively affected by the economic impact of the COVID-19 pandemic, including providing payment extensions, interest only periods or rate reductions on 297 loans aggregating $119,711. Certain loan system parameters result in reversal of accrued interest when a payment is extended. This along with rate reductions negatively affected the yield on loans.

The yield on taxable securities decreased 22 basis points when the three month period ended June 30, 2020 is compared with the three month period ended June 30, 2019, and remained the same when the six month period ended June 30, 2020 is compared with the same period ended June 30, 2019. The yield on nontaxable securities decreased 16 basis points when the three month periods ended June 30, 2020 and June 30, 2019 are compared and increased 4 basis points when the six month periods ended June 30, 2020 and June 30, 2019 are compared.

The Federal Reserve’s rate decreases allowed the company to reduce offering rates on interest-bearing demand deposits by 33 basis points when the three month period ended June 30, 2020 is compared with the same period ended June 30, 2019 and 28 basis points for the six month period ended June 30, 2020 when compared with the same period ended June 30, 2019. The cost of savings deposits decreased 2 basis points when the three month periods ended June 30, 2020 and June 30, 2019 are compared and increased 3 basis points when the six month periods ended June 30, 2020 and June 30, 2019 are compared. The cost of time deposits increased 25 basis points when the three month periods ended June 30, 2020 and June 30, 2019 are compared and 45 basis points when the six month periods ended June 30, 2020 and June 30, 2019 are compared. The Company’s yield on earning assets and cost of funds are largely dependent on the interest rate environment.

Provision and Allowance for Loan Losses

The calculation of the allowance for loan losses resulted in a provision for loan losses of $1,352 for the three months ended June 30, 2020 and $55 for the three months ended June 30, 2019. The provision for loan losses was $1,831 for the six month period ended June 30, 2020, compared with $255 for the same period ended June 30, 2019. The provision for loan losses is the result of a detailed analysis to estimate an adequate allowance for loan losses. The ratio of the allowance for loan losses to total loans at June 30, 2020 was 1.05%, compared with 0.94% at December 31, 2019 and 1.00% at June 30, 2019. When the SBA PPP loans, which are government guaranteed and carry no credit risk, are excluded from the calculation, the allowance ratio increases to 1.13% for the period ended June 30, 2020. The annualized net charge-off ratio was 0.15% for the three months ended June 30, 2020, 0.10% for the six months ended June 30, 2020, 0.10% for the six months ended June 30, 2019 and 0.09% for the year ended December 31, 2019. See “Asset Quality” for additional information.

Noninterest Income

	Three Months Ended
	June 30, 2020	June 30, 2019	Percent Change
Service charges on deposits	$377	$607	(37.89)%
Other service charges and fees	37	51	(27.45)%
Credit and debit card fees	386	356	8.43%
Trust fees	387	371	4.31%
BOLI income	219	232	(5.60)%
Other income	277	231	19.91%
Realized securities gain, net	62	8	675.00%

	Six Months Ended
	June 30, 2020	June 30, 2019	Percent Change
Service charges on deposits	$959	$1,197	(19.88)%
Other service charges and fees	76	103	(26.21)%
Credit and debit card fees	692	665	4.06%
Trust fees	821	768	6.90%
BOLI income	440	451	(2.44)%
Other income	810	1,141	(29.01)%
Realized securities gain, net	82	20	310.00%

Service charges on deposit accounts decreased 37.89% and 19.88% for the three and six month periods ended June 30, 2020 when compared with the same periods ended June 30, 2019, primarily due to a decline in NSF and overdraft fee income. NSF and overdraft activity has declined during the COVID-19 pandemic. Other service charges and fees decreased 27.45% and 26.21% for the three and six month periods ended June 30, 2020 compared with the same periods ended June 30, 2019. Other service charges include charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees for letters of credit and the income earned from commissions on the sale of credit life, accident and health insurance. Decreased volume in letters of credit accounted for most of the decrease in fee income.

Credit and debit card fees are presented net of interchange expense. Credit and debit card fees increased $30 and $27 for the three and six month periods ended June 30, 2020 when compared with the same periods last year. Credit and debit card fees are based on volume and other factors.

Income from trust fees increased $16 and $53 for the three and six month periods ended June 30, 2020 when compared with the same periods ended June 30, 2019. Trust income varies depending on the total assets held in trust accounts, the type of accounts under management and financial market conditions.

BOLI income decreased $13 when the three month periods ended June 30, 2020 and June 30, 2019 are compared. For the six month period ended June 30, 2020, BOLI income decreased $11 when compared with the same period ended June 30, 2019.

Other income includes fees on the sale of secondary-market mortgages, net gains from the sale of fixed assets, revenue from investment and insurance sales and other miscellaneous components. These areas fluctuate with market conditions and competitive factors. Other income increased $46 for the three month periods ended June 30, 2020 when compared with the same period ended June 30, 2019 and decreased $331 for the six month period ended June 30, 2020 when compared with the same period ended June 30, 2019. During the first quarter of 2019, the Company recovered $538 on a previously recognized insurance loss.

The Company realized a gain on the call and sale of securities of $62 and $82 during the three and six month periods ended June 30, 2020 compared with $8 and $20 during the three and six month periods ended June 30, 2019. Net realized securities gains and losses are market driven.

Noninterest Expense

	Three Months Ended
	June 30, 2020	June 30, 2019	Percent Change
Salaries and employee benefits	$3,692	$3,802	(2.89)%
Occupancy, furniture and fixtures	458	477	(3.98)%
Data processing and ATM	806	789	2.15%
FDIC assessment	40	82	(51.22)%
Net (gains on) costs of other real estate owned	(4)	3	(233.33)%
Franchise taxes	335	333	0.60%
Other operating expenses	750	967	(22.44)%

	Six Months Ended
	June 30, 2020	June 30, 2019	Percent Change
Salaries and employee benefits	$7,671	$7,623	0.63%
Occupancy, furniture and fixtures	908	942	(3.61)%
Data processing and ATM	1,597	1,540	3.70%
FDIC assessment	40	167	(76.05)%
Net costs of other real estate owned	18	28	(35.71)%
Franchise taxes	678	647	4.79%
Other operating expenses	1,632	1,971	(17.20)%

Total noninterest expense decreased $376 or 5.83% when the three month periods ended June 30, 2020 and June 30, 2019 are compared, and decreased $374 or 2.90% when the six month period ended June 30, 2020 is compared with the same period of 2019.

Salaries and employee benefits decreased $110 when the three month period ended June 30, 2020 and June 30, 2019 are compared and increased $48 when the six month period ended June 30, 2020 are compared with the same period in 2019. This expense category includes employee salaries, payroll taxes, insurance and fringe benefits, ESOP contribution accruals, the service component of net periodic pension cost, and salary continuation expenses.

Occupancy, furniture and fixtures expense decreased $19 and $34 when the three and six month periods ended June 30, 2020 are compared with the same periods ended June 30, 2019.

Data processing and ATM expense increased $17 and $57 when the three and six month periods ended June 30, 2020 are compared with the same periods in 2019, due to infrastructure upgrades.

Federal Deposit Insurance (“FDIC”) assessment expense decreased $42 and $127 when the three and six month periods ended June 30, 2020 are compared with the same periods of 2019. The FDIC assessment is accrued based on a method provided by the FDIC. The calculation is based on average assets divided by average tangible equity and incorporates risk-based factors to determine the amount of the assessment. During the third quarter of 2019, the FDIC notified the Bank that it was eligible to use small bank assessment credits. The credits fully offset the Bank’s September 30, 2019, December 31, 2019 and March 31, 2020 assessment payments, and partially offset the June 30, 2020 assessment. The assessment credits have been fully applied as of June 30, 2020.

Net costs of OREO decreased $7 and $10 when the three and six month periods ended June 30, 2020 are compared with the same periods in 2019. The cost of OREO includes maintenance costs as well as valuation write-downs and gains and losses on the sale of properties. The expense varies with the number of properties, the maintenance required and changes in the real estate market. OREO properties are accounted for at fair value less cost to sell upon foreclosure and are thereafter periodically appraised to determine market value. Declines in market value are recognized through valuation expense.

Franchise tax expense increased $2 when the three month periods ended June 30, 2020 and June 30, 2019 are compared. Franchise tax expense increased $31 when the six month periods ended June 30, 2020 and June 30, 2019 are compared. Franchise tax is primarily based on capital levels of the subsidiary bank.

The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs, postage, charitable donations, losses and other expenses. Other operating expense decreased $217 and $339 when the three and six month periods ended June 30, 2020 are compared with the same periods ended June 30, 2019. The decrease in other operating expense stemmed primarily from a lower non-service pension cost and cost control measures.

Cybersecurity Risks and Incidents

      The Company treats cybersecurity risk seriously. The Company has a program to identify, mitigate and manage its cybersecurity risks.  The program includes penetration testing and vulnerability assessment, technological defenses such as antivirus software, patch management, firewall management, email and web protections, an intrusion prevention system, a cybersecurity insurance policy which covers some but not all losses arising from cybersecurity breaches, as well as ongoing employee training.  The costs of these measures were $95 for the three months ended June 30, 2020 and $98 for the three months ended June 30, 2019. For the six months ended June 30, 2020 and June 30, 2019, the expense was $188 and $173, respectively. These costs are included in various categories of noninterest expense.

As disclosed in the Company’s Form 10-K for the year ended December 31, 2019, the Company experienced two intrusions to its digital systems, one in May 2016 and one in January 2017. The Company retained two nationally recognized firms to investigate and remediate the intrusions and has adopted and implemented all of the recommendations provided through the investigations. The financial impact of the attacks include the amount of the theft, as well as costs of investigation, remediation and litigation the Company pursued against the insurance carrier. Costs for legal consultation totaled $58 for the first three months of 2019 and $145 for the six months ended June 30, 2019. The litigation was settled during this period, subject to a non-disclosure agreement.  There has been no litigation against the Company to date associated with the breaches.

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

Income Tax

Income tax expense was $486 for the three months ended June 30, 2020 and $733 for the same period of 2019. For the six months ended June 30, 2020 and 2019, income tax expense was $1,288 and $1,459 respectively. The Company’s federal statutory tax rate is 21%. The Company’s effective tax rate was 14.01% and 15.61% for the three and six month periods ended June 30, 2020, compared with 15.51% and 14.74% for the three and six month periods ended June 30, 2019.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	June 30, 2020	December 31, 2019	Percent Change
Interest-bearing deposits	$79,004	$74,527	6.01%
Securities available for sale and restricted stock	446,985	394,356	13.35%
Loans, net	740,280	711,851	3.99%
Total assets	1,352,827	1,255,934	7.71%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$224,741	$200,970	11.83%
Interest-bearing demand deposits	641,860	601,884	6.64%
Savings deposits	152,272	142,985	6.50%
Time deposits	123,457	116,844	5.66%
Stockholders’ equity	191,388	176,906	8.19%

Securities

Securities available for sale are measured at fair value on a recurring basis. Market conditions at June 30, 2020 are reflected in the presentation of securities available for sale. While we do not expect significant changes in future judgements or methodologies used to determine the fair value of the securities portfolio, market volatility associated with the COVID-19 pandemic, or any future national or global concern, will impact the value of securities. Management regularly monitors the quality of the securities portfolio and closely follows the uncertainty in the economy and the volatility of financial markets.  The value of individual securities will be written down if the decline in fair value is considered to be other than temporary based upon the totality of circumstances. See Note 4: Securities for additional information.

Loans

	June 30, 2020	December 31, 2019	Percent Change
Real estate construction loans	$35,360	$42,303	(16.41)%
Consumer real estate loans	182,194	181,472	0.40%
Commercial real estate loans	378,770	365,373	3.67%
Commercial non real estate loans	100,944	46,576	116.73%
Public sector and IDA	61,850	63,764	(3.00)%
Consumer non real estate	34,357	34,539	(0.53)%
Less: unearned income and deferred fees and costs	(2,473)	(576)	329.34%
Loans, net of unearned income and deferred fees and costs	$791,002	$733,451	7.85%

The Company’s loans, net of unearned income and deferred fees and costs increased $57,551 or 7.85% from $733,451 at December 31, 2019 to $791,002 at June 30, 2020. Most categories experienced normal business fluctuation, however commercial non real estate loan growth benefitted from PPP lending of $57,850.

Loan demand has softened due to record unemployment and decreased global, national and local economic activity, as well as hiring freezes at universities within the Company’s market area, all stemming from the COVID-19 pandemic.

Deposits

	June 30, 2020	December 31, 2019	Percent Change
Noninterest-bearing demand deposits	$263,113	$201,866	30.34%
Interest-bearing demand deposits	678,062	643,482	5.37%
Saving deposits	160,551	146,377	9.68%
Time deposits	117,882	128,028	(7.92)%
Total deposits	$1,219,608	$1,119,753	8.92%

Total deposits increased $99,855 or 8.92% from $1,119,753 at December 31, 2019 to $1,219,608 at June 30, 2020. Increases in noninterest-bearing demand, interest-bearing deposits, and savings deposits totaled $110,001 when June 30, 2020 is compared with December 31, 2019. These increases were offset by a decrease in time deposits of $10,146 when June 30, 2020 is compared with December 31, 2019. The Company decreased its offering rates during the first six months of 2020. Deposits do not include any brokered deposits.

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse liquidity sources, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and FHLB advances. At June 30, 2020, the Bank did not have discount window borrowings, short-term borrowings, or FHLB advances.  To assure that short-term borrowing is readily available, the Company tests accessibility annually.

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

Regulatory capital levels at the subsidiary bank determine the Bank’s ability to use purchased deposits and the Federal Reserve discount window. At June 30, 2020, the Bank is considered well capitalized and does not have any restrictions on purchased deposits or borrowing ability at the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments, loan growth and share repurchase activity within the Company’s own stock. At June 30, 2020, the Company’s liquidity is sufficient to meet projected trends in these areas.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At June 30, 2020, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At June 30, 2020, the loan to deposit ratio was 64.86%. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

The Company’s liquidity position was strong prior to the COVID-19 pandemic and has increased due to an influx of customer deposits partially fueled by government transfer payments and softened loan demand. The Company is closely monitoring customer deposit trends due to uncertainty surrounding future depositor behavior. In response to the pandemic, the Federal Reserve and the FHLB have increased their credit offerings in order to support member banks. Further, $9,684 in securities will mature within one year or less, and up to $48,199 may be called. The Company is closely monitoring liquidity as the impact of the pandemic evolves.

Capital Resources

Total stockholders’ equity at June 30, 2020 was $195,781, an increase of $12,055 or 6.56%, from the $183,726 at December 31, 2019. On June 1, 2020, the Company’s Board of Directors authorized a 1,000,000 share repurchase program. The program does not require any specific number of share repurchases and expires May 31, 2021. No shares were repurchased during the six months ending June 30, 2020 and the Company has elected not to repurchase shares during the third quarter of 2020. During March 2019, the Company repurchased 452,400 shares under the 2018-2019 program and 16,000 shares in August 2019 under the 2019-2020 program. The repurchases reduced shareholders equity by $18,525 in 2019.

The Company’s subsidiary bank is subject to various capital requirements administered by banking agencies. Risk based capital ratios for the Bank are shown in the following tables.

	NBB	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservation Buffer
Common Equity Tier I Capital Ratio	20.58%	4.50%	7.00%
Tier I Capital Ratio	20.58%	6.00%	8.50%
Total Capital Ratio	21.51%	8.00%	10.50%
Leverage Ratio	13.42%	4.00%	4.00%

Risk-based capital ratios are calculated in compliance with FDIC rules based on Basel III capital requirements. Banks are subject to an additional capital conservation buffer in order to make capital distributions or discretionary bonus payments. The Bank’s ratios are well above the required minimums and the capital conservation buffer at June 30, 2020.

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

The Company sells mortgages on the secondary market. Our agreements with the purchasers provide for strict underwriting and documentation requirements. Violation of the representations and warranties of the agreement would entitle the purchaser to recourse provisions. The Company has determined that its risk in this area is not significant because of a low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of June 30, 2020. To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit.

There were no material changes in off-balance sheet arrangements during the six months ended June 30, 2020, except for normal seasonal fluctuations in the total of mortgage loan commitments.

Contractual Obligations

The Company had no finance lease or purchase obligations and no long-term debt at June 30, 2020.

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

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2020 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). The Company is currently using framework established in “internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Global health and economic concerns relating to the COVID-19 outbreak and government, community and individual actions taken to reduce the spread of the virus have had a material adverse impact on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty. Federal, state and local authorities, including those who govern the markets in which the Company operates, implemented numerous measures to try to contain the virus.  These measures, including shelter in place orders and business limitations and shutdowns, have significantly contributed to rising unemployment and negatively impacted consumer and business spending.

The COVID-19 outbreak has adversely impacted and is likely to continue to adversely impact the Company’s workforce and operations and the operations of the Company’s customers and business partners. In particular, the Company may experience adverse effects due to operational factors impacting the Company or its customers or business partners, including but not limited to:

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

The extent to which the pandemic impacts the Company’s business, liquidity, financial condition and operations will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, its duration and severity, the actions to contain it or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. In addition, the rapidly changing and unprecedented nature of COVID-19 heightens the inherent uncertainty of forecasting future economic conditions and their impact on the Company’s loan portfolio, thereby increasing the risk that the assumptions, judgments and estimates used to determine the allowance for loan losses and other estimates are incorrect. Further, the Company’s program providing loan payment extensions and interest only periods could delay or make it difficult to identify the extent of asset quality deterioration during the period of relief. As a result of these and other conditions, the ultimate impact of the pandemic is highly uncertain and subject to change, and the Company cannot predict the full extent of the impacts on its business or operations, or the local and national economy as a whole. To the extent any of the foregoing risks or other factors that develop as a result of COVID-19 materialize, it could exacerbate the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, or otherwise materially and adversely affect the Company’s business, liquidity, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

     Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

None.

Index of Exhibits

Exhibit No.	Description
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8-K for filed on March 16, 2006)
3(ii)	Amended and Restated Bylaws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Form 8-K filed on March 24, 2020)
4	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10-K for fiscal year ended December 31, 1993)
+31(i)	Section 906 Certification of Chief Executive Officer	Filed herewith
+31(ii)	Section 906 Certification of Chief Financial Officer	Filed herewith
+32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Filed herewith
+32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Filed herewith
+101

The following materials from National Bankshares, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 are formatted in iXBRL (Inline Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets at June 30, 2020 and December 31, 2019; (ii) Consolidated Statements of Income for the three and six month periods ended June 30, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2020 and 2019; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements.

Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

Date: August 7, 2020	/s/ F. Brad Denardo
F. Brad Denardo Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2020	/s/ David K. Skeens
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)