Form 10-Q
period 2020-09-30
NATIONAL BANKSHARES INC
filed 2020-11-06
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding shares of common stock at November 6, 2020
6,478,997

NATIONAL BANKSHARES, INC.

Form 10-Q

Item 1. Financial Statements	Part I Financial Information National Bankshares, Inc. Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
(in thousands, except share and per share data)	2020	2019
Assets
Cash and due from banks	$10,593	$10,290
Interest-bearing deposits	68,779	76,881
Securities available for sale, at fair value	487,351	435,263
Restricted stock, at cost	1,279	1,220
Loans held for sale	3,690	905
Loans:
Loans, net of unearned income and deferred fees and costs	800,654	733,451
Less allowance for loan losses	(8,428)	(6,863)
Loans, net	792,226	726,588
Premises and equipment, net	10,024	8,919
Accrued interest receivable	5,238	4,285
Other real estate owned, net	1,553	1,612
Goodwill	5,848	5,848
Bank-owned life insurance	36,226	35,567
Other assets	12,691	14,459
Total assets	$1,435,498	$1,321,837

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$270,237	$201,866
Interest-bearing demand deposits	676,162	643,482
Savings deposits	164,175	146,377
Time deposits	103,008	128,028
Total deposits	1,213,582	1,119,753
Accrued interest payable	86	144
Other liabilities	19,636	18,214
Total liabilities	1,233,304	1,138,111
Commitments and contingencies
Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	---	---
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding 6,489,574 shares at September 30, 2020 and December 31, 2019	8,112	8,112
Retained earnings	190,901	184,120
Accumulated other comprehensive income (loss), net	3,181	(8,506)
Total stockholders' equity	202,194	183,726
Total liabilities and stockholders' equity	$1,435,498	$1,321,837

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Income

Three Months Ended September 30, 2020 and 2019

(Unaudited)

(in thousands, except share and per share data)	September 30, 2020	September 30, 2019
Interest Income
Interest and fees on loans	$8,606	$8,548
Interest on interest-bearing deposits	17	407
Interest on securities – taxable	1,572	1,565
Interest on securities – nontaxable	513	768
Total interest income	10,708	11,288

Interest Expense
Interest on time deposits	395	523
Interest on other deposits	1,025	1,342
Total interest expense	1,420	1,865
Net interest income	9,288	9,423
Provision for loan losses	154	95
Net interest income after provision for loan losses	9,134	9,328

Noninterest Income
Service charges on deposit accounts	471	643
Other service charges and fees	37	46
Credit and debit card fees	339	350
Trust income	423	440
BOLI income	219	230
Other income	423	227
Realized securities gain, net	14	162
Total noninterest income	1,926	2,098

Noninterest Expense
Salaries and employee benefits	3,211	3,540
Occupancy, furniture and fixtures	452	468
Data processing and ATM	799	823
FDIC assessment	87	---
Net cost of other real estate owned	18	17
Franchise tax	331	343
Other operating expense	1,222	1,195
Total noninterest expense	6,120	6,386
Income before income tax	4,940	5,040
Income tax expense	772	788
Net Income	$4,168	$4,252
Basic net income per common share	$0.64	$0.65
Fully diluted net income per common share	$0.64	$0.65
Weighted average number of common shares outstanding– basic and diluted	6,489,574	6,499,957
Dividends declared per common share	---	---

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Comprehensive Income

Three Months Ended September 30, 2020 and 2019

(Unaudited)

	September 30,	September 30,
(in thousands)	2020	2019
Net Income	$4,168	$4,252

Other Comprehensive Income, Net of Tax
Unrealized holding gain on available for sale securities net of tax of $601 and $146 for the periods ended September 30, 2020 and September 30, 2019, respectively	2,256	544
Reclassification adjustment for gain included in net income, net of tax of ($3) and ($34) for the periods ended September 30, 2020 and September 30, 2019, respectively	(11)	(128)
Other comprehensive income, net of tax	2,245	416
Total Comprehensive Income	$6,413	$4,668

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Income

Nine Months Ended September 30, 2020 and 2019

(Unaudited)

(in thousands, except share and per share data)	September 30, 2020	September 30, 2019
Interest Income
Interest and fees on loans	$25,491	$25,277
Interest on interest-bearing deposits	248	1,048
Interest on securities – taxable	5,791	4,851
Interest on securities – nontaxable	1,316	2,543
Total interest income	32,846	33,719

Interest Expense
Interest on time deposits	1,476	1,239
Interest on other deposits	3,338	4,333
Total interest expense	4,814	5,572
Net interest income	28,032	28,147
Provision for loan losses	1,985	350
Net interest income after provision for loan losses	26,047	27,797

Noninterest Income
Service charges on deposit accounts	1,430	1,840
Other service charges and fees	113	149
Credit and debit card fees	1,031	1,015
Trust income	1,244	1,208
BOLI income	659	681
Other income	1,233	1,368
Realized securities gain, net	96	182
Total noninterest income	5,806	6,443

Noninterest Expense
Salaries and employee benefits	10,882	11,163
Occupancy, furniture and fixtures	1,360	1,410
Data processing and ATM	2,396	2,363
FDIC assessment	127	167
Net cost of other real estate owned	36	45
Franchise tax	1,009	990
Other operating expense	2,854	3,166
Total noninterest expense	18,664	19,304
Income before income tax	13,189	14,936
Income tax expense	2,060	2,247
Net Income	$11,129	$12,689
Basic net income per common share	$1.71	$1.92
Fully diluted net income per common share	$1.71	$1.92
Weighted average number of common shares outstanding – basic and diluted	6,489,574	6,611,354
Dividends declared per common share	$0.67	$0.67

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Comprehensive Income

Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	September 30,	September 30,
(in thousands)	2020	2019
Net Income	$11,129	$12,689

Other Comprehensive Income, Net of Tax
Unrealized holding gain on available for sale securities net of tax of $3,127 and $2,149 for the periods ended September 30, 2020 and September 30, 2019, respectively	11,763	8,089
Reclassification adjustment for gain included in net income, net of tax of ($20) and ($38), for the periods ended September 30, 2020 and September 30, 2019, respectively	(76)	(144)
Other comprehensive income, net of tax	11,687	7,945
Total Comprehensive Income	$22,816	$20,634

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three Months Ended September 30, 2020 and 2019

(in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at June 30, 2019	$8,132	$180,272	$(4,556)	$183,848
Net income	---	4,252	---	4,252
Common stock repurchased, 16,000 shares	(20)	(508)	---	(528)
Other comprehensive income, net of tax of $112	---	---	416	416
Balances at September 30, 2019	$8,112	184,016	(4,140)	187,988

Balances at June 30, 2020	$8,112	$186,733	$936	$195,781
Net income	---	4,168	---	4,168
Other comprehensive income, net of tax of $598	---	---	2,245	2,245
Balances at September 30, 2020	$8,112	$190,901	$3,181	$202,194

See accompanying notes to consolidated financial statements.

Nine Months Ended September 30, 2020 and 2019

(in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2018	$8,698	$193,625	$(12,085)	$190,238
Net income	---	12,689	---	12,689
Common stock, repurchased, 468,400 shares	(586)	(17,939)	---	(18,525)
Dividends $0.67 per share	---	(4,359)	---	(4,359)
Other comprehensive income, net of tax of $2,111	---	---	7,945	7,945
Balances at September 30, 2019	$8,112	184,016	(4,140)	187,988

Balances at December 31, 2019	$8,112	$184,120	$(8,506)	$183,726
Net income	---	11,129	---	11,129
Dividends $0.67 per share	---	(4,348)	---	(4,348)
Other comprehensive income, net of tax of $3,107	---	---	11,687	11,687
Balances at September 30, 2020	$8,112	$190,901	$3,181	$202,194

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	September 30,	September 30,
(in thousands)	2020	2019
Cash Flows from Operating Activities
Net income	$11,129	$12,689
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,985	350
Depreciation of bank premises and equipment	529	552
Amortization of premiums and accretion of discounts, net	1,016	52
Gains on disposal of fixed assets	(2)	(6)
Gain on sales and calls of securities available for sale, net	(96)	(182)
Loss (gain) and write-down on other real estate owned, net	(13)	5
Loss on sale of repossessed assets, net	1	4
Increase in cash value of bank-owned life insurance	(659)	(681)
Origination of mortgage loans held for sale	(27,929)	(15,191)
Proceeds from sale of mortgage loans held for sale	25,560	13,127
Gain on sale of mortgage loans held for sale	(416)	(197)
Net change in:
Accrued interest receivable	(953)	927
Other assets	(136)	416
Accrued interest payable	(58)	44
Other liabilities	192	452
Net cash provided by operating activities	10,150	12,361

Cash Flows from Investing Activities
Net change in interest-bearing deposits	8,102	(91,999)
Proceeds from calls, principal payments, sales and maturities of securities available for sale	116,567	235,900
Purchase of securities available for sale	(154,781)	(134,854)
Net change in restricted stock	(59)	---
Purchase of loan participations	(4,273)	(673)
Collection of loan participations	122	3,219
Loan originations and principal collections, net	(63,695)	(15,788)
Proceeds from sale of other real estate owned	72	592
Proceeds from sale of repossessed assets	30	40
Recoveries on loans charged off	219	218
Proceeds from sale and purchases of premises and equipment, net	(1,632)	(893)
Net cash used in investing activities	(99,328)	(4,238)

(continued)

Cash Flows from Financing Activities
Net change in time deposits	(25,020)	22,787
Net change in other deposits	118,849	(6,702)
Common stock repurchased	---	(18,525)
Cash dividends paid	(4,348)	(4,359)
Net cash provided by (used in) financing activities	89,481	(6,799)
Net change in cash and due from banks	303	1,324
Cash and due from banks at beginning of period	10,290	12,882
Cash and due from banks at end of period	$10,593	$14,206

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits	$4,872	$5,528
Income taxes paid	2,785	1,756

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for loan losses	$639	$696
Loans transferred to repossessed assets	4	15
Unrealized gain on securities available for sale	14,794	10,056
Increase in operating lease right-of-use asset during the period	23	1,837
Increase in operating lease liability during the period	23	1,837

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited)

$ in thousands, except per share data

Note 1: General

The consolidated financial statements of National Bankshares, Inc. (“NBI”) and its wholly-owned subsidiaries, The National Bank of Blacksburg (the “Bank” or “NBB”) and National Bankshares Financial Services, Inc. (“NBFS”) (collectively, the “Company”), conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three and nine month periods ended September 30, 2020 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s 2019 Form 10-K.  The Company posts all reports required to be filed under the Securities Exchange Act of 1934 on its web site at www.nationalbankshares.com.

Reclassifications

Certain amounts reported in prior years have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the Company’s results of operations, financial position, or net cash flow.

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

The Congress of the United States, along with the President of the United States and the Federal Reserve have taken historic actions. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 and provided $2 trillion to cushion the economic fallout. The CARES Act employed various measures in an attempt to prevent a severe economic downturn, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also included extensive emergency funding for hospitals and providers. Certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts have had and are expected to have a material impact on the Company’s operations. The Company is monitoring talks for the potential of additional government aid, and will evaluate the impact if passed.

The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. If the global response to contain COVID-19 escalates further or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. While it is not possible to know the full extent of the impact COVID-19 will have on the Company’s operations, the Company is disclosing potentially material items of which it is aware.

Financial position and results of operations

The Company’s fee income has been negatively impacted during 2020 and may experience further declines. Deposit customers have reduced instances of overdraft activity, reducing this fee source. Additionally, the Company may waive various deposit and lending fees for customers impacted by the COVID-19 pandemic. The Company is continuously monitoring the situation and expects to continue to work with affected customers throughout the crisis in order to preserve its customer base. The Company will resume normal practices related to fees when the crisis eases. At this time, the Company is unable to project the materiality of such an impact, but recognizes the economic impact on fee income will extend to future periods.

The Company’s interest income has declined during 2020 and the Company expects that interest income may continue at a lower than normal level. The decline stems from the low rate environment and accommodations the Company provided to qualifying borrowers experiencing pandemic related financial distress. To ease the impact of the pandemic, the Federal Reserve cut rates in March 2020. Low rates have resulted in lower pricing on new loans and a large increase in refinancing activity.

In keeping with guidance from regulators, the Company has actively worked with COVID-19 affected borrowers to provide short-term payment relief, including providing payment extensions, interest-only periods and rate reductions. For certain real estate secured loans, payment extensions result in reversal of previously accrued interest, immediately reducing interest income. Interest begins accruing again at the next payment date and the reversed interest will be recognized at the end of the loan term. Accrued interest on other loans is not reversed when the payment is extended. If eventual credit losses are identified on any loan that has received a payment extension or interest only period, interest and fee income accrued pursuant to U.S. GAAP accounting would be reversed at the time the loss is identified. In such a scenario, interest income in future periods could be negatively impacted. At this time, the Company is unable to project the materiality of such an impact, but recognizes economic declines may affect its borrowers’ ability to repay in future periods.

Capital and Liquidity

While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted by further credit losses.

The Company maintains access to multiple sources of liquidity. Wholesale funding markets are currently available to the Company. If the uncertainty caused by the COVID-19 pandemic results in volatile or elevated funding costs for an extended period of time and if it becomes necessary for the Company to access wholesale funding, the Company’s net interest margin could be adversely affected. Currently, depositors have responded to the pandemic by increasing deposits, however if an extended recession causes large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

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

The Company tests goodwill for impairment annually, usually during the fourth quarter using September 30 information, unless facts and circumstances indicate the need for more frequent impairment testing. Impairment testing considers three techniques. The first technique uses the Company’s market capitalization as an estimate of fair value; the second technique estimates fair value using current market pricing multiples for companies comparable to the Company; while the third technique uses current market pricing multiples for change-of-control transactions involving companies comparable to the Company.

The COVID-19 pandemic has caused significant stock market volatility which adversely impacted the Company’s stock price. As a result of this volatility and impact on the market, management determined that a triggering event occurred. Management performed an interim quantitative goodwill impairment analysis as of March 30, 2020 and June 30, 2020. Management has contracted a third party expert to perform a quantitative goodwill impairment analysis as of September 30, 2020 during the fourth quarter 2020.

If in the future the pandemic or other adverse events cause a sustained decline in the Company’s stock price or the occurrence of what management deems to be a triggering event, under certain circumstances prescribed by U.S. GAAP, the Company will perform goodwill impairment testing as needed, which may be more frequently than annually. In the event that testing indicates that all or a portion of goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings.

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

Lending operations and accommodations to borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company has provided modifications for its borrowers who are adversely affected by the pandemic. Depending on the demonstrated need of the borrower, the Company has provided payment extensions, granted periods of interest only payments to otherwise amortizing loans, and interest rate reductions. As of September 30, 2020, the Company has provided COVID-19 related accommodations on 361 loans with aggregate outstanding loan balances of $160,230. In accordance with the CARES act and interagency guidance issued in March 2020 and revised in April 2020, these short term extensions are not considered troubled debt restructurings (“TDRs”). The Company is monitoring loans with payment extensions, with special attention to loans with payment extensions that exceed 90 days, as well as subsequent requests for modifications to determine whether changes in risk rates, accrual status or TDR status is warranted.

With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company is actively participating in assisting its customers through the program. Most of the PPP loans the Company made have a two-year term and earn interest at 1%. Guidance issued by the SBA during the second wave of funding provided terms of up to five years. If borrowers request a change from 2 years to 5 years, the Company will likely grant the request. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of September 30, 2020, the Company holds $56,260 PPP loans, net of deferred fees and costs. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan loss through provision for loan loss charged to earnings.

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

Note 2:

Loan Portfolio

The loan portfolio, excluding loans held for sale, was comprised of the following.

	September 30, 2020	December 31, 2019
Real estate construction	$36,994	$42,303
Consumer real estate	178,546	181,472
Commercial real estate	393,704	365,373
Commercial non real estate	100,906	46,576
Public sector and IDA	59,035	63,764
Consumer non real estate	33,614	34,539
Gross loans	802,799	734,027
Less unearned income and deferred fees and costs	(2,145)	(576)
Loans, net of unearned income and deferred fees and costs	$800,654	$733,451

Note 3:	Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

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

Real Estate Construction

Construction, residential

Construction, other

Consumer Real Estate

Equity lines

Residential closed-end first liens

Residential closed-end junior liens

Investor-owned residential real estate

Commercial Real Estate

Multifamily real estate

Commercial real estate, owner-occupied

Commercial real estate, other

Commercial Non Real Estate Commercial and industrial Public Sector and IDA State and political subdivisions Consumer Non Real Estate Credit cards Automobile Other consumer

Historical Loss Rates

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

The analysis of certain factors results in standard allocations to all segments and classes. These factors include the risk from changes in lending policies, loan officers’ average years of experience, and economic factors including unemployment levels, bankruptcy rates, interest rate environment, and competition/legal/regulatory environments. Also applied to all segments and classes is an economic factor implemented to address COVID-19 uncertainty: national unemployment filings. Typically the Company applies to the allowance calculation economic data specific to its market area. However, historical analysis determined that local unemployment filings were closely correlated to national unemployment filings. Since local data is not available timely, the Company elected to use national unemployment filings.

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

Commercial non-real estate loans are secured by collateral other than real estate, or are unsecured. Credit risk for commercial non-real estate loans is subject to economic conditions, generally monitored by local business bankruptcy trends, and interest rates. Included in this segment are the SBA-guaranteed PPP loans, which are assumed to be not subject to credit risk.

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

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows.

	Activity in the Allowance for Loan Losses for the Nine Months Ended September 30, 2020
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2019	$400	$1,895	$2,559	$555	$478	$650	$326	$6,863
Charge-offs	---	(62)	(15)	(372)	---	(190)	---	(639)
Recoveries	---	18	53	6	---	142	---	219
Provision for (recovery of) loan losses	24	311	1,047	510	53	(5)	45	1,985
Balance, September 30, 2020	$424	$2,162	$3,644	$699	$531	$597	$371	$8,428

	Activity in the Allowance for Loan Losses for the Nine Months Ended September 30, 2019
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2018	$398	$2,049	$2,798	$602	$583	$750	$210	$7,390
Charge-offs	---	(147)	(150)	---	---	(399)	---	(696)
Recoveries	---	---	37	---	---	181	---	218
Provision for (recovery of) loan losses	56	199	14	(75)	(93)	156	93	350
Balance, September 30, 2019	$454	$2,101	$2,699	$527	$490	$688	$303	$7,262

	Activity in the Allowance for Loan Losses for the Year Ended December 31, 2019
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2018	$398	$2,049	$2,798	$602	$583	$750	$210	$7,390
Charge-offs	---	(192)	(150)	(47)	---	(531)	---	(920)
Recoveries	---	---	49	1	---	217	---	267
Provision for (recovery of) loan losses	2	38	(138)	(1)	(105)	214	116	126
Balance, December 31, 2019	$400	$1,895	$2,559	$555	$478	$650	$326	$6,863

	Allowance for Loan Losses as of September 30, 2020
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate		Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$2	$	---	$102	$	---	$	---	$	---	$104
Collectively evaluated for impairment		424	2,160		3,644	597		531		597		371	8,324
Total		$424	$2,162		$3,644	$699		$531		$597		$371	$8,428

	Allowance for Loan Losses as of December 31, 2019
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate		Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$2	$	---	$108	$	---	$	---	$	---	$110
Collectively evaluated for impairment		400	1,893		2,559	447		478		650		326	6,753
Total		$400	$1,895		$2,559	$555		$478		$650		$326	$6,863

	Loans as of September 30, 2020
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$	---	$244	$3,887	$861	$	---	$3	$	---	$4,995
Collectively evaluated for impairment		36,994	178,302	389,817	100,045		59,035	33,611		---	797,804
Total		$36,994	$178,546	$393,704	$100,906		$59,035	$33,614	$	---	$802,799

	Loans as of December 31, 2019
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$	---	$759	$3,608	$918	$	---	$4	$	---	$5,289
Collectively evaluated for impairment		42,303	180,713	361,765	45,658		63,764	34,535		---	728,738
Total		$42,303	$181,472	$365,373	$46,576		$63,764	$34,539	$	---	$734,027

A summary of ratios for the allowance for loan losses follows.

	As of and for the
	Nine Months Ended September 30,		Year Ended December 31,
	2020	2019	2019
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees and costs(2)	1.05%	1.01%	0.94%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees and costs(1)	0.07%	0.09%	0.09%

(1)	Net charge-offs are on an annualized basis.
(2)

The ratio of the allowance for loan losses to the end of period loans, net of unearned income and deferred fees and costs at September 30, 2020 includes government-guaranteed SBA PPP loans, which do not require an allowance for loan losses. Excluding the PPP loans, the ratio would be 1.13%.

A summary of nonperforming assets follows.

	September 30,		December 31,
	2020	2019	2019
Nonperforming assets:
Nonaccrual loans	$736	$699	$164
Restructured loans in nonaccrual	2,866	3,377	3,211
Total nonperforming loans	3,602	4,076	3,375
Other real estate owned, net	1,553	1,470	1,612
Total nonperforming assets	$5,155	$5,546	$4,987
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.64%	0.77%	0.68%
Ratio of allowance for loan losses to nonperforming loans(1)	233.98%	178.16%	203.35%

(1)

The Company defines nonperforming loans as nonaccrual loans and restructured loans that are nonaccrual. Nonperforming loans do not include loans 90 days past due and still accruing or accruing restructured loans.

A summary of loans past due 90 days or more and impaired loans follows.

	As of and For the
	Nine Months Ended September 30,				Year ended December 31,
	2020		2019		2019
Loans past due 90 days or more and still accruing		$236		$212	$231
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees and costs		0.03%		0.03%	0.03%
Accruing restructured loans		$1,426		$1,880	$1,729
Impaired loans:
Impaired loans with no valuation allowance		$3,939		$5,163	$4,174
Impaired loans with a valuation allowance		1,056		1,070	1,115
Total impaired loans		$4,995		$6,233	$5,289
Valuation allowance		(104)		(120)	(110)
Impaired loans, net of allowance		$4,891		$6,113	$5,179
Average recorded investment in impaired loans(1)		$5,227		$6,729	$5,359
Interest income recognized on impaired loans, after designation as impaired		$49		$144	$171
Amount of income recognized on a cash basis	$	---	$	---	$ ---

(1)      Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

Nonaccrual loan relationships that meet the Company’s balance threshold of $250 and all TDRs are designated as impaired. The Company also designates as impaired other loan relationships that meet the Company’s balance threshold of $250 and for which the Company does not expect to collect according to the note’s contractual terms. No interest income was recognized on nonaccrual loans for the nine months ended September 30, 2020 or September 30, 2019 or for the year ended December 31, 2019.

A detailed analysis of investment in impaired loans and associated reserves, segregated by loan class follows.

	Impaired Loans as of September 30, 2020
	Contractual Principal Balance	Total Recorded Investment(1)	Recorded Investment(1)for Which There is No Related Allowance	Recorded Investment(1) for Which There is a Related Allowance	Related Allowance
Consumer Real Estate(2)
Investor-owned residential real estate	$244	$244	$49	$195	$2
Commercial Real Estate(2)
Commercial real estate, owner-occupied	893	846	846	---	---
Commercial real estate, other	3,521	3,041	3,041	---	---
Commercial Non Real Estate(2)
Commercial and industrial	861	861	---	861	102
Consumer Non Real Estate(2)
Automobile	3	3	3	---	---
Total	$5,522	$4,995	$3,939	$1,056	$104

(1)     Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2)     Only classes with impaired loans are shown.

	Impaired Loans as of December 31, 2019
	Contractual Principal Balance	Total Recorded Investment(1)	Recorded Investment(1) for Which There is No Related Allowance	Recorded Investment(1) for Which There is a Related Allowance		Related Allowance
Consumer Real Estate(2)
Equity lines	$100	$100	$100	$	---	$	---
Residential closed-end first liens	221	221	221		---		---
Investor-owned residential real estate	441	438	241		197		2
Commercial Real Estate(2)
Multifamily real estate	278	278	278		---		---
Commercial real estate, owner occupied	929	895	895		---		---
Commercial real estate, other	2,867	2,435	2,435		---		---
Commercial Non-Real Estate(2)
Commercial and industrial	917	918	---		918		108
Consumer Non-Real Estate(2)
Automobile	4	4	4		---		---
Total	$5,757	$5,289	$4,174		$1,115		$110

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

The following tables show the average recorded investment and interest income recognized for impaired loans.

	For the Nine Months Ended September 30, 2020
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Investor-owned residential real estate	$245	$11
Commercial Real Estate(2)
Commercial real estate, owner occupied	858	16
Commercial real estate, other	3,223	5
Commercial Non Real Estate(2)
Commercial and industrial	897	17
Consumer Non Real Estate(2)
Automobile	4	---
Total	$5,227	$49

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	For the Nine Months Ended September 30, 2019
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Equity lines	$97	$5
Residential closed-end first liens	990	10
Residential closed-end junior liens	137	6
Investor-owned residential real estate	432	14
Commercial Real Estate(2)
Multifamily real estate	463	9
Commercial real estate, owner occupied	1,174	39
Commercial real estate, other	2,451	43
Commercial Non Real Estate(2)
Commercial and industrial	976	18
Consumer Non Real Estate(2)
Automobile	9	---
Total	$6,729	$144

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	For the Year Ended December 31, 2019
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Equity lines	$98	$6
Residential closed-end junior liens	225	11
Investor-owned residential real estate	439	17
Commercial Real Estate(2)
Multifamily real estate	284	12
Commercial real estate, owner occupied	913	41
Commercial real estate, other	2,435	59
Commercial Non-Real Estate(2)
Commercial and industrial	962	25
Consumer Non-Real Estate(2)
Automobile	3	---
Total	$5,359	$171

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

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

An analysis of past due and nonaccrual loans follows.

September 30, 2020
	30 – 89 Days Past Due and Accruing	90 or More Days Past Due		90 or More Days Past Due and Accruing		Nonaccruals(2)
Real Estate Construction(1)
Construction, other	$18	$	---	$	---	$	---
Consumer Real Estate(1)
Equity Lines	30		19		19		---
Residential closed-end first liens	526		121		39		82
Investor-owned residential real estate	107		---		---		---
Commercial Real Estate(1)
Commercial real estate, owner-occupied	147		582		103		479
Commercial real estate, other	---		654		---		3,041
Commercial Non Real Estate(1)
Commercial and industrial	127		61		61		---
Consumer Non Real Estate(1)
Credit cards	5		2		2		---
Automobile	170		---		---		---
Other consumer loans	165		12		12		---
Total	$1,295		$1,451		$236		$3,602

(1)	Only classes with past-due or nonaccrual loans are shown.
(2)	Includes current and past due loans in nonaccrual status. Includes impaired loans in nonaccrual status.

December 31, 2019
	30 – 89 Days Past Due and Accruing	90 or More Days Past Due		90 or More Days Past Due and Accruing		Nonaccruals(2)
Real Estate Construction(1)
Construction, other	$19	$	---	$	---	$	---
Consumer Real Estate(1)
Residential closed-end first liens	499		210		188		22
Residential closed-end junior liens	83		---		---		---
Investor-owned residential real estate	---		264		---		264
Commercial Real Estate(1)
Multifamily real estate	94		---		---		---
Commercial real estate, owner occupied	---		287		---		514
Commercial real estate, other	---		---		---		2,435
Commercial Non-Real Estate(1)
Commercial and industrial	45		153		17		136
Consumer Non-Real Estate(1)
Credit cards	4		---		---		---
Automobile	256		14		14		4
Other consumer loans	70		12		12		---
Total	$1,070		$940		$231		$3,375

(1)	Only classes with past-due or nonaccrual loans are shown.
(2)	Includes current and past due loans in nonaccrual status. Includes impaired loans in nonaccrual status.

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

Determination of risk grades was completed for the portfolio as of September 30, 2020 and December 31, 2019.

The following displays collectively-evaluated loans by credit quality indicator.

September 30, 2020

	Pass(1)	Special Mention(1)		Classified(1)
Real Estate Construction
Construction, 1-4 family residential	$7,052	$	---	$	---
Construction, other	29,942		---		---
Consumer Real Estate
Equity lines	14,710		---		19
Closed-end first liens	87,555		67		344
Closed-end junior liens	3,530		---		---
Investor-owned residential real estate	72,077		---		---
Commercial Real Estate
Multifamily residential real estate	83,413		269		---
Commercial real estate owner-occupied	152,188		---		143
Commercial real estate, other	153,804		---		---
Commercial Non Real Estate
Commercial and industrial	99,984		---		61
Public Sector and IDA
State and political subdivisions	59,035		---		---
Consumer Non Real Estate
Credit cards	4,676		---		---
Automobile	12,620		---		---
Other consumer	16,309		---		6
Total	$796,895		$336		$573

(1)	Excludes impaired, if any.

The following displays collectively-evaluated loans by credit quality indicator.

December 31, 2019

	Pass(1)	Special Mention(1)		Classified(1)
Real Estate Construction
Construction, 1-4 family residential	$7,590	$	---	$	---
Construction, other	34,713		---		---
Consumer Real Estate
Equity lines	16,435		---		---
Residential closed-end first liens	94,814		---		517
Residential closed-end junior liens	3,861		---		---
Investor-owned residential real estate	65,063		---		23
Commercial Real Estate
Multifamily residential real estate	87,934		---		94
Commercial real estate owner-occupied	127,937		---		164
Commercial real estate, other	145,636		---		---
Commercial Non-Real Estate
Commercial and industrial	45,387		135		136
Public Sector and IDA
State and political subdivisions	63,764		---		---
Consumer Non-Real Estate
Credit cards	5,703		---		---
Automobile	14,810		---		19
Other consumer	13,995		---		8
Total	$727,642		$135		$961

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

Troubled Debt Restructurings

From time to time the Company modifies loans that are designated TDRs. Total TDRs amounted to $4,292 at September 30, 2020, $4,940 at December 31, 2019, and $5,257 at September 30, 2019. The Company did not modify any loans that were designated TDR during the three or nine month periods ended September 30, 2020 and modified one loan resulting in a TDR during the three and nine months ended September 30, 2019.

The following table presents restructuring by class that occurred during the three and nine month periods ended September 30, 2019.

	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Residential Real Estate
Equity lines	1	$98	$98
Total	1	$98	$98

The restructuring completed during the three and nine month periods ended September 30, 2019 provided relief to the borrower without forgiving principal or interest. The loan covenants require that the balance be paid in full for a period of 30 days each year. The Company allowed the borrower to maintain full funding for the past year, and extended the maturity date. The impairment measurement at September 30, 2019 was based upon the fair value of collateral and did not result in a specific allocation. The borrower paid off the loan during the second quarter of 2020.

In accordance with regulatory guidance and provisions in the CARES Act to provide relief during the COVID-19 pandemic, the Company has provided short-term concessions to borrowers who request assistance. Through September 30, 2020, the Company provided principal and/or interest extensions, interest only periods or rate reductions on 361 loans with balances totaling $160,230 for COVID-19 related hardship. Loans that qualified for COVID-19 related modifications were not more than 30 days past due as of December 31, 2019. As such, they were not considered TDRs based on the relief provisions of the CARES Act and recent interagency regulatory guidance.

The Company is monitoring loans with COVID-19 related modifications. If loans within this population require subsequent modifications, the Company will consider the borrower’s financial status at the time of the request and the effect of all modifications, past and requested. If the borrower is deemed to be in financial difficulty that is not short-term and the impact of all modifications is considered to amount to a concession under U.S. GAAP and the modification does not qualify under the CARES ACT or meet interagency thresholds to be excluded from TDR designation, the loan will be designated TDR. The Company is also monitoring the population to determine whether other credit-related action should be taken, possibly including downgrading credit risk ratings, designating as nonaccrual or charge-off. Downgraded credit risk ratings, nonaccrual status and charge-offs result in increasing the requirement for the allowance for loan losses.

The Company analyzed its TDR portfolio for loans that defaulted during the three and nine month periods ended September 30, 2020 and September 30, 2019, and that were modified within 12 months prior to default. The Company defines default as one or more payments that occur more than 90 days past the due date, charge-offs, or foreclosure after the date of restructuring. As of September 30, 2020, there were none that defaulted within 12 months of modification. Of the Company's TDRs at September 30, 2019, seven consumer real estate loans within one relationship totaling $263 defaulted within 12 months of modification. The impairment measurement was based upon the fair value of collateral, less estimated cost to sell, and resulted in no allocation. All of the defaulted loans were in nonaccrual status while the Company worked with the borrowers to recover its investment. One commercial real estate loan defaulted within 12 months of modification. The impairment measurement was based upon the fair value of collateral, less estimated cost to sell, and resulted in no allocation.

Note 4: Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type are as follows.

	September 30, 2020
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$57,906	$4,712	$25	$62,593
State and political subdivisions	157,528	5,936	350	163,114
Mortgage-backed securities	254,025	4,363	64	258,324
Corporate debt securities	3,001	319	---	3,320
Total securities available for sale	$472,460	$15,330	$439	$487,351

	December 31, 2019
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$119,903	$1,995	$775	$121,123
State and political subdivisions	88,092	791	644	88,239
Mortgage-backed securities	223,173	45	1,435	221,783
Corporate debt securities	3,998	120	---	4,118
Total securities available for sale	$435,166	$2,951	$2,854	$435,263

The amortized cost and fair value of single maturity securities available for sale at September 30, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity.

	September 30, 2020
	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$8,732	$8,806
Due after one year through five years	4,837	5,010
Due after five years through ten years	130,312	135,038
Due after ten years	328,579	338,497
Total securities available for sale	$472,460	$487,351

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows.

	September 30, 2020
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$4,972	$25	$	---	$	---
State and political subdivisions	26,545	338		626		12
Mortgage-backed securities	17,760	60		5,011		4
Total	$49,277	$423		$5,637		$16

	December 31, 2019
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$53,244	$738	$38,962	$37
State and political subdivisions	35,934	596	591	48
Mortgage-backed securities	181,279	1,435	---	---
Total	$270,457	$2,769	$39,553	$85

The Company had 37 securities with a fair value of $54,914 that were temporarily impaired at September 30, 2020.  The total unrealized loss on these securities was $439. Of the temporarily impaired total, 2 securities with a fair value of $5,637 and an unrealized loss of $16 have been in a continuous loss position for twelve months or more. The Company has determined that these securities are temporarily impaired at September 30, 2020 for the reasons set out below.

State and political subdivisions. The unrealized loss of $12 on state and political subdivisions securities stemmed from one security with a fair value of $626. The unrealized loss was caused by interest rate and market fluctuations. The Company is monitoring bond market trends to develop strategies to address unrealized losses. Because the Company does not intend to sell the investment and it is not likely that the Company will be required to sell the investment before recovery of the amortized cost basis, which may be at maturity, the Company does not consider the investment to be other-than-temporarily impaired.

Mortgage-backed securities. The unrealized loss of $4 on mortgage-backed securities stemmed from one security with a fair value of $5,011. The unrealized loss was caused by interest rate and market fluctuations. The Company is monitoring bond market trends to develop strategies to address unrealized losses. Because the Company does not intend to sell the investment and it is not likely that the Company will be required to sell the investment before recovery of the amortized cost basis, which may be at maturity, the Company does not consider the investment to be other-than-temporarily impaired.

Restricted Stock.

The Company held restricted stock of $1,279 as of September 30, 2020 and $1,220 at December 31, 2019. Restricted stock is reported separately from available for sale securities. As a member bank of the Federal Reserve system and the Federal Home Loan Bank of Atlanta (“FHLB”), NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital, current borrowings, and a percentage of qualifying assets. The Company purchases stock from or sells stock back to the correspondents based on their calculations. The stock is held by member institutions only and is not actively traded.

Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. In addition to dividends, NBB also benefits from its membership with FHLB through eligibility to borrow from the FHLB, using as collateral NBB’s capital stock investment in the FHLB and qualifying NBB real estate mortgage loans totaling $562,220 at September 30, 2020. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at September 30, 2020, management did not determine any impairment.

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

In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. In addition, the amendment updates the disclosure requirements for convertible instruments to increase the information transparency. For public business entities, excluding smaller reporting companies, the amendments in the ASU are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. For all other entities, the standard will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-06 to have a material impact on its consolidated financial statements.

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs.” This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is not permitted. All entities should apply ASU No. 2020-08 on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company does not expect the adoption of ASU 2020-08 to have a material impact on its consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements by requiring that Level 3 fair value disclosures include the range and weighted average of significant unobservable inputs used to develop those fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. Certain disclosure requirements in Topic 820 were also removed or modified. ASU 2018-13 was effective for the Company on January 1, 2020. Adoption did not have a material impact on the Company’s consolidated financial statements.

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

Note 6: Defined Benefit Plan

The following tables present the components of net periodic benefit cost:

	Three Months Ended September 30,
	2020	2019
Service cost	$270	$200
Interest cost	205	221
Expected return on plan assets	(420)	(365)
Amortization of prior service cost	(27)	(27)
Recognized net actuarial loss	177	158
Net periodic benefit cost	$205	$187

	Nine Months Ended September 30,
	2020	2019
Service cost	$810	$600
Interest cost	615	663
Expected return on plan assets	(1,260)	(1,095)
Amortization of prior service cost	(81)	(81)
Recognized net actuarial loss	531	474
Net periodic benefit cost	$615	$561

The service cost component of net periodic benefit cost is included in salaries and employee benefits expense in the consolidated statements of income. All other components are included in other operating expenses in the consolidated statements of income.

For the nine months ended September 30, 2020, the Company did not make a contribution to the Plan.

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

Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Accounting guidance for fair value excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Consequently, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company as of September 30, 2020 and December 31, 2019.

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019.

		Fair Value Measurements at September 30, 2020 Using
Description	Balance as of September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$62,593	$	---	$62,593	$	---
State and political subdivisions	163,114		---	163,114		---
Mortgage-backed securities	258,324		---	258,324		---
Corporate debt securities	3,320		---	3,320		---
Total securities available for sale	$487,351	$	---	$487,351	$	---

		Fair Value Measurements at December 31, 2019 Using
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$121,123	$	---	$121,123	$	---
State and political subdivisions	88,239		---	88,239		---
Mortgage-backed securities	221,783		---	221,783		---
Corporate debt securities	4,118		---	4,118		---
Total securities available for sale	$435,263	$	---	$435,263	$	---

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

		Fair Value Measurements at September 30, 2020 Using
Description	Balance as of September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Interest rate loan contracts	$23	$	---	$	---	$23
Forward contracts	$(65)	$	---	$	---	$(65)

		Fair Value Measurements at December 31, 2019 Using
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Interest rate loan contracts	$1	$	---	$	---	$1
Forward contracts	$(4)	$	---	$	---	$(4)

September 30, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate loan contracts	Market approach	Pull-through rate	85.82%	-	100.00%	(92.39%)
Forward contracts	Market approach	Pull-through rate	85.82%	-	100.00%	(92.39%)

Interest rate loan contracts	Market approach	Current reference price	101.46%	-	104.36%	(102.47%)	(1)
Forward contracts	Market approach	Current reference price	101.46%	-	104.36%	(102.60%)	(1)

(1)	Current reference prices were weighted by the relative amount of the loan

December 31, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate loan contracts	Market approach	Pull-through rate		90.00%(1)
Forward contracts	Market approach	Pull-through rate		65.60%(1)

Interest rate loan contracts	Market approach	Current reference price	101.49%	-	102.06%	(101.72%)	(2)
Forward contracts	Market approach	Current reference price	101.49%	-	103.28%	(101.91%)	(2)

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at September 30, 2020 or December 31, 2019.

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

The following table summarizes the Company’s impaired loans that were measured at fair value on a nonrecurring basis at September 30, 2020 and at December 31, 2019.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
September 30, 2020	Impaired loans net of valuation allowance	$952	$	---	$	---	$952
December 31, 2019	Impaired loans net of valuation allowance	1,005		---		---	1,005

The following tables present information about Level 3 fair value measurements for September 30, 2020 and December 31, 2019.

Impaired Loans	Valuation Technique	Unobservable Input	Range (Weighted Average(1))
September 30, 2020	Present value of cash flows	Discount rate	5.50%	–	6.50%	(5.78%)
December 31, 2019	Present value of cash flows	Discount rate	5.50%	–	6.50%	(5.77%)

(1)	Unobservable inputs were weighted by the relative fair value of the impaired loans.

At September 30, 2020 and December 31, 2019, all impaired loans measured at fair value on a nonrecurring basis were measured using the present value of cash flows. The loans at each date are TDRs and the discount rate is the contractual rate that was in effect prior to modification to TDR status. Inherent in the measurement of impaired loans using the present value of cash flows method are judgements and assumptions, including the appropriateness of the discount rate and the projections of cash flows. Cash flows in the future may differ from those used in the measurement. Future changes in cash flow assumptions or if the loans are charged off may result in greater losses than estimated at the reporting dates. An increase in the impairment measurement or a charge-off would increase the provision for loan losses.

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

The following table summarizes the Company’s OREO that was measured at fair value on a nonrecurring basis.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
September 30, 2020	Other real estate owned net of valuation allowance	$1,553	$	---	$	---	$1,553
December 31, 2019	Other real estate owned net of valuation allowance	1,612		---		---	1,612

The following tables present information about Level 3 fair value measurements for September 30, 2020 and December 31, 2019.

September 30, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average(1)

Other real estate owned	Discounted appraised value	Selling cost	0.00%(2)	–	5.54%	(0.46%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0.00%	–	11.35%	(0.95%)

December 31, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average(1))

Other real estate owned	Discounted appraised value	Selling cost	0.00%(2)	–	6.00%	(0.68%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0.00%	–	45.17%	(1.28%)

(1)	Discounts were weighted by the relative appraised value of the OREO properties.
(2)

The appraised value is discounted by selling costs if the OREO property is listed with a realtor and if the appraised value exceeds the list price, less estimated selling costs. Selling costs do not discount the appraised value if the Company markets the OREO property independently or if the OREO property is listed with a realtor and the list price less estimated selling costs exceeds the appraised value.

At September 30, 2020 and December 31, 2019, OREO properties were measured using appraised value, and if applicable, discounted by selling costs, lack of marketability and age of appraisal. Determining the discount to appraisals for selling cost and lack of marketability and age of the appraisal relies on certain key assumptions and judgements.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2020 and December 31, 2019. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as FHLB and Federal Reserve Bank of Richmond stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government-supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity. Fair values are estimated using the exit price notion.

	September 30, 2020
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$10,593		$10,593	$	---	$	---
Interest-bearing deposits	68,779		68,779		---		---
Securities	487,351		---		487,351		---
Restricted securities	1,279		---		1,279		---
Loans held for sale	3,690		---		3,690		---
Loans, net	792,226		---		---		783,201
Accrued interest receivable	5,238		---		5,238		---
Bank-owned life insurance	36,226		---		36,226		---
Interest rate loan contracts	23		---		---		23
Financial Liabilities:
Deposits	$1,213,582	$	---		$1,110,574		$103,191
Accrued interest payable	86		---		86		---
Forward contracts	65		---		---		65

	December 31, 2019
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$10,290		$10,290	$	---	$	---
Interest-bearing deposits	76,881		76,881		---		---
Securities	435,263		---		435,263		---
Restricted securities	1,220		---		1,220		---
Loans held for sale	905		---		905		---
Loans, net	726,588		---		---		718,299
Accrued interest receivable	4,285		---		4,285		---
Bank-owned life insurance	35,567		---		35,567		---
Interest rate loan contracts	1		---		---		1
Financial Liabilities:
Deposits	$1,119,753	$	---		$991,725		$128,011
Accrued interest payable	144		---		144		---
Forward contracts	4		---		---		4

Note 8: Components of Accumulated Other Comprehensive Income (Loss)

The following tables present the components of accumulated other comprehensive income (loss) for the three months ended September 30, 2020 and September 30, 2019.

	Net Unrealized Gain on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2019	$2,457	$(7,013)	$(4,556)
Unrealized holding gain on available for sale securities, net of tax of $146	544	---	544
Reclassification adjustment, net of tax of ($34)	(128)	---	(128)
Balance at September 30, 2019	$2,873	$(7,013)	$(4,140)

Balance at June 30, 2020	$9,518	$(8,582)	$936
Unrealized holding gain on available for sale securities net of tax of $601	2,256	---	2,256
Reclassification adjustment, net of tax of ($3)	(11)	---	(11)
Balance at September 30, 2020	$11,763	$(8,582)	$3,181

The following tables present the components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2020 and September 30, 2019.

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(5,072)	$(7,013)	$(12,085)
Unrealized holding gain on available for sale securities, net of tax of $2,149	8,089	---	8,089
Reclassification adjustment, net of tax of ($38)	(144)	---	(144)
Balance at September 30, 2019	$2,873	$(7,013)	$(4,140)

Balance at December 31, 2019	$76	$(8,582)	$(8,506)
Unrealized holding gain on available for sale securities net of tax of $3,127	11,763	---	11,763
Reclassification adjustment, net of tax of ($20)	(76)	---	(76)
Balance at September 30, 2020	$11,763	$(8,582)	$3,181

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

Credit and Debit Card Fees

Credit and debit card fees are primarily comprised of interchange fee income and merchant services income. Interchange fees are earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa. Merchant services income mainly represents commission fees based upon merchant processing volume. The Company’s performance obligation for interchange fee income and merchant services income are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. In compliance with Topic 606, credit and debit card fee income is presented net of associated expense.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2020 and September 30, 2019.

	Three Months Ended September 30,
	2020	2019
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$471	$643
Other service charges and fees	37	46
Credit and debit card fees	339	350
Trust income	423	440
Insurance and Investment (included within Other Income on the Consolidated Statements of Income)	143	97
Noninterest Income (in-scope of Topic 606)	$1,413	$1,576
Noninterest Income (out-of-scope of Topic 606)	513	522
Total noninterest income	$1,926	$2,098

	Nine Months Ended September 30,
	2020	2019
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$1,430	$1,840
Other service charges and fees	113	149
Credit and debit card fees	1,031	1,015
Trust income	1,244	1,208
Insurance and Investment (included within Other Income on the Consolidated Statements of Income)	332	360
Noninterest Income (in-scope of Topic 606)	$4,150	$4,572
Noninterest Income (out-of-scope of Topic 606)	1,656	1,871
Total noninterest income	$5,806	$6,443

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

The following tables present information about leases:

	September 30, 2020	December 31, 2019
Lease liability	$2,090	$2,286
Right-of-use asset	$2,074	$2,277
Weighted average remaining lease term (in years)	7.03	6.90
Weighted average discount rate	3.04%	3.02%

	For the Three Months Ended September 30,
	2020	2019
Lease Expense
Operating lease expense	$92	$82
Short-term lease expense	1	29
Total lease expense	$93	$111

Cash paid for amounts included in lease liabilities	$90	$79
Right-of-use assets obtained in exchange for operating lease liabilities commencing during the period	$23	$284

	For the Nine Months Ended September 30,
	2020	2019
Lease Expense
Operating lease expense	$277	$218
Short-term lease expense	2	101
Total lease expense	$279	$319

Cash paid for amounts included in lease liabilities	$272	$211
Right-of-use assets obtained in exchange for operating lease liabilities commencing during the period	$23	$1,837

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability:

Undiscounted Cash Flow for the Period	As of September 30, 2020
Three months ending December 31, 2020	$90
Twelve months ending December 31, 2021	363
Twelve months ending December 31, 2022	352
Twelve months ending December 31, 2023	352
Twelve months ending December 31, 2024	334
Twelve months ending December 31, 2025	244
Thereafter	608
Total undiscounted cash flows	$2,343
Less: discount	(253)
Lease liability	$2,090

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

The national economy, including the Company’s market area, has been impacted by the global COVID-19 pandemic and measures implemented to reduce its spread. The Commonwealth of Virginia ordered closure of non-essential businesses and public schools beginning March 23, 2020 and ending on June 10, 2020. After June 10, the state began a phased re-opening with many businesses operating at significantly reduced capacity. The Company’s market area has experienced much higher unemployment and national unemployment claim data show record levels. The economic downturn caused by the pandemic and containment efforts is expected to continue, though the degree and length of downturn is not yet known. Because of the importance to the Company’s markets of state-funded universities, cutbacks in the funding provided by the Commonwealth of Virginia or decisions by the local universities to limit or cancel sporting events, or operate remotely would also negatively impact employment in the Company’s market. This could lead to a higher rate of delinquent loans and a greater number of real estate foreclosures. Higher unemployment and the fear of layoffs causes reduced consumer demand for goods and services, which negatively impacts the Company’s business and customers. The economic downturn caused by the pandemic has adversely impacted the Company and continued economic downturn will negatively affect the Company.

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

One of the Company’s top priorities are the health and safety of our customers and employees and to that end, the Company has implemented certain protective measures. Where possible the Company has allowed certain employees to telework and has rearranged work environments for other employees in order to promote appropriate social distancing. On March 20, the Company shifted to serving customers primarily through digital channels, drive-thrus and ATMs and closed the lobbies of the Company’s twenty-five branches. We continue to serve customers in person when requested and continue to monitor the situation to determine when we may safely reopen our lobbies. Current analysis of our transactions has not shown a decline. Controls over cash and physical assets have remained in place and internal controls over financial reporting and disclosure have been maintained.

The Company also considered the impact of the pandemic on critical estimates, including the allowance for loan losses, valuation of goodwill, valuation of OREO, other-than-temporary impairment of securities and pension obligations, as well as lease right of use assets. The impact to the allowance for loan losses is discussed under the “Asset Quality” section. Analysis as of September 30, 2020 did not indicate declines in the valuation of OREO, other-than-temporary impairment of securities, pension obligations or lease right-of-use assets. The Company will continue to monitor the values as the effects of the pandemic unfold.

The COVID-19 pandemic has caused significant stock market volatility which adversely impacted the Company’s stock price. As a result of this volatility and impact on the market, management determined that a triggering event occurred. Management performed an interim quantitative goodwill impairment analysis as of March 30, 2020 and June 30, 2020. Management has contracted a third party expert to perform a quantitative goodwill impairment analysis as of September 30, 2020 during the fourth quarter 2020.

The Company is also monitoring increased threats of fraud, including schemes against employees new to telework arrangements, fraud related to state unemployment insurance and COVID-19 related scams against customers.

The Company’s business relies on positive relationships with customers. At this time, we feel our customer relationships remain strong and our team remains ready to provide banking services. The Company has a robust business continuity plan, and partners with vendors whom we believe also have robust business continuity plans. In implementing its business continuity plan to address the COVID-19 pandemic, the Company has not incurred material expenditures and does not anticipate material expenditures. In the event that we experience high infection rates within our staff, our ability to serve our customers would be adversely impacted for a certain period. We have implemented many measures to protect the health of our employees and continue to monitor the situation closely. Further, all critical functions are cross-trained as part of our business continuity preparedness. The following discusses our financial position and results of operations for the three and nine month periods ended September 30, 2020 and where appropriate, the impact of the COVID-19 pandemic, as well as potential future impact.

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

$ in thousands	Three Months Ended September 30,
	2020	2019
GAAP measures:
Interest and fees on loans	$8,606	$8,548
Interest on interest-bearing deposits	17	407
Interest and dividends on securities - taxable	1,572	1,565
Interest on securities - nontaxable	513	768
Total interest income	$10,708	$11,288

Interest on deposits	$1,420	$1,865
Net interest income	$9,288	$9,423

Non-GAAP measures:
Tax benefit on nontaxable loan income	$119	$116
Tax benefit on nontaxable securities income	165	209
Total tax benefit on nontaxable interest income	$284	$325
Total tax-equivalent net interest income	$9,572	$9,748

Total tax-equivalent net interest income, annualized	$38,080	$38,674
Average interest-earning assets	$1,340,835	$1,171,425
Net interest margin	2.84%	3.30%

$ in thousands	Nine Months Ended September 30,
	2020	2019
GAAP measures:
Interest and fees on loans	$25,491	$25,277
Interest on interest-bearing deposits	248	1,048
Interest and dividends on securities - taxable	5,791	4,851
Interest on securities - nontaxable	1,316	2,543
Total interest income	$32,846	$33,719

Interest on deposits	$4,814	$5,572
Net interest income	$28,032	$28,147

Non-GAAP measures:
Tax benefit on nontaxable loan income	$362	$348
Tax benefit on nontaxable securities income	398	691
Total tax benefit on nontaxable interest income	$760	$1,039
Total tax-equivalent net interest income	$28,792	$29,186

Total tax-equivalent net interest income, annualized	$38,459	$39,022
Average interest-earning assets	$1,292,594	$1,177,688
Net interest margin	2.98%	3.31%

The noninterest margin is calculated by subtracting noninterest income (excluding recovery of insurance receivable and realized securities gain, net) from noninterest expense noninterest. The result is annualized and divided by average year-to-date assets. A lower ratio indicates more effective control of noninterest expense, in relation to noninterest income and asset levels. The reconciliation of adjusted noninterest income and adjusted noninterest expense, which are not measurements under U.S. GAAP, is reflected in the table below.

$ in thousands	Three Months Ended September 30,
	2020	2019
Noninterest expense under GAAP	$6,120	$6,386

Noninterest income under GAAP	$1,926	$2,098
Less: realized securities gains, net	(14)	(162)
Noninterest income for ratio calculation, non-GAAP	$1,912	$1,936

Net noninterest expense, non-GAAP	$4,208	$4,450
Net noninterest expense, non-GAAP, annualized	16,741	17,655
Average assets	$1,430,541	$1,250,473
Noninterest margin	1.17%	1.41%

$ in thousands	Nine Months Ended September 30,
	2020	2019
Noninterest expense under GAAP	$18,664	$19,304

Noninterest income under GAAP	$5,806	$6,443
Less: recovery of insurance receivable	---	(538)
Less: realized securities gains, net	(96)	(182)
Noninterest income for ratio calculation, non-GAAP	$5,710	$5,723

Net noninterest expense, non-GAAP	$12,954	$13,581
Net noninterest expense, non-GAAP, annualized	17,304	18,158
Average assets	$1,378,921	$1,253,245
Noninterest margin	1.25%	1.45%

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

$ in thousands	Three Months Ended September 30,
	2020	2019
Net Income	$4,168	$4,252
Items deemed non-recurring by management:
Securities gains, net of tax of ($3) for the period ended September 30, 2020 and ($34) for the period ended September 30, 2019	(11)	(128)
Adjusted net income	4,157	4,124
Adjusted net income, annualized	16,538	16,362
Items deemed non-recurring by management:
Securities gains, net of tax	11	128
Annualized net income for ratio calculation	$16,549	$16,490

$ in thousands	Nine Months Ended September 30,
	2020	2019
Net Income	$11,129	$12,689
Items deemed non-recurring by management:
Securities gains, net of tax of ($20) for the period ended September 30, 2020 and ($38) for the period ended September 30, 2019	(76)	(144)
Insurance recovery in 2019, net of tax of ($113)	---	(425)
Adjusted net income	11,053	12,120
Adjusted net income, annualized	14,764	16,204
Items deemed non-recurring by management:
Securities gains, net of tax	76	144
Insurance recovery in 2019, net of tax	---	425
Annualized net income for ratio calculation	$14,840	$16,773

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

Impaired loans

Impaired loans are identified through the Company’s credit risk rating process. Estimated loss for an impaired loan is the amount of recorded investment that exceeds the loan’s fair value. Fair value of an impaired loan is measured by one of three methods: the fair value of collateral (“collateral method”), the present value of future cash flows (“cash flow method”), or observable market price. The Company applies the collateral method to collateral-dependent loans, loans for which foreclosure is imminent and to loans for which the fair value of collateral is a more reliable estimate of fair value. The cash flow method is applied to loans that are not collateral dependent and for which cash flows may reasonably be estimated.

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

The estimate of the allowance for September 30, 2020 considered market conditions as of September 30, 2020 where possible, and the most recent available information when data was not available as of September 30, 2020, portfolio conditions and levels of delinquencies at September 30, 2020, and net charge-offs in the 8 quarters prior to the quarter ended September 30, 2020. Some of the available economic data lags the reporting date by one to three months. Further, in an effort to work with borrowers and in accordance with regulatory guidance and the CARES Act, the Company granted loan payment extensions, interest only periods and rate reductions to borrowers who requested and qualified for them. Past due status will not occur during the period in which a payment is extended. Providing an interest only period affords borrowers lower payments during the interest only period. When extension periods and interest only periods expire, there may be increases in past dues that will increase the requirement for the allowance for loan loss. Management used its best judgement and efforts in incorporating possible impacts as of September 30, 2020 in estimating the allowance for loan losses, but if the economy experiences a greater downturn than estimated, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see Note 3 to the consolidated financial statements and “Asset Quality,” and “Provision and Allowance for Loan Losses.”

Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value based test. The Company typically performs impairment testing in the fourth quarter of each year. The Company’s most recent outsourced impairment test was performed using data from September 30, 2019. Accounting guidance provides the option of performing preliminary assessment of qualitative factors before performing more substantial testing for impairment. The Company opted not to perform the preliminary assessment. The Company’s goodwill impairment analysis considered three valuation techniques appropriate to the measurement. The first technique uses the Company’s market capitalization as an estimate of fair value; the second technique estimates fair value using current market pricing multiples for companies comparable to the Company; while the third technique uses current market pricing multiples for change-of-control transactions involving companies comparable to the Company. As of the date of testing, no impairment was indicated.

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

The COVID-19 pandemic has caused significant stock market volatility which adversely impacted the Company’s stock price. As a result of this volatility and impact on the market, management determined that a triggering event occurred. Management performed an interim quantitative goodwill impairment analysis as of March 30, 2020 and June 30, 2020. Management has contracted a third party expert to perform a quantitative goodwill impairment analysis as of September 30, 2020 during the fourth quarter 2020.

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

SBA Paycheck Protection Program. The CARES Act Paycheck Protection Program provides small business loans to aid small businesses in maintaining their payroll for up to 24 weeks. The Company assisted customers in obtaining the loans during the application window between April and August 2020. As of September 30, 2020, the Company held $56,260 in PPP loans, net of deferred fees and costs.

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

Performance Summary

The Company’s performance for the three and nine months ended September 30, 2020 has been impacted by the COVID-19 pandemic and efforts to contain it. The Company has worked with borrowers impacted by the pandemic to provide payment relief which has resulted in reversal of accrued interest income on certain loans within the portfolio. The Company has also used available information to inform and quantify the increased risk in the allowance for loan losses, resulting in an increased provision expense. Slightly offsetting the adverse impact to income are fees collected from providing SBA Paycheck Protection Program loans to qualifying customers and increased mortgage refinancing activity which fueled gains from the sale of mortgages.

The following table presents the Company’s key performance ratios for the three months ended September 30, 2020 and September 30, 2019. Income and expense items are annualized for the ratios, except for basic earnings per share and fully diluted earnings per share.

	Three Months Ended
	September 30, 2020	September 30, 2019
Return on average assets (1)	1.16%	1.32%
Return on average equity (1)	8.32%	9.00%
Basic earnings per share	$0.64	$0.65
Fully diluted earnings per share	$0.64	$0.65
Net interest margin (2)	2.84%	3.30%
Noninterest margin (3)	1.17%	1.41%

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

The annualized return on average assets decreased 16 basis points when the three months ended September 30, 2020 are compared with the three months ended September 30, 2019. The annualized return on average equity decreased 68 basis points when the three months ended September 30, 2020 are compared with the three months ended September 30, 2019.

The annualized net interest margin was 2.84% for the three months ended September 30, 2020, down 46 basis points from the 3.30% reported for the three months ended September 30, 2019. Please refer to the discussion under Net Interest Income for further information.

The annualized noninterest margin improved by 24 basis points when the three month period ended September 30, 2020 is compared with the three month period ended September 30, 2019. Please refer to the discussions under noninterest income and noninterest expense for further information.

The following table presents the Company’s key performance ratios for the nine months ended September 30, 2020 and September 30, 2019 and the year ended December 31, 2019. The measures for September 30, 2020 and September 30, 2019 are annualized, except for basic earnings per share and fully diluted earnings per share.

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Twelve Months Ended December 31, 2019
Return on average assets (1)	1.08%	1.34%	1.39%
Return on average equity (1) (4)	7.65%	9.10%	9.87%
Basic earnings per share (4)	$1.71	$1.92	$2.65
Fully diluted earnings per share	$1.71	$1.92	$2.65
Net interest margin (2)	2.98%	3.31%	3.29%
Noninterest margin (3)	1.25%	1.45%	1.44%

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

(4)	During the nine months ended September 30, 2019, the Company repurchased 468,400 shares under its publicly announced stock repurchase plan. The repurchase reduced shareholders equity by $18,525.

The annualized return on average assets decreased 26 basis points for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019. The annualized return on average equity decreased 145 basis points for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019.

The annualized net interest margin was 2.98% for the nine months ended September 30, 2020, down 33 basis points from the 3.31% reported for the nine months ended September 30, 2019. Please refer to the discussion under Net Interest Income for further information.

The annualized noninterest margin for the nine months ended September 30, 2020 improved by 20 basis points when compared with the nine month period ended September 30, 2019. Please refer to the discussions under noninterest income and noninterest expense for further information.

Growth

NBI’s key assets and liabilities and their growth from December 31, 2019 are shown in the following table.

	September 30, 2020	December 31, 2019	Percent Change
Interest-bearing deposits	$68,779	$76,881	(10.54)%
Securities and restricted stock	488,630	436,483	11.95%
Loans, net	792,226	726,588	9.03%
Deposits	1,213,582	1,119,753	8.38%
Total assets	1,435,498	1,321,837	8.60%

Asset Quality

Key indicators of the Company’s asset quality are presented in the following table.

	September 30, 2020	December 31, 2019	September 30, 2019
Nonperforming loans	$3,602	$3,375	$4,076
Loans past due 90 days or more, and still accruing	236	231	212
Other real estate owned	1,553	1,612	1,470
Allowance for loan losses to loans net of unearned income and deferred fees and costs	1.05%	0.94%	1.01%
Allowance for loan losses to loans net of unearned income and deferred fees and costs, excluding SBA PPP loans	1.13%	N/A	N/A
Net charge-off ratio	0.07%	0.09%	0.09%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.64%	0.68%	0.77%
Ratio of allowance for loan losses to nonperforming loans	233.98%	203.35%	178.16%

The Company’s risk analysis at September 30, 2020 determined an allowance for loan losses of $8,428 or 1.05% of loans net of unearned income and deferred fees and costs. Included in loans net of unearned income and deferred fees and costs are $56,260 in Paycheck Protection Program loans. Because PPP loans are guaranteed by the U.S. government, they are not included in the calculation for the allowance for loan losses. If the PPP loans are removed from loans net of unearned income and deferred fees and costs, the allowance ratio is 1.13%. The allowance at December 31, 2019 was $6,863 or 0.94% of loans net of unearned income and deferred fees and costs. The allowance at September 30, 2019 was $7,262 or 1.01% of loans net of unearned income and deferred fees and costs.

The determination of the appropriate level for the allowance for loan losses resulted in a provision of $1,985 for the nine months ended September 30, 2020, compared with a provision of $350 for the nine month period ended September 30, 2019 and $126 for the 12 months ended December 31, 2019. To determine the appropriate level of the allowance for loan losses, the Company considers credit risk for certain loans designated as impaired and for non-impaired (“collectively evaluated”) loans.

Individually Evaluated Impaired Loans

Individually evaluated impaired loans totaled $4,995 gross and $4,997 net of unearned income and deferred fees and costs, with specific allocations to the allowance for loan losses totaling $104 at September 30, 2020. Individually evaluated impaired loans at December 31, 2019 were $5,289 gross as well as net of unearned income and deferred fees and costs, with specific allocations to the allowance for loan losses of $110. The specific allocation is determined based on criteria particular to each impaired loan.

The impact of the COVID-19 pandemic continues to evolve and may lead to additional loans designated as impaired in future quarters. Cash flow assumptions associated with impaired loans measured under the cash flow method may be impacted if borrowers are further distressed by the economic impacts of the pandemic, resulting in lower measurements and higher funding requirements for the allowance for loan losses. Real estate activity in the Company’s market for the nine months ended September 30, 2020 has been robust. However, if the pandemic suppresses real estate activity, real estate values could decline, causing reduced collateral values for impaired loans measured under the collateral method and potential charge-offs.

Individually evaluated impaired loans include TDRs. In the ordinary course of business, the Company grants modification requests when deemed appropriate. Modifications may be granted for competitive reasons or to strengthen repayment prospects for borrowers who may or may not be experiencing financial difficulty. The Company reviews all modifications to determine whether, at the time of the modification, the borrower is experiencing financial difficulty and whether the Company provided a concession that it would not otherwise consider. Loans with modifications that meet these criteria are designated TDR.

When the COVID-19 pandemic began impacting the U.S., Congress passed the CARES act and regulatory agencies provided guidance allowing banks to forego TDR designation for COVID-19 related accommodations to loans that met certain criteria. In accordance with the guidance, the Company did not designate TDR status for modifications to loans impacted by the pandemic that met the criteria, but did implement additional tracking mechanisms to monitor all COVID-19 related modifications.

As the pandemic extends into the fourth quarter of 2020, the Company is prepared for the eventuality that some borrowers who received COVID-19 related modifications may request subsequent accommodations. If the Company grants subsequent modifications to a loan that received a COVID-19 modification, in accordance with accounting guidance, it must consider whether the totality of the accommodations along with the evaluation of borrower financial difficulty, result in TDR status. Every modification is reviewed for TDR status and beginning in the third quarter of 2020, the Company implemented additional evaluation and documentation requirements for all COVID-19 related modifications to loans over $250,000. Subsequent requests for COVID-19 related modifications may result in an increase in the number of the Company’s TDRs.

Collectively Evaluated Loans

Collectively evaluated loans totaled $797,804 gross and $795,657 net of unearned income and deferred fees and costs, with an allowance of $8,324 or 1.05% of loans net of unearned income and deferred fees and costs at September 30, 2020. Excluding PPP loans, the collectively evaluated allowance ratio is 1.13% at September 30, 2020. At December 31, 2019, collectively evaluated loans totaled $728,738 gross and $728,162 net of unearned income and deferred fees and costs, with an allowance of $6,753 or 0.93%.

Collectively evaluated loans are divided into classes based upon risk characteristics. In order to calculate the allowance for collectively evaluated loans, the Company applies to each loan class a historical net charge-off rate for the class, adjusted for qualitative factors that influence credit risk. Qualitative factors evaluated for impact to credit risk include economic measures, asset quality indicators, loan characteristics, and changes to internal Company policies and changes in management.

Net Charge-Offs

Net charge-off rates for each class are averaged over 8 quarters and applied to the class balance. On a portfolio level, net charge-offs for the nine months ended September 30, 2020 were $420 or 0.07% (annualized) of average loans, compared with $478 or 0.09% (annualized) for the nine months ended September 30, 2019. The 8-quarter average historical loss rate was 0.08% for September 30, 2020 and 0.06% for September 30, 2019. Increases in the net charge-off rate increase the required allowance for collectively-evaluated loans, while decreases in the net charge-off rate decrease the required allowance for collectively-evaluated loans.

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

Measurements of economic indicators are the most recent the Company can obtain but due to lack of data availability, some economic indicators lag the report date by one to three months. In periods of low volatility, lagging indicators are accepted as reasonably representative of current conditions. The COVID-19 pandemic began impacting the local and national economies in March 2020 and continues to shroud the economic situation in uncertainty and volatility. Methods implemented to slow the spread of the virus including social distancing and government mandates that restrict business activity have resulted in a vast reduction in economic activity. The situation continues to evolve and sources of economic indicators available as of September 30, 2020 may not fully reflect the current impact of the pandemic.

To attempt to incorporate this unprecedented impact, the Company added a qualitative factor for unemployment filings, beginning with the March 31, 2020 calculation. Data for the Company’s market area is not available on a timely basis, however national data is available on a timely basis and historical analysis shows a strong correlation between national and local unemployment filings.  National unemployment claims escalated sharply beginning in the latter half of March 2020.  Weekly claims peaked at the end of March and have fallen steadily since, but as of the end of September 2020, remain almost four times the pre-pandemic levels. While the unemployment rate in the Company’s market area has improved since the beginning of the pandemic, unemployment claims reflect continued substantial economic weakness.  The Company assessed this as a significant impact to credit risk and at September 30, 2020 provided 20 basis points to the allowance for loan losses.

The Company continues to monitor the most recent available economic indicators and their effect on credit risk. As of September 30, 2020 the unemployment rate for the Company’s market area was as of August 2020 and while improved from the data incorporated in the June 30, 2020 calculation, increased significantly from the data available at December 31, 2019. The Company assessed an increase to credit risk.

Business and personal bankruptcy filing data was available as of June 2020. Compared with data available at December 31, 2019, business bankruptcies were at similar levels and resulted in a similar allocation and personal bankruptcies decreased, resulting in a lower allocation for credit risk.

Residential vacancy data was available as of the second quarter of 2020 and showed a slight improvement from the data incorporated to the December 31, 2019 calculation, resulting in a slightly lower allocation for credit risk. Housing inventory data was available as of September 30, 2020. Levels were similar to those at December 31, 2019, resulting in a similar assessment for credit risk.

Asset Quality Indicators

Asset quality indicators, including past due levels, nonaccrual levels and internal risk ratings, are evaluated at the class level.

As discussed above, the CARES Act and regulatory guidance encouraged banks to assist qualifying borrowers experiencing COVID-19 related difficulty. The Company provided COVID-19 related accommodations to qualifying borrowers. Without the accommodations, additional loans would have been included in past due data at September 30, 2020. The Company followed its normal risk rating practices and in keeping with the regulatory guidance, did not automatically downgrade the risk rating on loans that received COVID-19 accommodations. Without the regulatory provision, additional loans would have been included in adverse risk rating data as of September 30, 2020.

Loans past due and loans designated nonaccrual indicate heightened credit risk. Increases in past due and nonaccrual loans increase the required level of the allowance for loan losses and decreases in past due and nonaccrual loans reduce the required level of the allowance for loan losses. Accruing loans past due 30-89 days were 0.16% of total loans, net of unearned income and deferred fees and costs at September 30, 2020, an increase from 0.15% at December 31, 2019. Accruing loans past due 90 days or more were 0.03% of total loans, net of unearned income and deferred fees and costs at September 30, 2020, and 0.03% at December 31, 2019. Nonaccrual loans at September 30, 2020 were 0.45% of total loans, net of unearned income and deferred fees and costs, a decrease from 0.46% at December 31, 2019.

Loans rated “special mention” and “classified” (together, “criticized assets”) indicate heightened credit risk. Higher levels of criticized assets increase the required level of the allowance for collectively-evaluated loans, while lower levels of criticized assets reduce the required level of the allowance for collectively-evaluated loans. Loans rated special mention receive a 50% greater allocation for qualitative risk factors, and loans rated classified receive a 100% greater allocation for qualitative risk factors. A classified loss rate is also applied to classified loans, calculated as net charge offs divided by classified loans. Collectively evaluated loans rated “special mention” were $336 at September 30, 2020 and $135 at December 31, 2019. Collectively evaluated loans rated classified were $573 at September 30, 2020 and $961 at December 31, 2019.

Other Factors

The Company considers other factors that impact credit risk, including the interest rate environment, the competitive, legal and regulatory environments, changes in lending policies and loan review, changes in management, and high risk loans.

The Federal Reserve, in an attempt to soften the pandemic’s impact on the economy, reduced rates twice in March 2020 by a total of 150 basis points. This will provide variable rate loans with lower payments, reducing credit risk.

The competitive, legal and regulatory environments were evaluated for changes that would impact credit risk. Competition remained at similar levels from prior quarter and December 31, 2019. However the legal and regulatory environments were assessed to have a negative impact on credit risk. At the beginning of the COVID-19 pandemic, Congress acted swiftly to provide benefits that supported many of the Company’s borrowers and allowed them to maintain their repayment ability. However, these benefits expired early in the third quarter and Congress has not passed additional aid. Further, ambiguity in regulatory guidance introduces uncertainty as to how regulators may require treatment in the future of loans to borrowers experiencing COVID-19 related financial difficulty. This may result in heightened credit risk for the Company and was quantified as an additional five basis points for the reserve.

The Company considers the risk from changes to lending policies and loan review, and changes in management’s experience. Each of these factors remained at similar levels to December 31, 2019.

Levels of high risk loans are considered in the determination of the level of the allowance for loan loss. High risk loans are defined by the Company as loans secured by junior liens, interest only loans and loans with a high loan-to-value ratio. A decrease in the level of high risk loans within a class decreases the required allocation for the loan class, and an increase in the level of high risk loans within a class increases the required allocation for the loan class. Total high risk loans decreased $14,459 or 11.23% from the level at December 31, 2019, resulting in a decreased allocation.

Unallocated Surplus

In addition to funding the allowance for loan losses based upon data analysis, the Company has the option to fund an unallocated surplus in excess to the calculated requirement, based upon management judgement. The Company’s policy permits an unallocated surplus of between 0% and 5% of the calculated requirement. The unallocated surplus at September 30, 2020 is $371 or 4.6% in excess of the calculated requirement. As of December 31, 2019, the unallocated surplus was $326 or 5%. The surplus provides some mitigation of the uncertainty surrounding the impact of COVID-19.

The calculation of the appropriate level for the allowance for loan losses incorporates analysis of multiple factors and requires management’s prudent and informed judgment. The ratio of the allowance for loan losses to total loans, net of unearned income and deferred fees and costs at September 30, 2020 is 1.05%, an increase from 0.94% at December 31, 2019. The ratio of the allowance for collectively-evaluated loan losses to collectively-evaluated loans, net of unearned income and deferred fees and costs is 1.05%, compared with 0.93% at December 31, 2019. Both ratios at September 30, 2020 are diluted by the presence of government-guaranteed PPP loans which do not add to credit risk. Excluding the PPP loans, both ratios at September 30, 2020 are 1.13%

The most recently available data showed improvements that decreased the required level of the allowance for loan losses from December 31, 2019 including the interest rate environment, loans considered high risk, personal bankruptcy filings and the residential vacancy rate. Other indicators offset the improvements, including a worsening in the unemployment rate, uncertainty in the regulatory environment, and some asset quality indicators. To attempt to capture the impact on credit risk of the global COVID-19 pandemic, which continues to evolve, the Company added 20 basis points for unprecedented national unemployment filing data. Because of lags in data and heightened uncertainty stemming from the pandemic, the Company also funded its unallocated surplus. Based on analysis of historical indicators, asset quality and economic factors, management believes the level of allowance for loan losses is reasonable for the credit risk in the loan portfolio as of September 30, 2020.

Please refer to Note 3: Allowance for Loan Losses, Nonperforming Assets and Impaired Loans for further information on collectively evaluated loans, individually evaluated impaired loans and the unallocated portion of the allowance for loan losses.

The following table discloses the OREO in physical possession and in process at each reporting date:

Other Real Estate Owned(1)	September 30, 2020	September 30, 2019	December 31, 2019
Real estate construction	$1,443	$1,443	$1,443
Consumer real estate	110	27	169
Total other real estate owned	$1,553	$1,470	$1,612

Loans in process of foreclosure	$651	$891	$509

(1)	Net of valuation allowance.

OREO decreased $59 from December 31, 2019 and increased $83 from September 30, 2019. As of September 30, 2020, loans in various stages of foreclosure totaled $651, of which $167 are secured by residential real estate. Loans currently in process of foreclosure may impact OREO in future quarters. It is not possible to accurately predict the future total of OREO because property sold at foreclosure may be acquired by third parties and OREO properties are regularly marketed and sold.

The Company continues to monitor risk levels within the loan portfolio. As of September 30, 2020, the effect of the COVID-19 pandemic has not impacted real estate values in the Company’s market. If the pandemic suppresses real estate activity, real estate values could decline, causing reduced collateral values for existing OREO properties which may result in loss recognition. The Company is working diligently with borrowers to provide payment relief, however if the pandemic results in increased foreclosures, OREO properties will increase.

Modifications and TDRs

Modifications

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

The Company codes modifications to assist in identifying TDRs. During the nine months ended September 30, 2020, the Company provided 798 modifications for competitive reasons to loans totaling $128,821. The modifications were not TDRs and were not related to COVID-19. For the nine months ended September 30, 2019, the Company provided non-TDR modifications for competitive reasons to 535 loans totaling $53,201. For the twelve months ended December 31, 2019, the Company provided non-TDR modifications for competitive reasons to 732 loans totaling $77,101. The increase for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019 is primarily due to rate reductions based on a lower interest rate environment, and renewal of single-payment notes.

COVID-19 Modifications

The COVID-19 pandemic has negatively impacted a significant number of the Company’s borrowers, and is likely to continue to adversely impact some borrowers for the foreseeable future. During the nine months ended September 30, 2020, the Company provided modifications related to COVID-19 financial difficulty. Modifications provided short-term payment relief and included payment extensions, interest only periods and rate reductions. The modifications met the requirements specified by the CARES Act and regulatory guidance and as such were not designated as TDRs, downgraded for risk rating or placed in nonaccrual status. The following table provides information regarding COVID-19 related modifications.

Nine Months Ended September 30, 2020
Modifications To Borrowers Experiencing COVID-19 Related Financial Difficulty	Number	Amount (in thousands)
Rate reductions (1)	5	$442
Payment extensions (2)	319	94,982
Interest-only period for amortizing loans (2)	37	64,806
Total	361	$160,230

1.

Rate reductions were granted to qualifying loans and are permanent for the remaining term of the loan.  Rate reductions were provided to alleviate COVID-19 hardship and also to remain competitive in the current low interest rate environment.

2.	Payment extensions and interest-only periods granted to amortizing loans have a set expiration date.

A loan that received multiple modifications as part of one request, for instance, a rate reduction and a payment extension, is presented only under one modification category.  A loan that was modified pursuant to a first request and then was modified subsequently pursuant to a separate request is included for each of the requests. For example, a loan that received a payment extension under a first request and a rate reduction under a second request is counted in the rate reduction category and again in the payment extension category.

Of the modifications presented in the table above, 63 payment extensions to loans totaling $29,541 and 9 interest-only modifications to loans totaling $23,333 were pursuant to subsequent requests.  Of the modifications presented in the table above, all payment extension periods have expired and 12 loans totaling $27,835 remain in an interest only period.

While the CARES Act and regulatory guidance provide that short-term relief to qualifying loans in response to the COVID-19 crisis does not automatically result in TDR, adverse risk rating or nonaccrual status, the Company tracks all modifications and is monitoring outlooks for borrowers. If the pandemic lasts longer than the period of relief provided by the modifications, the Company expects to continue to work with borrowers in order to bolster the prospect of full repayment in the future. Subsequent concessions may result in a loan being designated TDR and/or nonaccrual, and may result in a downgrade in the risk rating, based upon individual borrower circumstances and regulatory and accounting guidance. The Company reviews every modification for TDR indicators and in response to the high level of COVID-19 related modifications, implemented additional review and documentation requirements to ensure that subsequent requests for COVID-19 related modifications were properly reviewed for TDR indicators.

The allowance for loan losses measures TDRs for impairment and considers trends in past dues, nonaccruals and risk ratings as well as charge-offs. An increase in TDRs may result in additional accruals to the allowance. Increases in past dues, nonaccruals, adverse risk ratings and charge-offs will increase the allowance for collectively evaluated loans. Nonaccrual loans do not accrue interest, which will decrease the Company’s net interest margin, as will concessions such as competitive rate decreases and payment extensions.

TDR Designation

Modifications of loan terms to borrowers experiencing financial difficulty are made in an attempt to protect as much of the Company’s investment in the loan as possible. The Company has restructured loan terms for certain qualified financially distressed borrowers who have agreed to work in good faith and have demonstrated the ability to make the restructured payments. The determination of whether a modification should be designated a TDR requires significant judgment after consideration of all facts and circumstances surrounding the transaction. Modifications in which the borrower is experiencing financial difficulty and for which the Company makes a concession to the original contractual loan terms are designated TDRs. Subsequent modifications to loans that received a prior modification that was not designated TDR are evaluated to determine whether the totality of the modifications and the borrower’s financial status at the time of the subsequent modification indicate TDR status

Assuming all other TDR criteria are met, the Company considers one or a combination of the following concessions to the loan terms to indicate TDR status: a reduction of the stated interest rate, an extension of the maturity date at an interest rate lower than the current market rate for a new loan with a similar term and similar risk, restructuring an amortizing loan to interest only for a period, or forgiveness of principal or accrued interest.

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

The Company’s TDRs were $4,292 at September 30, 2020, a decrease from $4,940 at December 31, 2019. Accruing TDR loans amounted to $1,426 at September 30, 2020 and $1,729 at December 31, 2019. TDRs with at least six months of current payment history may accrue interest.

The following tables detail payment status on TDR loans.

	TDR Status as of September 30, 2020
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Consumer real estate	$195	$195	$	---	$	---	$	---
Commercial real estate	3,233	367		---		---		2,866
Commercial non real estate	861	861		---		---		---
Consumer non real estate	3	1		2		---		---
Total TDR Loans	$4,292	$1,424		$2	$	---		$2,866

	TDR Status as of December 31, 2019
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Consumer real estate	$688	$426	$	---	$	---	$262
Commercial real estate	3,331	382		---		---	2,949
Commercial non real estate	916	916		---		---	---
Consumer non real estate	5	2		3		---	---
Total TDR Loans	$4,940	$1,726		$3	$	---	$3,211

Restructuring generally results in a loan with either lower payments or a maturity extended beyond that originally required, and is expected to result in a lower risk of loss associated with nonperformance than the pre-modified loan. The Company did not modify any loans that were designated TDR during the three and nine month periods ended September 30, 2020 and modified one loan during the nine month period ended September 30, 2019. Please refer to Note 3: Allowance for Loan Losses, Nonperforming Assets and Impaired Loans for information on TDRs.

Net Interest Income

The net interest income analysis for the three months ended September 30, 2020 and 2019 follows:

	Three Months Ended
	September 30, 2020			September 30, 2019
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)(4)	$800,168	$8,725	4.34%	$721,653	$8,664	4.76%
Taxable securities (5)(6)	400,204	1,572	1.56%	280,987	1,565	2.21%
Nontaxable securities (1)(5)	75,482	678	3.57%	93,204	977	4.16%
Interest-bearing deposits	64,981	17	0.10%	75,581	407	2.14%
Total interest-earning assets	$1,340,835	$10,992	3.26%	$1,171,425	$11,613	3.93%
Interest-bearing liabilities:
Interest-bearing demand deposits	$674,646	$917	0.54%	$583,031	$1,221	0.83%
Savings deposits	162,012	108	0.27%	143,430	121	0.33%
Time deposits	109,024	395	1.44%	121,028	523	1.71%
Borrowings	---	---	---	1	---	---
Total interest-bearing liabilities	$945,682	$1,420	0.60%	$847,490	$1,865	0.87%
Net interest income and interest rate spread		$9,572	2.66%		$9,748	3.06%
Net yield on average interest-earning assets			2.84%			3.30%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 21%.
(2)	Included in interest income are loan fees of $323, of which $285 was related to the PPP loans, for the three months ended September 30, 2020 and $26 for the three months ended September 30, 2019.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes loans held for sale.
(5)	Daily averages are shown at amortized cost.
(6)	Includes restricted stock.

	Nine Months Ended
	September 30, 2020			September 30, 2019
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)(4)	$765,726	$25,853	4.51%	$717,627	$25,625	4.77%
Taxable securities (5)(6)	395,713	5,791	1.95%	298,141	4,851	2.18%
Nontaxable securities (1)(5)	56,859	1,714	4.03%	100,711	3,234	4.29%
Interest-bearing deposits	74,296	248	0.45%	61,209	1,048	2.29%
Total interest-earning assets	$1,292,594	$33,606	3.47%	$1,177,688	$34,758	3.95%
Interest-bearing liabilities:
Interest-bearing demand deposits	$652,869	$2,990	0.61%	$598,915	$4,007	0.89%
Savings deposits	155,542	348	0.30%	141,913	326	0.31%
Time deposits	118,611	1,476	1.66%	113,630	1,239	1.46%
Total interest-bearing liabilities	$927,022	$4,814	0.69%	$854,458	$5,572	0.87%
Net interest income and interest rate spread		$28,792	2.78%		$29,186	3.08%
Net yield on average interest-earning assets			2.98%			3.31%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 21%.
(2)	Included in interest income are loan fees of $595 of which $509 was related to the PPP loans, for the nine months ended September 30, 2020 and $75 for the nine months ended September 30, 2019.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes loans held for sale.
(5)	Daily averages are shown at amortized cost.
(6)	Includes restricted stock.

The net interest margin decreased 46 basis points when the 3 month periods ended September 30, 2020 and September 30, 2019 are compared, and 33 basis points when the nine month periods ended September 30, 2020 and September 30, 2019 are compared. The decrease in interest rate spread resulted from a decrease in the tax-equivalent yield on interest-earning assets of 67 basis points when the three month periods ended September 30, 2020 and September 30, 2019 are compared and 48 basis points when the nine month periods ended September 30, 2020 and September 30, 2019 are compared. The decrease in the yields on interest-earning assets were partially offset by a decrease in the cost of interest-bearing liabilities of 27 basis points when the three month periods ended September 30, 2020 and September 30, 2019 are compared and 18 basis points when the nine month periods ended September 30, 2020 and September 30, 2019 are compared.

The tax-equivalent yield on loans decreased 42 basis points when the three month period ended September 30, 2020 is compared with the same period ended September 30, 2019, and 26 basis points when the nine month periods ended September 30, 2020 and September 30, 2019 are compared. During the first three quarters of 2020, the Company worked with borrowers who were negatively affected by the economic impact of the COVID-19 pandemic, including providing payment extensions, interest only periods or rate reductions on 361 loans aggregating $160,230. Certain loan system parameters result in reversal of accrued interest when a payment is extended. This along with refinancing activity and rate reductions for competitive purposes negatively affected the yield on loans.

The yield on taxable securities decreased 65 basis points when the three month period ended September 30, 2020 is compared with the three month period ended September 30, 2019, and decreased 23 basis points when the nine month period ended September 30, 2020 is compared with the same period ended September 30, 2019. The yield on nontaxable securities decreased 59 basis points when the three month periods ended September 30, 2020 and September 30, 2019 are compared and decreased 26 basis points when the nine month periods ended September 30, 2020 and September 30, 2019 are compared. The COVID-19 pandemic has exerted downward pressure on securities markets during 2020, at the same time that deposits have grown due to government assistance and depositor caution and loan demand has softened. Investing of new deposits and re-investment of called securities in new bonds has resulted in an increase in the securities portfolio but a decline in securities yields.

The Federal Reserve’s rate decreases allowed the company to reduce offering rates on interest-bearing demand deposits by 29 basis points when the three month period ended September 30, 2020 is compared with the same period ended September 30, 2019 and 28 basis points for the nine month period ended September 30, 2020 when compared with the same period ended September 30, 2019. The cost of savings deposits decreased 6 basis points when the three month periods ended September 30, 2020 and September 30, 2019 are compared and decreased 1 basis point when the nine month periods ended September 30, 2020 and September 30, 2019 are compared.

The cost of time deposits decreased 27 basis points when the three month periods ended September 30, 2020 and September 30, 2019 are compared and increased 20 basis points when the nine month periods ended September 30, 2020 and September 30, 2019 are compared. During the fourth quarter of 2018 and the first two quarters of 2019, the Company increased offering rates on 12-24month time deposits. This is reflected in the increased cost when the nine month periods are compared. The three month period ended September 30, 2020 benefitted as the higher-rate instruments began to mature and were replaced with lower rate deposits. The Company’s yield on earning assets and cost of funds are largely dependent on the interest rate environment.

Provision and Allowance for Loan Losses

The calculation of the allowance for loan losses resulted in a provision for loan losses of $154 for the three months ended September 30, 2020 and $95 for the three months ended September 30, 2019. The provision for loan losses was $1,985 for the nine month period ended September 30, 2020, compared with $350 for the same period ended September 30, 2019. The provision for loan losses is the result of a detailed analysis to estimate an adequate allowance for loan losses. The ratio of the allowance for loan losses to total loans at September 30, 2020 was 1.05%, compared with 0.94% at December 31, 2019 and 1.01% at September 30, 2019. When the SBA PPP loans, which are government guaranteed and carry no credit risk, are excluded from the calculation, the allowance ratio increases to 1.13% for the period ended September 30, 2020. The annualized net charge-off ratio was 0.02% for the three months ended September 30, 2020, 0.07% for the nine months ended September 30, 2020, 0.09% for the nine months ended September 30, 2019 and 0.09% for the year ended December 31, 2019. See “Asset Quality” for additional information.

Noninterest Income

	Three Months Ended
	September 30, 2020	September 30, 2019	Percent Change
Service charges on deposits	$471	$643	(26.75)%
Other service charges and fees	37	46	(19.57)%
Credit and debit card fees	339	350	(3.14)%
Trust fees	423	440	(3.86)%
BOLI income	219	230	(4.78)%
Other income	423	227	86.34%
Realized securities gain, net	14	162	(91.36)%

	Nine Months Ended
	September 30, 2020	September 30, 2019	Percent Change
Service charges on deposits	$1,430	$1,840	(22.28)%
Other service charges and fees	113	149	(24.16)%
Credit and debit card fees	1,031	1,015	1.58%
Trust fees	1,244	1,208	2.98%
BOLI income	659	681	(3.23)%
Other income	1,233	1,368	(9.87)%
Realized securities gain, net	96	182	(47.25)%

Service charges on deposit accounts decreased 26.75% and 22.28% for the three and nine month periods ended September 30, 2020 when compared with the same periods ended September 30, 2019, primarily due to a decline in NSF and overdraft fee income. Since the COVID-19 pandemic began, the Company has observed increased vigilance and caution in deposit customer activity to avoid overdrafts and other fees. Other service charges and fees decreased 19.57% and 24.16% for the three and nine month periods ended September 30, 2020 compared with the same periods ended September 30, 2019. Other service charges include charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees for letters of credit and the income earned from commissions on the sale of credit life, accident and health insurance. Decreased volume in letters of credit accounted for most of the decrease in fee income.

Credit and debit card fees are presented net of interchange expense. Credit and debit card fees decreased $9 when the three month period ended September 30, 2020 is compared with the three month period ended September 30, 2019, and increased $16 when the 9 month period ended September 30, 2020 is compared with the nine month period ended September 30, 2019. Credit and debit card fees are based on volume and other factors.

Income from trust fees decreased $17 for the three month period ended September 30, 2020 when compared with the three month period ended September 30, 2019 and increased $36 when the nine month period ended September 30, 2020 is compared with the same period ended September 30, 2019. Trust income varies depending on the total assets held in trust accounts, the type of accounts under management and financial market conditions.

BOLI income decreased $11 and $22 when the three and nine month periods ended September 30, 2020 and September 30, 2019 are compared.

Other income includes fees on the sale of secondary-market mortgages, net gains from the sale of fixed assets, revenue from investment and insurance sales and other miscellaneous components. These areas fluctuate with market conditions and competitive factors. Other income increased $196 for the three month period ended September 30, 2020 when compared with the same period ended September 30, 2019 and decreased $135 for the nine month period ended September 30, 2020 when compared with the same period ended September 30, 2019. During the first quarter of 2019, the Company recovered $538 on a previously recognized insurance loss.

The Company realized a net gain on the call and sale of securities of $14 and $96 during the three and nine month periods ended September 30, 2020 compared with $162 and $182 during the three and nine month periods ended September 30, 2019. Net realized securities gains and losses are market driven.

Noninterest Expense

	Three Months Ended
	September 30, 2020	September 30, 2019	Percent Change
Salaries and employee benefits	$3,211	$3,540	(9.29)%
Occupancy, furniture and fixtures	452	468	(3.42)%
Data processing and ATM	799	823	(2.92)%
FDIC assessment	87	---	100.00%
Net cost of other real estate owned	18	17	5.88%
Franchise taxes	331	343	(3.50)%
Other operating expenses	1,222	1,195	2.26%

	Nine Months Ended
	September 30, 2020	September 30, 2019	Percent Change
Salaries and employee benefits	$10,882	$11,163	(2.52)%
Occupancy, furniture and fixtures	1,360	1,410	(3.55)%
Data processing and ATM	2,396	2,363	1.40%
FDIC assessment	127	167	(23.95)%
Net cost of other real estate owned	36	45	(20.00)%
Franchise taxes	1,009	990	1.92%
Other operating expenses	2,854	3,166	(9.85)%

Total noninterest expense decreased $266 or 4.17% when the three month periods ended September 30, 2020 and September 30, 2019 are compared, and decreased $640 or 3.32% when the nine month period ended September 30, 2020 is compared with the same period of 2019.

Salaries and employee benefits decreased $329 when the three month period ended September 30, 2020 and September 30, 2019 are compared and decreased $281 when the nine month period ended September 30, 2020 is compared with the same period in 2019. This expense category includes employee salaries, payroll taxes, insurance and fringe benefits, ESOP contribution accruals, the service component of net periodic pension cost, and salary continuation expenses.

Occupancy, furniture and fixtures expense decreased $16 and $50 when the three and nine month periods ended September 30, 2020 are compared with the same periods ended September 30, 2019.

Data processing and ATM expense decreased $24 when the three month periods ending September 30, 2020 and September 30, 2019 are compared and increased $33 when the nine month period ended September 30, 2020 is compared with the same period in 2019, due to infrastructure upgrades.

Federal Deposit Insurance (“FDIC”) assessment expense increased $87 when the three month period ending September 30, 2020 is compared to three month period ending September 30, 2019 and decreased $40 when the nine month period ended September 30, 2020 is compared with the same period of 2019. The FDIC assessment is accrued based on a method provided by the FDIC. The calculation is based on average assets divided by average tangible equity and incorporates risk-based factors to determine the amount of the assessment. During the third quarter of 2019, the FDIC notified the Bank that it was eligible to use small bank assessment credits. The credits fully offset the Bank’s September 30, 2019, December 31, 2019 and March 31, 2020 assessment payments, and partially offset the June 30, 2020 assessment.

Net costs of OREO increased $1 when the three month period ending September 30, 2020 is compared to three month period ending September 30, 2019 and decreased $9 when the nine month period ended September 30, 2020 is compared with the same period in 2019. The cost of OREO includes maintenance costs as well as valuation write-downs and gains and losses on the sale of properties. The expense varies with the number of properties, the maintenance required and changes in the real estate market. OREO properties are accounted for at fair value less cost to sell upon foreclosure and are thereafter periodically appraised to determine market value. Declines in market value are recognized through valuation expense.

Franchise tax expense decreased $12 when the three month periods ended September 30, 2020 and September 30, 2019 are compared. Franchise tax expense increased $19 when the nine month periods ended September 30, 2020 and September 30, 2019 are compared. Franchise tax is primarily based on capital levels of the subsidiary bank.

The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs, postage, charitable donations, losses and other expenses. Other operating expense increased $27 when the three month period ending September 30, 2020 is compared to three month period ending September 30, 2019 and decreased $312 when the nine month period ended September 30, 2020 is compared with the same period ended September 30, 2019. The decrease in other operating expense stemmed primarily from a lower non-service pension cost and cost control measures.

Cybersecurity Risks and Incidents

      The Company treats cybersecurity risk seriously. The Company has a program to identify, mitigate and manage its cybersecurity risks.  The program includes penetration testing and vulnerability assessment, technological defenses such as antivirus software, patch management, firewall management, email and web protections, an intrusion prevention system, a cybersecurity insurance policy which covers some but not all losses arising from cybersecurity breaches, as well as ongoing employee training.  The costs of these measures were $95 for the three months ended September 30, 2020 and $95 for the three months ended September 30, 2019. For the nine months ended September 30, 2020 and September 30, 2019, the expense was $283 and $268, respectively. These costs are included in various categories of noninterest expense.

As disclosed in the Company’s Form 10-K for the year ended December 31, 2019, the Company experienced two intrusions to its digital systems, one in May 2016 and one in January 2017. The Company retained two nationally recognized firms to investigate and remediate the intrusions and has adopted and implemented all of the recommendations provided through the investigations. The financial impact of the attacks include the amount of the theft, as well as costs of investigation, remediation and litigation the Company pursued against the insurance carrier. Costs for legal consultation totaled $12 for the three months ended September 30, 2019 and $157 for the nine months ended September 30, 2019. The litigation was settled during 2019, subject to a non-disclosure agreement.  There has been no litigation against the Company to date associated with the breaches.

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

Income Tax

Income tax expense was $772 for the three months ended September 30, 2020 and $788 for the same period of 2019. For the nine months ended September 30, 2020 and 2019, income tax expense was $2,060 and $2,247 respectively. The Company’s federal statutory tax rate is 21%. The Company’s effective tax rate was 15.63% and 15.62% for the three and nine month periods ended September 30, 2020, compared with 15.63% and 15.04% for the three and nine month periods ended September 30, 2019.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	September 30, 2020	December 31, 2019	Percent Change
Interest-bearing deposits	$74,296	$74,527	(0.31)%
Securities available for sale and restricted stock	461,277	394,356	16.97%
Loans, net	757,094	711,851	6.36%
Total assets	1,378,921	1,255,934	9.79%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$238,617	$200,970	18.73%
Interest-bearing demand deposits	652,869	601,884	8.47%
Savings deposits	155,542	142,985	8.78%
Time deposits	118,611	116,844	1.51%
Stockholders’ equity	193,920	176,906	9.62%

Securities

Securities available for sale are measured at fair value on a recurring basis. Market conditions at September 30, 2020 are reflected in the presentation of securities available for sale. While we do not expect significant changes in future judgements or methodologies used to determine the fair value of the securities portfolio, market volatility associated with the COVID-19 pandemic, or any future national or global concern, will impact the value of securities. Management regularly monitors the quality of the securities portfolio and closely follows the uncertainty in the economy and the volatility of financial markets.  The value of individual securities will be written down if the decline in fair value is considered to be other than temporary based upon the totality of circumstances. See Note 4: Securities for additional information.

Loans

	September 30, 2020	December 31, 2019	Percent Change
Real estate construction loans	$36,994	$42,303	(12.55)%
Consumer real estate loans	178,546	181,472	(1.61)%
Commercial real estate loans	393,704	365,373	7.75%
Commercial non real estate loans	100,906	46,576	116.65%
Public sector and IDA	59,035	63,764	(7.42)%
Consumer non real estate	33,614	34,539	(2.68)%
Less: unearned income and deferred fees and costs	(2,145)	(576)	272.40%
Loans, net of unearned income and deferred fees and costs	$800,654	$733,451	9.16%

The Company’s loans, net of unearned income and deferred fees and costs increased $67,203 or 9.16% from $733,451 at December 31, 2019 to $800,654 at September 30, 2020. Most categories experienced normal business fluctuation, however commercial non real estate loan growth benefited from PPP lending of $58,026 on a gross basis.

Loan demand has softened due to record unemployment and decreased global, national and local economic activity, as well as hiring freezes at universities within the Company’s market area, all stemming from the COVID-19 pandemic.

Deposits

	September 30, 2020	December 31, 2019	Percent Change
Noninterest-bearing demand deposits	$270,237	$201,866	33.87%
Interest-bearing demand deposits	676,162	643,482	5.08%
Saving deposits	164,175	146,377	12.16%
Time deposits	103,008	128,028	(19.54)%
Total deposits	$1,213,582	$1,119,753	8.38%

Total deposits increased $93,829 or 8.38% from $1,119,753 at December 31, 2019 to $1,213,582 at September 30, 2020. Increases in noninterest-bearing demand, interest-bearing deposits, and savings deposits totaled $118,849 when September 30, 2020 is compared with December 31, 2019. These increases were offset by a decrease in time deposits of $25,020 when September 30, 2020 is compared with December 31, 2019. The Company decreased its offering rates during the first nine months of 2020. Deposits do not include any brokered deposits.

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse liquidity sources, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and FHLB advances. At September 30, 2020, the Bank did not have discount window borrowings, short-term borrowings, or FHLB advances.  To assure that short-term borrowing is readily available, the Company tests accessibility annually.

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

Regulatory capital levels at the subsidiary bank determine the Bank’s ability to use purchased deposits and the Federal Reserve discount window. At September 30, 2020, the Bank is considered well capitalized and does not have any restrictions on purchased deposits or borrowing ability at the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments, loan growth and share repurchase activity within the Company’s own stock. At September 30, 2020, the Company’s liquidity is sufficient to meet projected trends in these areas.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At September 30, 2020, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At September 30, 2020, the loan to deposit ratio was 65.97%. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

The Company’s liquidity position was strong prior to the COVID-19 pandemic and has increased due to an influx of customer deposits partially fueled by government transfer payments and softened loan demand. The Company is closely monitoring customer deposit trends due to uncertainty surrounding future depositor behavior. In response to the pandemic, the Federal Reserve and the FHLB have increased their credit offerings in order to support member banks. Further, $8,732 in securities will mature within one year or less, and up to $37,263 may be called. The Company is closely monitoring liquidity as the impact of the pandemic evolves.

Capital Resources

Total stockholders’ equity at September 30, 2020 was $202,194, an increase of $18,468 or 10.05%, from the $183,726 at December 31, 2019. On June 1, 2020, the Company’s Board of Directors authorized a 1,000,000 share repurchase program. The program does not require any specific number of share repurchases and expires May 31, 2021. No shares were repurchased during the nine months ending September 30, 2020. During March 2019, the Company repurchased 452,400 shares under the 2018-2019 program and in August 2019, repurchased 16,000 shares under the 2019-2020 program. The repurchases reduced shareholders equity by $18,525 in 2019.

The Company’s subsidiary bank is subject to various capital requirements administered by banking agencies. Risk based capital ratios for the Bank are shown in the following tables.

	NBB	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservation Buffer
Common Equity Tier I Capital Ratio	20.52%	4.50%	7.00%
Tier I Capital Ratio	20.52%	6.00%	8.50%
Total Capital Ratio	21.44%	8.00%	10.50%
Leverage Ratio	13.31%	4.00%	4.00%

Risk-based capital ratios are calculated in compliance with FDIC rules based on Basel III capital requirements. Banks are subject to an additional capital conservation buffer in order to make capital distributions or discretionary bonus payments. The Bank’s ratios are well above the required minimums and the capital conservation buffer at September 30, 2020.

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

Historically, the aggregate approved amount of letters and lines of credit has not been drawn at any one time. The Company has developed plans to meet a sudden and substantial funding demand. These plans include accessing a line of credit with a correspondent bank, borrowing from the FHLB, selling available for sale investments or loans and raising additional deposits.

The Company sells mortgages on the secondary market. Our agreements with the purchasers provide for strict underwriting and documentation requirements. Violation of the representations and warranties of the agreement would entitle the purchaser to recourse provisions. The Company has determined that its risk in this area is not significant because of a low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of September 30, 2020. To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit.

There were no material changes in off-balance sheet arrangements during the nine months ended September 30, 2020, except for normal seasonal fluctuations in the total of mortgage loan commitments.

Contractual Obligations

The Company had no finance lease or purchase obligations and no long-term debt at September 30, 2020.

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

Item 4. Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2020 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
+101

The following materials from National Bankshares, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2020 are formatted in iXBRL (Inline Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets at September 30, 2020 and December 31, 2019; (ii) Consolidated Statements of Income for the three and nine month periods ended September 30, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2020 and 2019; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements.

Filed herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

Date: November 6, 2020	/s/ F. Brad Denardo
F. Brad Denardo Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2020	/s/ David K. Skeens
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)