Form 10-K
period 2020-12-31
NATIONAL BANKSHARES INC
filed 2021-03-18
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2020
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________.

Commission File Number: 0-15204

NATIONAL BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1375874 (I.R.S. Employer Identification No.)

101 Hubbard Street

Blacksburg, Virginia 24062-9002

(Address of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant on June 30, 2020 (the last business day of the most recently completed second fiscal quarter) was approximately $185,601,816. As of March 8, 2021, the registrant had 6,388,120 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which incorporated
National Bankshares, Inc. Proxy Statement for the 2021 Annual Meeting of Stockholders	Part III

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

The National Bank of Blacksburg

The National Bank of Blacksburg, which does business as National Bank, was originally chartered in 1891 as the Bank of Blacksburg. Its state charter was converted to a national charter in 1922 and it became the National Bank of Blacksburg. In 2004, NBB purchased Community National Bank of Pulaski, Virginia. In 2006, Bank of Tazewell County, a Virginia bank which since 1996 was a wholly-owned subsidiary of NBI, was merged with and into NBB.

NBB is community-oriented and offers a full range of retail and commercial banking services to individuals, businesses, non-profits and local governments from its headquarters in Blacksburg, Virginia and its 24 branch offices throughout southwest Virginia and one loan production office in Roanoke Virginia. NBB has telephone, mobile and internet banking and it operates 24 automated teller machines ("ATMs") in its service area.

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

Commercial Non Real Estate Loans. Commercial and agricultural loans primarily finance equipment acquisition, expansion, working capital, and other general business purposes. Because these loans have a higher degree of risk, the Bank generally obtains collateral such as inventory, accounts receivables or equipment and personal guarantees from the borrowing entity’s principal owners. The Bank’s policy limits lending up to 60% of the appraised value for inventory, up to 90% of the lower of cost of market value of equipment and up to 70% for accounts receivables less than 90 days old. Credit decisions are based upon an assessment of the financial capacity of the applicant, including the primary borrower’s ability to repay within proposed terms, a risk assessment, financial strength of guarantors and adequacy of collateral. Credit agency reports of individual owners’ credit history supplement the analysis.

Commercial Real Estate Loans. Commercial mortgages and construction loans are offered to investors, developers and builders primarily within the Bank’s market area in southwest Virginia. These loans generally are secured by first mortgages on real estate. The loan amount is generally limited to 80% of the lower of cost or appraised value and is individually determined based on the property type, quality, location and financial strength of any guarantors. Commercial properties financed include retail centers, office space, hotels and motels, apartments, and industrial properties.

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

Real Estate Construction Loans. Construction loans are underwritten against projected cash flows from rental income, business and/or personal income from an owner-occupant or the sale of the property to an end-user. Associated risks may be mitigated by requiring fixed-price construction contracts, performance and payment bonding, controlled disbursements, and pre-sale contracts or pre-lease agreements.

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

Consumer Non Real Estate Loans. Consumer loans include loans secured by automobiles, loans to consumers secured by other non-real estate collateral and loans to consumers that are unsecured. Automobile loans include loans secured by new or used automobiles. We originate automobile loans on a direct basis. During 2018 and years prior, automobile loans were also originated on an indirect basis through selected dealerships. This program was discontinued in 2019. We require borrowers to maintain collision insurance on automobiles securing consumer loans. Our procedures for underwriting consumer loans include an assessment of an applicant’s overall financial capacity, including credit history and the ability to meet existing obligations and payments on the proposed loan. An applicant’s creditworthiness is the primary consideration, and if the loan is secured by an automobile or other collateral, the underwriting process also includes a comparison of the value of the collateral security to the proposed loan amount.

SBA Paycheck Protection Program. In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law on March 27, 2020.  The CARES Act created the Small Business Administration ("SBA") Paycheck Protection Program ("PPP").  Under the PPP, money was authorized for small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities and interest on other debt.  The Company assisted customers in obtaining the loans during the application window between April and August 2020. As of December 31, 2020, the Company held $35,992 in PPP loans, net of deferred fees and costs. The Company is currently participating in the SBA lending window that opened in January 2021.

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

At December 31, 2020, NBB had total assets of $1,506,348 and total deposits of $1,298,294. NBB’s net income for 2020 was $16,668, which produced a return on average assets of 1.19% and a return on average equity of 8.62%. Refer to Note 11 of the Notes to Consolidated Financial Statements for NBB’s risk-based capital ratios.

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

Operating Revenue

The following table displays components that contributed 15% or more of the Company’s total operating revenue for the years ended December 31, 2020, 2019 and 2018.

Period	Class of Service	Percentage of Total Revenues
December 31, 2020	Interest and Fees on Loans	66.45%
	Interest on Investments	17.73%
	Noninterest Income	15.29%
December 31, 2019	Interest and Fees on Loans	62.79%
	Interest on Investments	18.09%
	Noninterest Income	16.30%
December 31, 2018	Interest and Fees on Loans	61.49%
	Interest on Investments	22.02%
	Noninterest Income	15.17%

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

In addition to education, the market area has a diverse economic base with manufacturing, agriculture, tourism, healthcare, retail and service industries. Large manufacturing facilities in the region include Celanese Acetate, the largest employer in Giles County, and Volvo Heavy Trucks, the largest company in Pulaski County. Both of these companies have experienced cycles of hiring and layoffs within the past several years. Tazewell County is largely dependent on the coal mining industry and on agriculture for its economic base. Coal production has declined significantly in recent years and suffered from increased regulations. Montgomery County, Bluefield in Tazewell County and Abingdon in Washington County are regional retail centers and have facilities to provide basic health care for the region.

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

One of the Company’s top priorities is the health and safety of our customers and employees and to that end, the Company implemented certain protective measures.  Where possible the Company allowed certain employees to work remotely and rearranged work environments for other employees to promote appropriate social distancing. On March 20, 2020, the Company shifted to serving customers primarily through digital channels, drive-thrus and ATMs and closed the lobbies of the Company’s 25 branches. We continue to serve customers in person by appointment and continue to monitor the situation to determine when we may safely reopen our lobbies. Current analysis of transactions has not shown a decline compared with pre-pandemic operations.  Controls over cash and physical assets have remained in place and internal controls over financial reporting and disclosure have been appropriately maintained.

The Company also considered the impact of the pandemic on critical estimates, including the allowance for loan losses, valuation of goodwill, valuation of other real estate owned (“OREO”), other-than-temporary impairment of securities and pension obligations, as well as lease right of use assets. The impact to the allowance for loan losses is discussed under the “Asset Quality” section.  Analysis as of December 31, 2020 did not indicate declines in the valuation of OREO, other-than-temporary impairment of securities, pension obligations or lease right-of-use assets.  The Company will continue to monitor the values as the effects of the pandemic unfold.

The COVID-19 pandemic has caused significant stock market volatility which adversely impacted the Company’s stock price. As a result of this volatility and impact on the market, management determined that a triggering event occurred. Management performed an interim quantitative goodwill impairment analysis as of March 31, 2020 and June 30, 2020 and contracted a third party expert to perform a quantitative goodwill impairment analysis as of September 30, 2020 during the fourth quarter 2020. The analysis did not find impairment of goodwill.

The Company is also monitoring increased threats of fraud, including schemes against employees new to remote working arrangements, fraud related to state unemployment insurance and COVID-19 related scams against customers.

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

Cybersecurity

As a financial institution, NBI is subject to cybersecurity risks.  Cybersecurity risks have expanded with the pandemic as fraudsters seek to take advantage of customer concerns and changes to work environment.  The Company has not suffered any losses or breaches due to the pandemic.  In prior years, the Company suffered two cybersecurity incidents.  To manage and mitigate cybersecurity risk, the Company limits certain transactions and interactions with customers.  The Company does not offer online account openings or loan originations, limits the dollar amount of online banking transfers to other banks, does not permit customers to submit address changes or wire requests through online banking, requires a special vetting process for commercial customers who wish to originate ACH transfers, and limits certain functionalities of mobile banking.  The Company also requires assurances from key vendors regarding their cybersecurity.  While these measures reduce the likelihood and scope of the risk of further cybersecurity breaches, in light of the evolving sophistication of system intruders, the risk of such breaches continues to exist.  We maintain insurance for these risks but insurance policies are subject to exceptions, exclusions and terms whose applications have not been widely interpreted in litigation.  Accordingly, insurance can provide less than complete protection against the losses that result from cybersecurity breaches and pursuing recovery from insurers can result in significant expense.  In addition, some risks such as reputational damage and loss of customer goodwill, which can result from cybersecurity breaches cannot be insured against.

Organization and Employment

NBI, NBB and NBFS are organized in a holding company/subsidiary structure. At December 31, 2020, NBB had 226 full time equivalent employees and NBFS had 3 full time equivalent employees. NBB performs services and charges commensurate fees to NBI and NBFS.

Regulation, Supervision and Government Policy

NBI and NBB are subject to state and federal banking laws and regulations that provide for general regulatory oversight of all aspects of their operations. As a result of substantial regulatory burdens on banking, financial institutions like NBI and NBB are at a disadvantage to other competitors who are not as highly regulated, and NBI and NBB’s costs of doing business are accordingly higher. Legislative efforts to prevent a repeat of the 2008 financial crisis culminated in the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). This legislation, together with existing and planned regulations, dramatically increased the regulatory burden on commercial banks. The burden falls disproportionately on community banks like NBB, which must devote a higher proportion of their human and other resources to compliance than do their larger competitors. The financial crisis also heightened the examination focus by banking regulators, particularly on Bank Secrecy Act, real estate-related assets and commercial loans. However, with the passage of the Economic Growth, Regulatory Reform and Consumer Protection Act (“EGRRCPA”) in 2018, a number of regulatory requirements for smaller financial institutions like the Company were reduced or eliminated (see below). The following is a brief summary of certain laws, rules and regulations that affect NBI and NBB.

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

The Economic Growth, Regulatory Reform and Consumer Protection Act of 2018. In May 2018 the EGRRCPA amended provisions of the Dodd-Frank Act and other statutes administered by banking regulators. Among these amendments are provisions to tailor applicability of certain of the enhanced prudential standards for Systemically Important Financial Institutions (“SIFI’s”) and to increase the $50 billion asset threshold in two stages to $250 billion to which these enhanced standards apply. The EGRRCPA exempts insured depository institutions (and their parent companies) with less than $10 billion in consolidated assets and that meet certain tests from the Volker Rule (which prohibits banks from conducting certain investment activities with their own accounts). As discussed below, pursuant to EGRRCPA, regulators finalized an optional, simplified measure of capital adequacy, which is commonly known as the “community bank leverage ratio” (“CBLR”) framework, for qualifying financial institutions with less than $10 billion in consolidated assets. If the financial institution maintains its tangible equity above the CBLR it will be deemed in compliance with the various regulatory capital requirements currently in effect. The EGRRCPA also increased the asset threshold from $1 billion to $3 billion for financial institutions to qualify for an 18 month on site examination schedule. The EGRRCPA changes numerous other regulatory requirements based on the size and complexity of financial institutions, particularly benefiting smaller institutions like the Company.

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

On June 5, 2020, the OCC published a final rule, effective October 1, 2020, to modernize the agency’s regulations under the CRA. The rule (i) clarifies which activities qualify for CRA credit and (ii) requires banks to identify an additional assessment area based on where they receive a significant portion of their domestic retail products, thus creating two assessment areas: a deposit-based assessment area and a facility-based assessment area. Further, on November 24, 2020, the OCC issued a proposed rule to establish the agency’s proposed approach to determine the CRA evaluation measure benchmarks, retail lending distribution test thresholds, and community development minimums under the general performance standards set forth in the June, 2020 final rule.  The Company is evaluating what impact this new rule will have on its operations.

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

Deposit Insurance. NBB has deposits that are insured by the FDIC. The FDIC maintains a Deposit Insurance Fund (“DIF”) that is funded by risk-based insurance premium assessments on insured depository institutions. Assessments are determined based upon several factors, including the level of regulatory capital and the results of regulatory examinations. The FDIC may adjust assessments if the insured institution’s risk profile changes or if the size of the DIF declines in relation to the total amount of insured deposits. Beginning April 1, 2011, an institution’s assessment base became consolidated total assets less its average tangible equity as defined by the FDIC. The FDIC has authority to impose (and has imposed as a result of the 2008 financial crisis) special measures to boost the deposit insurance fund such as prepayments of assessments and additional special assessments.

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

Risk-weighted assets are assets on the balance sheet as well as certain off-balance sheet items, such as standby letters of credit, to which weights between 0% and 1250% are applied, according to the risk of the asset type. Common Equity Tier 1 Capital (“CET1”) is capital according to the balance sheet, adjusted for goodwill and intangible assets and other prescribed adjustments. At NBB’s election, CET1 is also adjusted to exclude accumulated other comprehensive income. Tier 1 Capital is CET1 adjusted for additional capital deductions. Total Capital is Tier 1 Capital increased for the allowance for loan losses and adjusted for other items. The Leverage Ratio is the ratio of Tier 1 Capital to total average assets, less goodwill and intangibles and certain deferred tax assets. As of December 31, 2020, NBB’s capital ratios exceeded the above minimum ratios including the capital conservation buffer.

NBB is also subject to the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act of 1950, which were revised, effective as of January 1, 2015, to incorporate a CET1 ratio and to increase certain other capital ratios. To be classified as well capitalized under the revised regulations, NBB must have the following minimum capital ratios: (i) a CET1 ratio of at least 6.5%; (ii) a Tier 1 Capital to Risk Weighted Assets ratio of at least 8.0%; (iii) a Total Capital to Risk Weighted Assets ratio of at least 10.0%; and (iv) a Leverage Ratio of at least 5.0%. NBB exceeded the thresholds to be considered well capitalized as of December 31, 2020.

Pursuant to the EGRRCPA, regulators have provided for an optional, simplified measure of capital adequacy, the CBLR framework, for qualifying community banking organizations with consolidated assets of less than $10 billion.  Banks that qualify, including NBB, may opt in to the CBLR framework beginning January 1, 2020 or any time thereafter.  The CBLR framework eliminates the requirement to comply with capital ratios disclosed above and, instead, requires the disclosure of a single leverage ratio, with a minimum requirement of 9%.  These CBLR rules were modified in response to the COVID-19 pandemic.  See “Coronavirus Aid, Relief, and Economic Security Act and Consolidated Appropriations Act, 2021” below. The Bank has not opted in to the CBLR framework at this time.

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

Anti-Money Laundering Laws and Regulations.  The Company is subject to several federal laws that are designed to combat money laundering, terrorist financing, and transactions with persons, companies or foreign governments designated by U.S. authorities (“AML laws”). This category of laws includes the Bank Secrecy Act of 1970, the Money Laundering Control Act of 1986, the USA PATRIOT Act of 2001, and the Anti-Money Laundering Act of 2020.

The AML laws and their implementing regulations require insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing. The AML laws and their regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants. To comply with these obligations, the Company has implemented appropriate internal practices, procedures, and controls.

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. As of December 31, 2020, the Company had not been made aware of any instances of non-compliance with the final guidance.

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

In December 2020, the federal banking agencies issued a notice of proposed rulemaking that would require banking organizations to notify their primary regulator within 36 hours of becoming aware of a “computer-security incident” or a “notification incident.” The proposed rule also would require specific and immediate notifications by bank service providers that become aware of similar incidents.

The Company’s systems and those of its customers and third-party service providers are under constant threat. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by the Company and its customers.

Coronavirus Aid, Relief, and Economic Security Act and Consolidated Appropriations Act, 2021.  In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020 and the Consolidated Appropriations Act, 2021 (“Appropriations Act”) was signed into law on December 27, 2020.  Among other things, the CARES Act and Appropriations Act include the following provisions impacting financial institutions:

●

Community Bank Leverage Ratio.  The CARES Act directed federal banking agencies to adopt interim final rules to lower the threshold under the CBLR from 9% to 8% and to provide a reasonable grace period for a community bank that falls below the threshold to regain compliance, in each case until the earlier of the termination date of the national emergency or December 31, 2020.  In April 2020, the federal bank regulatory agencies issued two interim final rules implementing this directive.  One interim final rule provides that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework.  It also establishes a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater.  The second interim final rule provides a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement.  It establishes a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement.

●

Temporary Troubled Debt Restructurings Relief.  The CARES Act allowed banks to elect to suspend requirements under U.S. generally accepted accounting principles (“GAAP”) for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a troubled debt restructuring (“TDR”), including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2020.  Federal banking agencies are required to defer to the determination of the banks making such suspension.  The Appropriations Act extended this temporary relief until the earlier of 60 days after the termination date of the national emergency or January 1, 2022.

●

Small Business Administration Paycheck Protection Program.  The CARES Act created the SBA’s PPP and it was extended by the Appropriations Act.  Under the PPP, money was authorized for small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt.  The loans are provided through participating financial institutions, such as the Bank, that process loan applications and service the loans.

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

Company Website

NBI maintains a website at www.nationalbankshares.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available on its website as soon as is practical after the material is electronically filed with the Securities and Exchange Commission (“SEC”). The Company’s proxy materials for the 2020 annual meeting of stockholders are also posted on a separate website at www.investorvote.com/NKSH.  Access through the Company’s websites to the Company’s filings is free of charge. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy, and information statements, and other information the Company files electronically with the SEC.

Executive Officers of the Company

The following is a list of names and ages of all executive officers of the Company; their terms of office as officers; the positions and offices within the Company held by each officer; and each person’s principal occupation or employment during the past five years.

Name	Age	Offices and Positions Held	Year Elected an Officer/Director
F. Brad Denardo	68	National Bankshares, Inc.: Chairman, President and Chief Executive Officer (“CEO”), May 2019 to Present; President and CEO, September 2017 – May 2019; Executive Vice President, April 2008 – August 2017. The National Bank of Blacksburg: Chairman, September 2017 to Present; President & CEO, July 2014 to Present; Executive Vice President/Chief Operating Officer, October 2002 – July 2014. National Bankshares Financial Services, Inc.: Chairman, President and CEO of National Bankshares Financial Services, Inc., September 2017 to Present; Treasurer, June 2011 to Present.	1989
David K. Skeens	54	National Bankshares, Inc.: Treasurer and Chief Financial Officer (“CFO”), January 2009 to Present. The National Bank of Blacksburg: Senior Vice President/Operations & Risk Management & CFO, January 2009 to Present; Senior Vice President/Operations & Risk Management, February 2008 – January 2009; Vice President/Operations & Risk Management, April 2004- February 2008.	2009
Lara E. Ramsey	52	National Bankshares, Inc.: Corporate Secretary, June 2016 to Present. The National Bank of Blacksburg: Senior Vice President/Administration, January 2018 to Present. National Bankshares, Inc.: Senior Vice President/Administration, June 2011 – December 2017. National Bankshares, Inc.: Vice President/Human Resources, January 2001 – June 2011.	2016
Paul M. Mylum	54	The National Bank of Blacksburg: Executive Vice President/Chief Lending Officer, November 2019 to Present The National Bank of Blacksburg: Senior Vice President/Chief Lending Officer, August 2016 – November 2019. The National Bank of Blacksburg: Senior Vice President/Loans, August 2012—August 2016.	2012
Rebecca M. Melton	50	The National Bank of Blacksburg: Senior Vice President/Chief Credit Officer, November 2018 to Present. Skyline National Bank: Chief Risk Officer, July 2016 – November 2018. Skyline National Bank: Chief Credit Officer, June 2011 – July 2016	2018

Item 1A. Risk Factors

CREDIT RISK

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

In accordance with GAAP, an allowance for loan losses is maintained to provide for probable loan losses. The allowance for loan losses may not be adequate to cover actual credit losses, and future provisions for credit losses could materially and adversely affect operating results.  The allowance for loan losses is based on prior experience as well as an evaluation of risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating, and other outside forces and conditions, including changes in interest rates, all of which are beyond the Company’s control; and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the Company’s loans and allowance for loan losses.  The Company also outsources independent loan review.  While management believes that the allowance for loan losses is adequate to cover current probable losses, it cannot make assurances that it will not further increase the allowance for loan losses or that regulators will not require it to increase this allowance. Either occurrence could adversely affect earnings.

The allowance for loan losses requires management to make significant estimates that affect the consolidated financial statements. Due to the inherent nature of this estimate, management cannot provide assurance that it will not significantly increase the allowance for loan losses, which could materially and adversely affect earnings.

A decline in the condition of the local real estate market could negatively affect our business.

The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, residential mortgages, home equity loans and lines of credit, consumer and other loans. Many of these loans are secured by real estate (both residential and commercial). As of December 31, 2020, 80% of all loans were secured by mortgages on real property.  Substantially all of the Company’s real property collateral is located in its market area. If there is a decline in real estate values, especially in the Company’s market area, the collateral for loans would deteriorate and provide significantly less security to the Company.  In the event the Company forecloses on a loan that is collateralized with property having reduced market value, the Company may suffer a recovery loss.

The Bank has a moderate concentration of credit exposure in commercial real estate, and loans with this type of collateral are viewed as having more risk of default.

As of December 31, 2020, the Bank had approximately $393,115 in loans secured by commercial real estate, representing approximately 51% of total loans outstanding at that date. The real estate consists primarily of non-owner-operated properties and other commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. It may be more difficult for commercial real estate borrowers to repay their loans in a timely manner, as commercial real estate borrowers’ abilities to repay their loans frequently depends on the successful rental of their properties. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because the Bank’s loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in the percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on the Company’s financial condition.

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

Our loan portfolio’s credit risk and the risk of loan losses may increase if the economic conditions brought about by the pandemic extends beyond the pandemic.

The COVID-19 pandemic has resulted in massive job losses and elevated unemployment as well as depressed business activity.  If these conditions continue beyond the pandemic, they will likely to lead to a higher rate of business closures and increased job losses in the region in which we do business. In addition, reduced state funding for the public colleges and universities that are large employers in our market area could have an adverse effect on employment levels and on the area’s economy. These factors would increase the likelihood that more of our customers would become delinquent or default on their loans. A higher level of loan defaults could result in higher loan losses, which could adversely affect our results of operations and financial condition.

The risk of loss in our investment portfolio may increase if the economic conditions brought about by the pandemic extends beyond the pandemic, or if interest rates change rapidly.

The Company holds both corporate and municipal bonds in its investment portfolio. A prolonged economic downturn could increase the actual or perceived risk of default by both corporate and government issuers and, in either case, could adversely affect the value of these investments. In addition, the value of these investments could be adversely affected by a change in interest rates and related factors, including the pricing of securities.

MARKET RISK

If competition increases, our business could suffer.

The financial services industry is highly competitive, with a number of commercial banks, credit unions, insurance companies, stockbrokers, financial technology companies and other nonbank financial service providers seeking to do business with our customers. If there is additional competition from new business or if our existing competitors focus more attention on our market, we could lose customers and our business could suffer.

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

INTEREST RATE RISK

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

LIQUIDITY RISK

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

CYBERSECURITY RISK

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

Cybersecurity attacks may disarm and/or bypass system safeguards that are used by us and our vendors and service providers, and allow unauthorized access and misappropriation of financial data and assets.

As a financial institution, we are vulnerable to and the target of cybersecurity attacks that attempt to access our digital technology systems, disarm and/or bypass system safeguards, access customer data and ultimately increase the risk of economic and reputational loss.

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

The Company believes its cybersecurity risk management program reasonably addresses the risk from cybersecurity attacks.  However, it is not possible to fully eliminate exposure. We may experience human error or have unknown susceptibilities that allow our systems to become victim to a highly-sophisticated cyber-attack.  If hackers gain entry to our systems, they may disable other safeguards that limit loss, including limits on the number, amount and frequency of ATM withdrawals, as well as other loss-prevention or detection measures.

We also face risks related to cybersecurity attacks and security breaches in connection with the use, transmission and storage of sensitive information regarding us and our customers by various vendors and service providers. Some of these vendors and service providers have been the target of cybersecurity attacks or suffered security breaches, and because they use systems that we do not control or secure, future cyber-attacks or security breaches affecting any of these vendors and service providers could impact us through no fault of our own. In some cases, we may have exposure and suffer losses relating to these companies. Although we assess the security of our higher risk vendors and service providers, we cannot be sure that the information security protocols of all companies we do business with are sufficient to withstand cyber-attacks or other security breaches.

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

The Company has invested in insurance related to cybersecurity.  Insurance policies are necessary to protect the Company from major losses but may be written in such a way as to limit the protection from certain risks, including cyber risks.  If the insurance carrier denies coverage of losses the Company may litigate, resulting in additional legal expense.  Because of policy technicalities, litigation may not result in a favorable outcome for the Company.

OPERATIONAL RISK

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

The Company’s ability to operate profitably may be dependent on its ability to integrate or introduce various technologies into its operations.

The market for financial services, including banking and consumer finance services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, online banking and tele-banking. The Company’s ability to compete successfully in its market may depend on the extent to which it is able to exploit such technological changes. If the Company is not able to afford such technologies, properly or timely anticipate or implement such technologies, or effectively train its staff to use such technologies, its business, financial condition or results of operations could be adversely affected.

COMPLIANCE AND REGULATORY RISK

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

The authorities who promulgate accounting standards, including the Financial Accounting Standards Board (“FASB”), SEC, and other regulatory authorities, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes are difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of consolidated financial statements for prior periods. Such changes could also require the Company to incur additional personnel or technology costs. Notably, guidance issued in June 2016 requires a change in the calculation of credit reserves from using an incurred loss model to using the current expected credit losses model (“CECL”). During 2019, the standard’s effective date was delayed for the Company and other qualifying institutions until January 1, 2023. The Company formed a management committee to prepare for the new standard.  The committee implemented data collection measures, researched forecasting resources, studied applicable loss calculations and has begun running preliminary CECL models concurrent with the incurred loss model. The committee is currently analyzing the CECL disclosures of companies who adopted the standard effective January 1, 2020 for consideration in further refining its CECL calculations. To implement the standard, the Company will incur costs related to data collection and documentation, technology, training and increased audit expenses to validate the model. Implementation could significantly impact our required credit reserves.  Other impacts to capital levels, profit and loss and various financial metrics will also result.

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

LEGAL RISK

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

GENERAL RISK

Changes in funding for local universities could materially affect our business.

Two major employers in the Company’s market area are Virginia Tech and Radford University, both state-supported institutions. If federal or state support for public colleges and universities wanes, our business may be adversely affected from declines in university programs, capital projects, employment, enrollment, sporting and cultural events, and other related factors.

The impact to local universities from measures to reduce the spread of COVID-19 could materially affect our business.

                If conditions associated with the COVID-19 pandemic substantially reduce in-person attendance or university-associated events for more than a temporary period, our business may be adversely affected from declines in local economic activity that support student housing, hospitality and dining sectors.

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

Natural disasters, acts of war or terrorism, the impact of public health issues and other adverse external events could detrimentally affect our financial condition and results of operations.

Natural disasters, acts of war or terrorism, the impact of public health issues and other adverse external events could have a significant negative impact on our ability to conduct business or upon third parties who perform operational services for us or our customers.  Such events also could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in lost revenue or cause us to incur additional expenses.

Although the Company has business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.  In the event of a natural disaster, acts of war or terrorism, the impact of public health issues or other adverse external events, our business, services, asset quality, financial condition and results of operations could be adversely affected.

The effects of widespread public health emergencies may negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.

Widespread health emergencies, such as the current coronavirus outbreak, can disrupt our operations through their impact on our employees, customers and their businesses, and the communities in which we operate. Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, negatively impact regional economic conditions, result in a decline in local loan demand, loan originations and deposit availability and negatively impact the implementation of our growth strategy. Any one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

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

The COVID-19 outbreak has adversely impacted and is likely to continue to adversely impact the Company’s workforce and operations and the operations of the Company’s customers and business partners. In particular, the Company may experience adverse effects due to operational factors impacting the Company or its customers or business partners, including but not limited to:

•	decreased demand for the Company’s products and services due to economic uncertainty, volatile market conditions and temporary business closures;
•	credit losses resulting from financial stress experienced by the Company’s borrowers, especially those operating in industries most hard hit by government measures to contain the spread of the virus;
•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•	the allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect the Company’s net income;
•

operational failures, disruptions or inefficiencies due to changes in the Company’s normal business practices necessitated by its internal measures to protect the Company’s employees and government-mandated measures intended to slow the spread of the virus;

•	possible business disruptions experienced by vendors and business partners in carrying out work that supports the Company’s operations;
•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of the cash dividend paid to the Company’s shareholders;
•	any financial liability, credit losses, litigation costs or reputational damage resulting from the Company’s origination of loans under the SBA's PPP; and
•	heightened levels of cyber and payment fraud, as cyber criminals try to take advantage of the disruption and increased online activity brought about by the pandemic.

The extent to which the pandemic impacts the Company’s business, liquidity, financial condition and operations will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, its duration and severity, the actions to contain it or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. In addition, the rapidly changing and unprecedented nature of COVID-19 heightens the inherent uncertainty of forecasting future economic conditions and their impact on the Company’s loan portfolio, thereby increasing the risk that the assumptions, judgments and estimates used to determine the allowance for loan losses and other estimates are incorrect. Further, the Company’s program providing loan payment extensions and interest only periods could delay or make it difficult to identify the extent of asset quality deterioration during the period of relief. As a result of these and other conditions, the ultimate impact of the pandemic is highly uncertain and subject to change, and the Company cannot predict the full extent of the impacts on its business or operations, or the local and national economy as a whole. To the extent any of the foregoing risks or other factors that develop as a result of COVID-19 materialize, it could exacerbate the risk factors below, or otherwise materially and adversely affect the Company’s business, liquidity, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

There are no unresolved staff comments.

Item 2. Properties

NBB owns and has a branch bank in NBI’s headquarters building located at 101 Hubbard Street, Blacksburg, Virginia. NBB’s main office is at 100 South Main Street, Blacksburg, Virginia. NBB owns an additional eighteen branch offices and a private office location for support functions and it leases five branch locations and a loan production office. We believe that existing facilities are adequate for current needs and to meet anticipated growth.

Item 3. Legal Proceedings

NBI, NBB, and NBFS are not currently involved in any material pending legal proceedings. There are no legal proceedings against the Company related to cybersecurity.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information and Dividends

NBI’s common stock is traded on the Nasdaq Capital Market under the symbol “NKSH.” As of December 31, 2020, there were 591 record stockholders of NBI common stock.

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

On June 1, 2020, NBI’s Board of Directors approved the repurchase of up to 1,000,000 shares of the Company’s common stock. The authorization extends from June 1, 2020 to May 31, 2021. During 2020, the Company repurchased 57,554 shares. The Company may yet repurchase 942,446 shares under the program. During 2019, the Company repurchased 468,400 shares under prior repurchase authorizations.

Purchases of Equity Securities by the Issuer

Share repurchase activity during the fourth quarter of 2020 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Number of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2020 – October 31, 2020	9,455	27.37	9,455	990,545
November 1, 2020 – November 30, 2020	24,587	28.88	24,587	965,958
December 1, 2020 – December 31, 2020	23,512	32.02	23,512	942,446
Total during fourth quarter 2020	57,554	29.91	57,554

(1) On June 1, 2020, the Company announced the Board of Directors had authorized the repurchase of up to 1,000,000 shares under its share repurchase program. The authorization expires May 31, 2021. The Company’s share repurchase program does not obligate it to acquire any specific number of shares or any shares at all.

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total of stockholder return on NBI common stock with the cumulative return on the Nasdaq Composite Index, and the Nasdaq Bank Index for the five-year period commencing on December 31, 2015. These comparisons assume the investment of $100 in National Bankshares, Inc. common stock in each of the indices on December 31, 2015, and the reinvestment of dividends.

	2015	2016	2017	2018	2019	2020
NATIONAL BANKSHARES, INC.	100	126	136	112	142	104
NASDAQ COMPOSITE INDEX	100	108	138	133	179	257
NASDAQ BANK INDEX	100	139	146	123	154	133

Item 6. Selected Financial Data

National Bankshares, Inc. and Subsidiaries

Selected Consolidated Financial Data

$ in thousands, except per share data	Year ended December 31,
	2020	2019	2018	2017	2016
Selected Income Statement Data:
Interest income	$44,008	$45,147	$43,224	$41,260	$40,930
Interest expense	5,837	7,380	5,047	4,125	4,166
Net interest income	38,171	37,767	38,177	37,135	37,764
Provision for (recovery of) loan losses	1,991	126	(81)	157	1,650
Noninterest income	7,944	8,790	7,729	7,636	7,115
Noninterest expense	24,970	25,754	27,276	24,229	23,335
Income taxes	3,077	3,211	2,560	6,293	3,952
Net income	16,077	17,466	16,151	14,092	14,942

Per Share Data:
Basic net income	2.48	2.65	2.32	2.03	2.15
Diluted net income	2.48	2.65	2.32	2.03	2.15
Cash dividends declared	1.39	1.39	1.21	1.17	1.16
Book value	31.19	28.31	27.34	26.57	25.62

Selected Balance Sheet Data at End of Year:
Loans, net of unearned income and deferred fees and costs, and the allowance for loan losses	760,318	726,588	702,409	660,144	639,452
Total securities	548,021	436,483	426,230	459,751	440,409
Total assets	1,519,673	1,321,837	1,256,032	1,256,757	1,233,942
Total deposits	1,297,143	1,119,753	1,051,942	1,059,734	1,043,442
Stockholders’ equity	200,607	183,726	190,238	184,896	178,263

Selected Balance Sheet Daily Averages:
Loans, net of unearned income and deferred fees and costs, and the allowance for loan losses	760,641	711,851	675,647	644,998	613,366
Total securities	474,934	394,356	455,810	442,101	420,915
Total assets	1,403,671	1,255,934	1,251,843	1,235,754	1,206,745
Total deposits	1,188,572	1,062,683	1,045,798	1,038,586	1,013,787
Stockholders’ equity	195,768	176,906	186,637	184,539	180,047

Selected Ratios:
Return on average assets	1.15%	1.39%	1.29%	1.14%	1.24%
Return on average equity	8.21%	9.87%	8.65%	7.64%	8.30%
Dividend payout ratio	55.98%	51.71%	52.13%	57.77%	54.02%
Average equity to average assets	13.95%	14.09%	14.91%	14.93%	14.92%
Efficiency ratio(1)	53.11%	55.10%	53.22%	50.41%	49.32%

(1)

The efficiency ratio is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with GAAP and should not be viewed as a substitute for GAAP. See “Non-GAAP Financial Measures” included in Item 7 of this Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

$ in thousands, except per share data.

The purpose of this discussion and analysis is to provide information about the results of operations, financial condition, liquidity and capital resources of the Company. The discussion should be read in conjunction with the material presented in Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.

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
●

monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury, the OCC, the Federal Reserve, the CFPB and the FDIC, and the impact of any policies or programs implemented pursuant to financial reform legislation,

●	unanticipated increases in the level of unemployment in the Company’s market,
●	the quality or composition of the loan and/or investment portfolios,
●	demand for loan products,
●	deposit flows,
●	competition,
●	demand for financial services in the Company’s market,
●	the real estate market in the Company’s market,
●	laws, regulations and policies impacting financial institutions,
●	technological risks and developments, and cyber-threats, attacks or events,
●	the Company’s technology initiatives,
●	steps the Company takes in response to the COVID-19 pandemic, the severity and duration of the pandemic, the uncertainty regarding new variants of COVID-19 that have emerged, the speed and efficacy of vaccine and treatment developments, the impact of loosening or tightening of government restrictions, the pace of recovery when the pandemic subsides and the heightened impact it has on many of the risks described herein,
●	performance by the Company's counterparties or vendors,
●	applicable accounting principles, policies and guidelines, and
●	business disruption and/or impact due to the coronavirus or similar pandemic diseases.

These risks and uncertainties should be considered in evaluating the forward-looking statements contained in this report. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report. This discussion and analysis should be read in conjunction with the description of our “Risk Factors” in Item 1A. of this Form 10-K.

Non-GAAP Financial Measures

The Company prepares financial information in accordance with GAAP, with the exception of certain financial measures which are computed under a basis other than GAAP (“non-GAAP”). These measures include the efficiency ratio, the net interest margin and the noninterest margin. Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP.

Efficiency Ratio

The efficiency ratio is computed by dividing noninterest expense, excluding certain items management deems unusual or non-recurring, by the sum of net interest income on a tax-equivalent basis and noninterest income, excluding certain items management deems unusual or non-recurring. The tax rate used to calculate fully taxable equivalent basis is 21%. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. The components of the efficiency ratio calculation are summarized in the following table.

$ in thousands	Year ended December 31,
	2020	2019	2018
Noninterest expense	$24,970	$25,754	$27,276
Less: items deemed non-recurring:
Write-down of insurance receivable	-	-	(2,010)
Noninterest expense for ratio calculation	$24,970	$25,754	$25,266

Taxable-equivalent net interest income	$39,179	$39,056	$39,764
Noninterest income	7,944	8,790	7,729
Less: items deemed non-recurring:
Recovery of insurance receivable	-	(538)	-
Realized securities gains	(108)	(566)	(17)
Total income for ratio calculation	$47,015	$46,742	$47,476

Efficiency ratio	53.11%	55.10%	53.22%

Net Interest Margin

The net interest margin is calculated by dividing taxable equivalent net interest income by total average interest-earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit is 21%. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below.

$ in thousands	Year ended December 31,
	2020	2019	2018
GAAP measures:
Interest and fees on loans	$34,523	$33,869	$31,333
Interest on interest-bearing deposits	276	1,523	672
Interest and dividends on securities - taxable	7,383	6,725	6,856
Interest on securities - nontaxable	1,826	3,030	4,363
Total interest income	$44,008	$45,147	$43,224

Interest on deposits	$5,837	$7,380	$4,883
Interest on borrowings	-	-	164
Total interest expense	$5,837	$7,380	$5,047

Net interest income	$38,171	$37,767	$38,177

Non-GAAP measures:
Tax benefit on nontaxable loan income	$444	$465	$406
Tax benefit on nontaxable securities income	564	824	1,181
Total tax benefit on nontaxable interest income	$1,008	$1,289	$1,587
Total tax-equivalent net interest income	$39,179	$39,056	$39,764

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

$ in thousands	Year ended December 31,
	2020	2019	2018
Noninterest expense under GAAP	$24,970	$25,754	$27,276
Less: write-down of insurance receivable	-	-	(2,010)
Noninterest expense for ratio calculation, non-GAAP	$24,970	$25,754	$25,266

Noninterest income under GAAP	$7,944	$8,790	$7,729
Less: recovery of insurance receivable	-	(538)	-
Less: realized securities gains, net	(108)	(566)	(17)
Noninterest income for ratio calculation, non-GAAP	$7,836	$7,686	$7,712

Net noninterest expense, non-GAAP	$17,134	$18,068	$17,554

Average assets	$1,403,671	$1,255,934	$1,251,843

Noninterest margin	1.22%	1.44%	1.40%

Critical Accounting Policies

General

The Company’s consolidated financial statements are prepared in accordance with GAAP. The financial information contained within our statements is, to a significant extent, financial information based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value obtained when earning income, recognizing an expense, recovering an asset or relieving a liability. Although the economics of the Company’s transactions may not change, the timing of events that would impact the transactions could change.

Allowance for Loan Losses

      The allowance for loan losses is an estimate of probable losses inherent in our loan portfolio. The allowance is funded by the provision for loan losses, reduced by charge-offs of loans and increased by recoveries of previously charged-off loans. The determination of the allowance is based on two accounting principles, Accounting Standards Codification ("ASC") Topic 450-20 (Contingencies) which requires that losses be accrued when occurrence is probable and the amount of the loss is reasonably estimable, and ASC Topic 310-10 (Receivables) which requires accrual of losses on impaired loans if the recorded investment exceeds fair value.

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

Updated appraisals or evaluations are ordered when the loan becomes impaired if the appraisal or evaluation on file is more than 24 months old. Appraisals and evaluations are reviewed for propriety and reasonableness and may be discounted if the Company determines that the value exceeds reasonable levels. If an updated appraisal or evaluation has been ordered but has not been received by a reporting date, the fair value may be based on the most recent available appraisal or evaluation, discounted for age.

The appraisal or evaluation value for a collateral-dependent loan for which recovery is expected solely from the sale of collateral is reduced by estimated selling costs. Estimated losses on collateral-dependent loans, as well as any other impairment loss considered uncollectible, are charged against the allowance for loan losses. Impairment losses that are not considered uncollectible or for loans that are not collateral-dependent are accrued in the allowance. Impaired loans with partial charge-offs are maintained as impaired until the remaining balance is satisfied. Smaller homogeneous impaired loans with balances less than $250 that are not TDRs and are not part of a larger impaired relationship are collectively evaluated.

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

Estimation of the allowance for loan losses

The estimation of the allowance involves analysis of internal and external variables, methodologies, assumptions and management’s judgment and experience. Key judgments used in determining the allowance for loan losses include internal risk rating determinations, market and collateral values, discount rates, loss rates, and management’s assessment of current economic conditions. These judgments are inherently subjective and actual losses could be greater or less than the estimate. Future estimates of the allowance could increase or decrease based on changes in the financial condition of individual borrowers, concentrations of various types of loans, economic conditions or the markets in which collateral may be sold. The estimate of the allowance accrual determines the amount of provision expense and directly affects our financial results.

The estimate of the allowance for December 31, 2020 considered market conditions as of December 31, 2020 where possible, and the most recent available information when data was not available as of December 31, 2020, portfolio conditions and levels of delinquencies at December 31, 2020, and net charge-offs in the eight quarters prior to the quarter ended December 31, 2020.  Some of the available economic data lags the reporting date by one to three months.  Delinquency levels at December 31, 2020 are lower than they might otherwise have been due to modifications granted to qualifying borrowers in accordance with regulatory guidance and the CARES Act, including loan payment extensions, interest only periods and rate reductions to borrowers.  Past due status will not occur during the period in which a payment is extended.  Providing an interest only period affords borrowers lower payments during the interest only period.  When extension periods and interest only periods expire, there may be increases in past dues that will increase the requirement for the allowance for loan loss.  Management used its best judgement and efforts in incorporating possible impacts as of December 31, 2020 in estimating the allowance for loan losses, but if the economy experiences a greater downturn than estimated, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see Note 5 of the Notes to Consolidated Financial Statements and the subsections “Asset Quality,” and “Provision and Allowance for Loan Losses” below.

 Goodwill

 Goodwill is subject to at least an annual assessment for impairment by applying a fair value based test. The Company typically performs impairment testing in the fourth quarter of each year. The Company’s most recent outsourced impairment test was performed using data from September 30, 2020. Accounting guidance provides the option of performing preliminary assessment of qualitative factors to determine whether impairment testing is necessary. The Company opted not to perform the preliminary assessment. The Company’s goodwill impairment analysis considered three valuation techniques appropriate to the measurement. The first technique uses the Company’s market capitalization as an estimate of fair value; the second technique estimates fair value using current market pricing multiples for companies comparable to the Company; while the third technique uses current market pricing multiples for change-of-control transactions involving companies comparable to the Company.

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

The COVID-19 pandemic has caused significant stock market volatility which adversely impacted the Company’s stock price.  As a result of this volatility and impact on the market, management determined that a triggering event occurred.  Management performed an interim quantitative goodwill impairment analysis as of March 31, 2020 and June 30, 2020 and did not assess impairment. Management contracted an outside expert to perform its regular annual impairment test during the fourth quarter using data at September 30, 2020.  The analysis did not result in an impairment assessment.

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

Overview

National Bankshares, Inc. is a financial holding company incorporated under the laws of Virginia. Located in southwest Virginia, NBI has two wholly-owned subsidiaries, the National Bank of Blacksburg and National Bankshares Financial Services, Inc. NBB, which does business as National Bank from 25 office locations and one loan production office, is a community bank. NBB is the source of nearly all of the Company’s revenue. NBFS does business as National Bankshares Investment Services and National Bankshares Insurance Services. Income from NBFS is not significant at this time, nor is it expected to be so in the near future.

National Bankshares, Inc. common stock is listed on the Nasdaq Capital Market and is traded under the symbol “NKSH.” The Company has been included in the Russell Investments Russell 3000 and Russell 2000 Indexes since June 29, 2009.

Performance Summary

The Company’s performance for the year ended December 31, 2020 was impacted by the COVID-19 pandemic and efforts to contain it. The Company worked with borrowers impacted by the pandemic to provide payment relief which resulted in reversal of accrued interest income on certain loans within the portfolio. The Company also used available information to inform and quantify the increased risk in the allowance for loan losses, resulting in an increased provision expense. Partially offsetting the adverse impact to income are fees collected from providing SBA PPP loans to qualifying customers and increased mortgage refinancing activity which fueled gains from the sale of mortgages.

The following table presents NBI’s key performance ratios for the years ending December 31, 2020, December 31, 2019 and December 31, 2018:

	Year Ended December 31,
	2020	2019	2018
Return on average assets	1.15%	1.39%	1.29%
Return on average equity(3)	8.21%	9.87%	8.65%
Basic net earnings per common share	$2.48	$2.65	$2.32
Fully diluted net earnings per common share	$2.48	$2.65	$2.32
Net interest margin (1)	2.98%	3.29%	3.36%
Noninterest margin (2)	1.22%	1.44%	1.40%

(1)

The net interest margin is a non-GAAP financial measure. Tax advantaged portions of net interest income are adjusted to their fully-taxable equivalent basis. Net interest income on a fully-taxable equivalent basis is divided by average earning assets. Please see “Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to GAAP.

(2)

The noninterest margin is a non-GAAP financial measure. Noninterest income is adjusted to exclude securities gains and losses, and exclude an insurance recovery in 2019. Noninterest expense is not adjusted for 2020 or 2019 and in 2018 is adjusted to exclude a write down of insurance receivable. Adjusted noninterest expense is reduced by adjusted noninterest income and divided by average year-to-date assets. Please see “Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to GAAP.

(3)	During the year ended December 31, 2020, the Company repurchased 57,554 shares under its publicly announced stock repurchase plan. The repurchased shares reduced shareholders equity by $1,722 during 2020. During the year ended December 31, 2019, the Company repurchased 468,400 shares under its publicly announced stock repurchase plan. The repurchase reduced shareholders equity by $18,525 during 2019. No shares were repurchased during 2018.

The key performance ratios provide a summary of the Company’s results and allow comparison with results from prior years and with current peer results.             The return on average assets for the year ended December 31, 2020 was 1.15%, a decrease from 1.39% for the year ended December 31, 2019. For the year ended December 31, 2018, return on average assets was 1.29%. The return on average equity decreased from 9.87% for the year ended December 31, 2019 to 8.21% for the year ended December 31, 2020. For the year ended December 31, 2018, the return on average equity was 8.65%.

The net interest margin decreased from 3.29% for the year ended December 31, 2019 to 2.98% for the year ended December 31, 2020.  The net interest margin for the year ended December 31, 2018 was 3.36%. The noninterest margin improved to 1.22% for the year ended December 31, 2020, from 1.44% for the year ended December 31, 2019.  The noninterest margin for the year ended December 31, 2018 was 1.40%.  Basic net earnings per common share decreased from $2.65 for the year ended December 31, 2019 to $2.48 for the year ended December 31, 2020.  Basic net earnings per common share were $2.32 for the year ended December 31, 2018.

Growth

NBI’s key growth indicators are shown in the following table:

$ in thousands	12/31/2020	12/31/2019	Change
Securities and restricted stock	$548,021	$436,483	25.55%
Loans, net of unearned income and deferred fees and costs, and the allowance for loan losses	760,318	726,588	4.64%
Deposits	1,297,143	1,119,753	15.84%
Total assets	1,519,673	1,321,837	14.97%

Securities and restricted stock, loans and total assets increased when amounts at December 31, 2020 are compared with amounts at December 31, 2019. Customer deposits increased $177,390 or 15.84% from December 31, 2019, with increases mainly from interest-bearing demand deposits and noninterest-bearing deposits. The liquidity provided by the increase of deposits supported growth in loans of $33,730 or 4.64% and growth in securities and restricted stock of $111,538 or 25.55%.

Asset Quality

Key indicators of NBI’s asset quality are presented in the following table:

$ in thousands	12/31/2020	12/31/2019
Nonperforming loans(1)	$3,685	$3,375
Loans past due 90 days or more and accruing	17	231
Other real estate owned	1,553	1,612
Allowance for loan losses to loans(2)	1.10%	0.94%
Allowance for loan losses to loans, excluding SBA PPP loans(2)(3)	1.16%	N/A
Net charge-off ratio	0.05%	0.09%

(1)	Nonperforming loans are nonaccrual loans and TDRs in nonaccrual status. Accruing TDRs are not included.
(2)	Loans are net of unearned income and deferred fees and costs.
(3)	Measure is non-GAAP. Management considers this measure because PPP loans are guaranteed by the SBA and do not present credit risk and are not included in the calculation of the required level of the allowance for loan loss.

The Company monitors asset quality indicators in managing credit risk and in determining the allowance and provision for loan losses. At December 31, 2020, nonperforming loans were $3,685 or 0.48% of loans net of unearned income and deferred fees and costs. This compares to $3,375 or 0.46% at December 31, 2019. Loans past due 90 days or more and still accruing at year-end 2020 totaled $17, a decrease from $231 at December 31, 2019. The net charge-off ratio decreased from 0.09% for the year ended December 31, 2019 to 0.05% for the year ended December 31, 2020, while OREO decreased $59 for the same period.

The Company’s risk analysis determined an allowance for loan losses of $8,481 at December 31, 2020, resulting in a provision for the year of $1,991. This compares with an allowance for loan losses of $6,863 as of December 31, 2019, and a provision of $126 for the year ended December 31, 2019. The ratio of the allowance for loan losses to loans increased to 1.10% at December 31, 2020, from 0.94% at December 31, 2019. Included in loans net of unearned income and deferred fees and costs are $35,992 in PPP loans.  Because PPP loans are guaranteed by the SBA, they are not included in the calculation for the allowance for loan losses.  If the PPP loans are removed from loans net of unearned income and deferred fees and costs, the allowance ratio is 1.16%.The methodology for determining the allowance for loan losses relies on historical charge-off trends, modified by trends in nonperforming loans and economic indicators. More information about the level and calculation methodology of the allowance for loan losses is provided in the sections “Provision and Allowance for Loan Losses”, “Balance Sheet – Loans – Risk Elements” and “Balance Sheet – Loans – Modifications and Troubled Debt Restructurings” below as well as Notes 1 and 5 of the Notes to Consolidated Financial Statements.

Sufficient resources have been dedicated to working out problem assets, and exposure to loss is somewhat mitigated because most of the nonperforming loans are collateralized. More information about nonaccrual and past due loans is provided in the section “Balance Sheet – Loans – Risk Elements” below and Note 5 of the Notes to Consolidated Financial Statements. The Company continues to carefully monitor risk levels within the loan portfolio and the evolving impact of the COVID-19 pandemic.

Net Interest Income

Net interest income was $38,171, $37,767 and $38,177 for the years ended December 31, 2020, 2019 and 2018, respectively. Total interest income was $44,008, $45,147 and $43,224 for the years ended December 31, 2020, 2019 and 2018, respectively. Interest expense was $5,837, $7,380 and $5,047 for the years ended December 31, 2020, 2019 and 2018, respectively.

The amount of net interest income earned is affected by various factors, including changes in market interest rates due to the Federal Reserve's monetary policy, U.S. fiscal policy, competitive pressure, the level and composition of the interest-earning assets and the composition of interest-bearing liabilities. Also affecting interest income during the 12 months ended December 31, 2020, was interest and fee recognition associated with PPP loans, partially offset by interest deferred for certain COVID-19 related payment extensions.

Interest rates have decreased since 2018. The Federal Reserve reduced its target federal funds rate by 75 basis points in 2019 and, in an effort to combat the economic impact of the COVID-19 pandemic, decreased the federal funds rate by 150 basis points in March 2020. Changes in the Federal Reserve’s target interest rate immediately impact the yield on the Company’s interest-bearing deposits in other banks. Rate decreases also result in reduced loan portfolio yield when customers refinance to lower rates or request and are granted rate reductions for competitive purposes. Rate decreases also influence bond markets and result in higher numbers of calls on callable securities, with reinvestment opportunities at lower rates.

The primary source of funds used to support the Company’s interest-earning assets is deposits. The Company also has access to other funding sources, including the FHLB. Deposits, including noninterest-bearing demand deposits, interest-bearing deposits and interest-bearing time deposits are obtained in the Company’s markets through traditional marketing techniques. When the interest rate environment changes, the Company can immediately change rates on interest-bearing deposits and change offering rates on new time deposits. Existing time deposits commit the Company to the contractual rate for the length of the term. Time deposits provide a measure of stability in the cost of funds, but partially delay the Company’s ability to respond to downward rate movements.

The Company closely monitors interest rate movements, statutory tax rate changes, competition and other influencing factors in order to manage the net interest margin. The decreases in the Federal Reserve’s target interest rate allowed the Company to reduce deposit offering rates in 2019 and 2020. The frequency and/or magnitude of future changes in market interest rates and legislative changes are difficult to predict and may have a greater short-term impact on net interest income than adjustments by management. Please refer to the section titled “Analysis of Changes In Interest Income and Interest Expense” for further information related to rate and volume changes.

Included in interest income are fees and costs associated with loan origination. Fees received and costs incurred for loan origination are deferred and recognized as an adjustment to yield on a straight-line basis over the life of the loan. If a loan pays off prior to maturity, the remaining deferred fees and costs are recognized on the date of payoff. During 2020, the Company originated 813 PPP loans grossing $58,227. The loans bear a contractual interest rate of 1%, bolstered by an origination fee determined by the size of the loan. Loans that are forgiven or paid off prior to maturity result in recognition of the outstanding origination fee at the date of forgiveness or payoff. As of December 31, 2020, 242 loans with original amounts totaling $21,324 had been forgiven or paid off. Contractual interest earned on PPP loans totaled $387, while net fees recognized totaled $1,366. As of December 31, 2020, gross PPP loans totaling $36,903 with net deferred fees of $911 remain on the balance sheet.

The net interest margin was 2.98%, 3.29% and 3.36% for the 12 months ended December 31, 2020, 2019 and 2018, respectively. The net interest margin is a non-GAAP measure that incorporates the effect of tax-advantaged instruments, including qualifying investments and loans to municipalities. For purposes of the net interest margin, interest income on tax-advantaged instruments is grossed up to reflect the value of lower tax expense. The Company’s statutory tax rate for 2018, 2019 and 2020 was 21%. Detail of tax equivalent yields and the net interest margin is provided in the table below.

Analysis of Net Interest Earnings

The following table shows the major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid, the average yield or rate on the daily average balance outstanding, net interest income and net yield on average interest-earning assets for the years indicated.

	December 31, 2020			December 31, 2019			December 31, 2018
$ in thousands	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans (1)(2)(3)(4)	$769,819	$34,967	4.54%	$719,916	$34,334	4.77%	$683,624	$31,739	4.64%
Taxable securities(5)(6)	401,952	7,383	1.84%	304,292	6,725	2.21%	340,594	6,856	2.01%
Nontaxable securities (2)(5)	62,874	2,390	3.80%	89,631	3,854	4.30%	123,668	5,544	4.48%
Interest-bearing deposits	81,639	276	0.34%	74,527	1,523	2.04%	36,562	672	1.84%
Total interest-earning assets	$1,316,284	$45,016	3.42%	$1,188,366	$46,436	3.91%	$1,184,448	$44,811	3.78%
Interest-bearing liabilities:
Interest-bearing demand deposits	$669,383	$3,759	0.56%	$601,884	$5,126	0.85%	$606,766	$4,121	0.68%
Savings deposits	158,334	414	0.26%	142,985	449	0.31%	140,918	236	0.17%
Time deposits	112,463	1,664	1.48%	116,844	1,805	1.54%	105,674	526	0.50%
Borrowings	-	-	-	-	-	-	7,192	164	2.28%
Total interest-bearing liabilities	$940,180	$5,837	0.62%	$861,713	$7,380	0.86%	$860,550	$5,047	0.59%
Net interest income(2) and interest rate spread		$39,179	2.80%		$39,056	3.05%		$39,764	3.19%
Net yield on average interest-earning assets			2.98%			3.29%			3.36%

(1)	Loans are net of unearned income and deferred fees and costs. Loans include loans held in portfolio and loans held for sale.
(2)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 21%.
(3)	Net loan fees included in interest income are $1,441 in 2020, of which $1,366 was related to PPP loans, $99 in 2019 and $115 in 2018.
(4)	Nonaccrual loans are included in average balances for yield computations.
(5)	Daily averages are shown at amortized cost.
(6)	Includes restricted stock.

The following table reconciles net interest income on a fully-taxable equivalent basis to net interest income on a GAAP basis for the years indicated.

$ in thousands	December 31,
	2020	2019	2018
Net interest income, GAAP	$38,171	$37,767	$38,177
Taxable equivalent adjustment	1,008	1,289	1,587
Net interest income, fully taxable equivalent	$39,179	$39,056	$39,764

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

$ in thousands	2020 Over 2019			2019 Over 2018
	Changes Due To			Changes Due To
	Rates(2)	Volume(2)	Net Dollar Change	Rates(2)	Volume(2)	Net Dollar Change
Interest income: (1)
Loans	$(1,680)	$2,313	$633	$880	$1,715	$2,595
Taxable securities	(1,261)	1,919	658	638	(769)	(131)
Nontaxable securities	(409)	(1,055)	(1,464)	(218)	(1,472)	(1,690)
Interest-bearing deposits	(1,380)	133	(1,247)	83	768	851
Increase (decrease) in income on interest-earning assets	$(4,730)	$3,310	$(1,420)	$1,383	$242	$1,625
Interest expense:
Interest-bearing demand deposits	$(1,893)	$526	$(1,367)	$1,038	$(33)	$1,005
Savings deposits	(80)	45	(35)	210	3	213
Time deposits	(74)	(67)	(141)	1,217	62	1,279
Short-term borrowings	-	-	-	-	(164)	(164)
Increase (decrease) in expense of interest-bearing liabilities	$(2,047)	$504	$(1,543)	$2,465	$(132)	$2,333
Increase (decrease) in net interest income	$(2,683)	$2,806	$123	$(1,082)	$374	$(708)

(1)	Taxable equivalent basis using a Federal income tax rate of 21%.
(2)	Variances caused by the change in rate times the change in volume have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each.

Net interest income on a taxable-equivalent basis increased $123 when 2020 is compared with 2019. Total interest income on a taxable equivalent basis decreased $1,420 and total interest expense decreased by $1,543. Rate changes decreased net interest income by $2,683, offset by $2,806 from increased volume.

2020 over 2019: Impact of Interest Rate Environment

The interest rate environment in 2020 was significantly lower than in 2019 due to the Federal Reserve’s decision to cut rates by 150 basis points in March 2020 in response to the pandemic.  The lower rate environment decreased interest income on interest-bearing deposits by $1,380, on taxable securities by $1,261 and on loans by $1,680 (taxable equivalent) when 2020 is compared with 2019.  The rate environment resulted in lower interest income on non-taxable securities of $409.  Reinvestment opportunities for calls and maturities of higher-yielding securities were at lower yields during 2020.

In response to the Federal Reserve’s rate policies, the Company lowered customer deposit offering rates, resulting in a decrease of $2,047 in interest expense.

2020 over 2019: Impact of Volume

The average balance of loans net of unearned income and deferred fees and costs grew $49,903, of which $36,875 were PPP loan originations. The average balance of taxable securities grew $97,660 and the average balance of interest-bearing deposits grew $7,112 when 2020 is compared with 2019. The average balance of nontaxable securities declined $26,757 when 2020 is compared with 2019. The net increase in interest earning assets resulted in additional interest income of $3,310.

The average balance of savings and interest-bearing demand deposits grew by $82,848 when 2020 is compared with 2019, increasing interest expense by $571, partially offset by reduced expense of $67 associated with a lower average balance of time deposits.

2019 over 2018

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

Interest Rate Sensitivity

The Company considers interest rate risk to be a significant risk and has systems in place to measure the exposure of net interest income and fair market values to movement in interest rates. Among the tools available to management is interest rate sensitivity analysis, which provides information related to repricing opportunities. Interest rate shock simulations indicate potential economic loss due to future interest rate changes. Shock analysis is a test that measures the effect of a hypothetical, immediate and parallel shift in interest rates. The following table shows the results of a rate shock and the effects on the return on average assets and the return on average equity projected at December 31, 2020 and 2019. For purposes of this analysis, noninterest income and expenses are assumed to be flat.

Rate Shift (bp)	Return on Average Assets		Return on Average Equity
	2020	2019	2020	2019
300	1.34%	1.40%	10.52%	10.12%
200	1.24%	1.40%	9.78%	10.14%
100	1.17%	1.39%	9.25%	10.07%
(-)100	1.19%	1.22%	9.40%	8.85%
(-)200	1.20%	1.13%	9.48%	8.20%
(-)300	1.22%	1.15%	9.61%	8.34%

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

Noninterest Income

The following table presents the Company’s noninterest income for the years indicated.

$ in thousands	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Service charges on deposits	$1,966	$2,453	$2,678
Other service charges and fees	162	198	132
Credit card fees, net	1,400	1,398	1,431
Trust fees	1,662	1,622	1,565
Bank-owned life insurance income	877	910	901
Other income	1,093	1,346	806
Gain on sale of mortgage loans	676	297	199
Realized securities gains, net	108	566	17
Total noninterest income	$7,944	$8,790	$7,729

Service charges on deposit accounts totaled $1,966 for the year ended December 31, 2020. This is a decrease of $487, or 19.85%, from $2,453 for the year ended December 31, 2019, primarily due to a decline in nonsufficient funds and overdraft fee income. Service charges on deposit accounts decreased $225, or 8.40%, from 2018 to 2019. This income category is affected by the number of deposit accounts, the level of service charges and the number of checking account overdrafts. The COVID-19 pandemic continued and magnified a trend of increased vigilance and caution in deposit customer activity to avoid overdrafts and other fees.

Other service charges and fees include charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees from letters of credit and income from commissions on the sale of credit life, accident and health insurance. These fees were $162 for the year ended December 31, 2020, a decrease of $36, or 18.18%, from $198 for 2019. The decrease stemmed from lower check charges and service charges on letters of credit. The total for the year ended December 31, 2019 was $66 above the $132 recorded for the year ended December 31, 2018, due to higher service charges on letters of credit and check charges.

Credit card fees for the year ended December 31, 2020, were $2 above the $1,398 reported for the year ended December 31, 2019. From 2018 to 2019, credit card fees decreased $33, or 2.31%. Credit card fees are presented net of certain processing expenses and are dependent on the volume of transactions.

Trust fees at $1,662 increased by $40 or 2.47% when the years ended December 31, 2020 and 2019 are compared. For the year ended December 31, 2019, trust fees were $1,622, an increase of $57, or 3.64%, from 2018. Trust fees are generated from a number of different types of accounts, including estates, personal trusts, employee benefit trusts, investment management accounts, attorney-in-fact accounts and guardianships. Trust income varies depending on the number and type of accounts under management and financial market conditions. The mix of account types affected the level of trust fees in 2019 and 2020.

Income from bank-owned life insurance (“BOLI”) decreased from $910 for the year ended December 31, 2019 to $877 for 2020. Income from BOLI was affected by the performance of the variable rate policies. BOLI income for the year ended December 31, 2018 was $901.

Gain on sale of mortgage loans increased $379 or 127.61% from $297 for the year ended December 31, 2019 to $676 for the year ended December 31, 2020.  The Company originates consumer real estate mortgage loans to be kept in portfolio and to be sold on the secondary market under best efforts contracts.  A robust housing market during 2020 and the Federal Reserve’s rate cuts in March 2020 spurred a high level of consumer real estate purchase activity and refinance activity.  Many of these loans were sold on the secondary market. The gain on sale of mortgage loans increased $98 or 49.25% from $199 for the year ended December 31, 2018 to $297 for the year ended December 31, 2019.

Other income is income from smaller balance accounts that cannot be classified in another category. Some examples include dividends and increases in the Company’s equity-method investments, net gains from the sale of fixed assets, and revenue from investment and insurance sales. When 2020 is compared to 2019, other income decreased $253, or 18.80%. Higher stock dividends and income recognized for increases in the value of the Company’s equity-method investments during 2020 were offset by a one-time insurance recovery received in 2019.  Other income for 2019 was $1,346, an increase of $540, or 67.00%, when compared with $806 for the year ended December 31, 2018. The increase was largely due to a one-time insurance recovery received in 2019.

During 2020, the Company realized net securities gains of $108, including net gains of $43 on the sale of securities and $65 on calls of securities. During 2019, the Company realized net securities gains of $566, including net gains of $438 on the sale of securities and $128 on calls of securities. The sales of securities were pursuant to a restructuring plan to manage interest rate risk. During 2018, the $17 realized securities gain stemmed from the call of one security with a gain of $1 and the sale of another security for a gain of $16.

Noninterest Expense

The following table presents the Company’s noninterest expense for the years indicated.

$ in thousands	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Salaries and employee benefits	$14,674	$14,920	$14,240
Occupancy, furniture and fixtures	1,795	1,866	1,845
Data processing and ATM	3,088	3,171	2,784
FDIC assessment	198	167	359
Intangibles amortization	-	-	50
Net costs of other real estate owned	39	47	553
Franchise taxes	1,340	1,333	1,278
Write-down of insurance receivable	-	-	2,010
Other operating expenses	3,836	4,250	4,157
Total noninterest expense	$24,970	$25,754	$27,276

Salaries and employee benefits expense includes salaries, payroll taxes, health insurance, contributions to the employee stock ownership plan and employee 401(k), pension expense, incentives and salary continuation. When 2020 is compared with 2019, salary and employee benefits expense decreased 1.65% or $246, from $14,920 for the year ended December 31, 2019 to $14,674 for 2020. When 2019 is compared with 2018, salary and employee benefits expense increased $680, or 4.78%, from $14,240 for the year ended December 31, 2018 to $14,920 for 2019. The increase was the result of normal staffing and compensation decisions.

Occupancy, furniture and fixtures expense was $1,795 for the year ended December 31, 2020, a decrease of $71, or 3.80%, from the prior year. When 2019 is compared with 2018, the expense increased $21 or 1.14%.

Data processing and ATM expense was $3,088 in 2020, down 2.62% or $83 from $3,171 for 2019. Data processing and ATM expense was $2,784 for 2018. The increase of $387 or 13.90% from 2018 to 2019 was due to increased maintenance expense associated with infrastructure upgrades in 2019. The Company is committed to maintaining up-to-date technology in a cost-effective manner.

When the years ended December 31, 2020 and December 31, 2019 are compared, the FDIC assessment expense increased $31 or 18.56%. The total expense for 2020 was $198, which compares with $167 for 2019. The FDIC assessment is accrued based on a method provided by the FDIC. During the third quarter of 2019, the FDIC notified the Bank that it was eligible to use small bank assessment credits. The credits were applied to the Bank’s September 30, 2019, December 31, 2019, March 31, 2020 and June 30, 2020 assessments. The FDIC assessment expense for the year ended December 31, 2019 decreased $192 from $359 for 2018.

Core deposit intangibles are the result of prior merger and acquisition activity and are amortized over a period of years. Amortization of the Company’s intangible assets was completed in 2018.

Net costs of OREO decreased from $47 for the year ended December 31, 2019 to $39 for the year ended December 31, 2020. From 2018 to 2019, net costs of OREO decreased $506 from $553. This expense category varies with the number of foreclosed properties owned by NBB and with the expense associated with each. It includes write-downs on OREO plus other costs associated with carrying these properties, as well as net gains or losses on the sale of other real estate. Other real estate is initially accounted for at fair value less estimated costs to sell using current valuations, which include appraisals, real estate evaluations and realtor market opinions. If new valuation information indicates a decline from the initial basis, the Company records a write-down.  There was one write-down on OREO in 2020 totaling $9. There were no write-downs on OREO in 2019. This compares with $476 in 2018. Other costs for these properties in 2020 were $51, compared with $42 in 2019 and $64 in 2018. The Company recorded a gain of $21 on the sale of OREO in 2020, a loss of $5 for 2019 and a loss of $13 for 2018. The COVID-19 pandemic has introduced significant uncertainty into credit quality and may result in additional foreclosures in the future. The Company currently has loans of $1,344 in process of foreclosure.

Franchise taxes are based upon NBB’s total equity at the prior year-end, adjusted for real estate taxes and certain other items. Franchise taxes were $1,340 for the year ended December 31, 2020 and $1,333 for 2019, an increase of $7 or 0.53%. Franchise tax expense increased $55 in 2019 from $1,278 in 2018.

The write-down of insurance receivable totaled $2,010 for the year ended December 31, 2018. The write-down is associated with the two cybersecurity breaches. Please see additional information under the heading “Cybersecurity Risks and Incidents”.

The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs and charitable donations. For the year ended December 31, 2020, other operating expenses were $3,836. This compares with $4,250 for 2019 and $4,157 for 2018.

Cybersecurity Risks and Incidents

The Company considers cybersecurity risk to be one of the greatest risks to its business. The Company has a program to identify, mitigate and manage its cybersecurity risk. The program includes penetration testing and vulnerability assessment, technological defenses such as antivirus software, patch management, firewall management, email and web protections, an intrusion prevention system, a cybersecurity insurance policy which covers some but not all losses arising from cybersecurity breaches, as well as ongoing employee training. The costs of these measures were $379 for the 12 months ended December 31, 2020, $365 for the 12 months ended December 31, 2019 and $345 for the 12 months ended December 31, 2018. These costs are included in various categories of noninterest expense.

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

The financial impact of the attacks include the amount of the theft, as well as costs of investigation and remediation. The theft of funds totaled $570 in the May 2016 attack and $1,838 in the January 2017 attack. The Company recognized an estimated loss of $347 in 2016, and $2,010 in 2018. Costs for investigation, remediation, and legal consultation totaled $157 in 2019, $224 in 2018 and $407 in 2017. The Company’s litigation against the insurance carrier was settled during the first quarter of 2019, subject to a non-disclosure agreement. There has been no litigation against the Company to date associated with the breaches.

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

Income Taxes

Income tax expense for 2020 was $3,077 compared to $3,211 in 2019 and $2,560 in 2018. The Company’s statutory tax rate was 21% for such years.

The Company’s effective tax rates for 2020, 2019 and 2018 were 16.06%, 15.53% and 13.68%, respectively. The expected income tax expense based on the Company’s statutory tax rate differs from the actual income tax expense due to tax exempt income on municipal securities and loans. See Note 9 of the Notes to Consolidated Financial Statements for information relating to income taxes.

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

Provision and Allowance for Loan Losses

The Company’s risk analysis at December 31, 2020 determined an allowance for loan losses of $8,481 or 1.10% of loans net of unearned income and deferred fees and costs. Included in loans net of unearned income and deferred fees and costs are $35,992 in PPP loans. Because PPP loans are guaranteed by the SBA, they are not included in the calculation for the allowance for loan losses. If the PPP loans are removed from loans net of unearned income and deferred fees and costs, the allowance ratio is 1.16%. The allowance at December 31, 2019 was $6,863 or 0.94% of loans net of unearned income and deferred fees and costs.

The determination of the appropriate level for the allowance for loan losses resulted in a provision of $1,991 for the 12 months ended December 31, 2020, compared with a provision of $126 for the 12 month period ended December 31, 2019. To determine the appropriate level of the allowance for loan losses, the Company considers credit risk for certain loans designated as impaired and for non-impaired (“collectively evaluated”) loans.

Individually Evaluated Impaired Loans

Individually evaluated impaired loans totaled $4,903 gross and $4,905 net of unearned income and deferred fees and costs, with specific allocations to the allowance for loan losses totaling $75 at December 31, 2020. Individually evaluated impaired loans at December 31, 2019 were $5,289 gross as well as net of unearned income and deferred fees and costs, with specific allocations to the allowance for loan losses of $110. The specific allocation is determined based on criteria particular to each impaired loan.

The impact of the COVID-19 pandemic continues to evolve and may lead to additional loans designated as impaired in future quarters. Cash flow assumptions associated with impaired loans measured under the cash flow method may be impacted if borrowers are further distressed by the economic impacts of the pandemic, resulting in lower measurements and higher funding requirements for the allowance for loan losses. Real estate activity in the Company’s market for the 12 months ended December 31, 2020 has been robust. However, if the pandemic suppresses real estate activity, real estate values could decline, causing reduced collateral values for impaired loans measured under the collateral method and potential charge-offs.

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

As the pandemic extends beyond December 31, 2020, some borrowers who received COVID-19 related modifications have requested subsequent accommodations. When the Company grants subsequent modifications to a loan that received a COVID-19 modification, in accordance with accounting guidance, it must consider whether the totality of the accommodations along with the evaluation of borrower financial difficulty, results in TDR status. Every modification is reviewed for TDR status and beginning in the third quarter of 2020, the Company implemented additional evaluation and documentation requirements for all COVID-19 related modifications to loans over $250,000. While subsequent requests for COVID-19 related modifications have not yet resulted in additional TDRs, future subsequent requests may result in an increase in the number of the Company’s TDRs.

Collectively Evaluated Loans

Collectively evaluated loans totaled $765,124 gross and $763,894 net of unearned income and deferred fees and costs, with an allowance of $8,406 or 1.10% of loans net of unearned income and deferred fees and costs at December 31, 2020. Excluding PPP loans, the collectively evaluated allowance ratio was 1.16% at December 31, 2020. At December 31, 2019, collectively evaluated loans totaled $728,738 gross and $728,162 net of unearned income and deferred fees and costs, with an allowance of $6,753 or 0.93%.

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

Net Charge-Offs

Net charge-off rates for each class are averaged over eight quarters and applied to the class balance. On a portfolio level, net charge-offs for the 12 months ended December 31, 2020 were $373 or 0.05% of average loans, compared with $653 or 0.09% for the 12 months ended December 31, 2019. The 8-quarter average historical loss rate was 0.07% for December 31, 2020 and 0.08% for December 31, 2019. Increases in the net charge-off rate increase the required allowance for collectively-evaluated loans, while decreases in the net charge-off rate decrease the required allowance for collectively-evaluated loans.

Economic Factors

Economic factors influence credit risk and impact the allowance for loan loss.  The Company considers economic indicators within its market area, including: unemployment, business and personal bankruptcy filings, the residential vacancy rate and the inventory of new and existing homes.  The Company also assesses the interest rate, and competitive, legal and regulatory environments.

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

The Company obtains the most current measurements available of economic indicators.  However, some economic indicators lag the report date by one to three months.  In periods of low volatility, lagging indicators are accepted as reasonably representative of current conditions.  The COVID-19 pandemic began impacting the local and national economies in March 2020 and continues to shroud the economic situation in uncertainty and volatility.  Methods implemented to slow the spread of the virus including social distancing and government mandates that restrict business activity have resulted in a vast reduction in economic activity.  The situation continues to evolve and sources of economic indicators available as of December 31, 2020 may not fully reflect the current impact of the expanding pandemic.

To attempt to incorporate unprecedented impact to credit risk of the COVID-19 pandemic, the Company added a qualitative factor for unemployment filings, beginning with the March 31, 2020 calculation. Data for the Company’s market area is not available on a timely basis, however national data is available on a timely basis and historical analysis shows a strong correlation between national and local unemployment filings.  National unemployment claims escalated sharply beginning in the latter half of March 2020.  Weekly claims peaked at the end of March and have fallen steadily since, but as of the end of December 2020, remain almost four times the pre-pandemic levels. On a year to date basis, total unemployment claims exceed what would be expected from pre-pandemic levels by 650%. The Company assessed this as a significant impact to credit risk and at December 31, 2020 provided 26 basis points to the allowance for loan losses.

The Company continues to monitor the most recently available economic indicators and their effect on credit risk.  As of December 31, 2020, the unemployment rate for the Company’s market area was measured as of October 2020 and increased from the measurement available at December 31, 2019.  The Company increased the allocation for unemployment rate.

Business and personal bankruptcy filing data was available as of September 2020.  Compared with data available at December 31, 2019, business bankruptcies were slightly lower and resulted in a slightly lower allocation. Personal bankruptcies decreased, resulting in a lower allocation for credit risk.

The residential vacancy rate was measured as of the third quarter of 2020 and improved from the data incorporated into the December 31, 2019 calculation, resulting in a lower allocation for credit risk.  Housing inventory data was available as of December 31, 2020.  Levels were similar to those at December 31, 2019, resulting in a similar assessment for credit risk.

Asset Quality Indicators

Asset quality indicators, including past due levels, nonaccrual levels and internal risk ratings, are evaluated at the class level.

As discussed above, the CARES Act and regulatory guidance encouraged banks to assist qualifying borrowers experiencing COVID-19 related difficulty. The Company provided COVID-19 related accommodations to qualifying borrowers, without which, additional loans would be included in past due data at December 31, 2020. The Company followed its normal risk rating practices and in keeping with the regulatory guidance, did not automatically downgrade the risk rating on loans that received COVID-19 accommodations. Without the regulatory provision, additional loans would be included in criticized assets as of December 31, 2020.

Loans past due and loans designated nonaccrual indicate heightened credit risk. Increases in past due and nonaccrual loans increase the required level of the allowance for loan losses and decreases in past due and nonaccrual loans reduce the required level of the allowance for loan losses.

Accruing loans past due 30-89 days were 0.19% of total loans, net of unearned income and deferred fees and costs at December 31, 2020, an increase from 0.15% at December 31, 2019. Accruing loans past due 90 days or more were 0.00% of total loans, net of unearned income and deferred fees and costs at December 31, 2020, and 0.03% at December 31, 2019. Nonaccrual loans at December 31, 2020 were 0.48% of total loans, net of unearned income and deferred fees and costs, an increase from 0.46% at December 31, 2019.

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

Collectively evaluated loans rated “special mention” were $8,035 at December 31, 2020, an increase from $135 at December 31, 2019. The increase in loans rated special mention primarily came from downgrades to loans that received initial and subsequent COVID-19 related modifications. Collectively evaluated loans rated classified were $473 at December 31, 2020 and $961 at December 31, 2019.

Other Factors

The Company considers other factors that impact credit risk, including the interest rate environment, the competitive, legal and regulatory environments, changes in lending policies and loan review, changes in management, and high risk loans, as well as a factor added to measure the risk from loans that received a COVID-19 modification and then received a subsequent COVID-19 modification.

The interest rate environment is at a low level as of December 31, 2020, with the Federal Reserve’s fed funds target rate between 0.00% and 0.25%. The target was set by the Federal Reserve in an attempt to soften the pandemic’s impact on the economy, and is lower than the target at December 31, 2019 by 150 basis points. This provides variable rate loans with lower payments, reducing credit risk.

The competitive, legal and regulatory environments were evaluated for changes that would impact credit risk. Competition remained at similar levels from December 31, 2019.  The legal and regulatory environments have experienced some changes since December 31, 2019.  At the beginning of the COVID-19 pandemic, Congress acted swiftly to provide benefits that supported many of the Company’s borrowers and allowed them to maintain their repayment ability.  The Bank’s primary federal regulator issued guidance encouraging banks to aid qualifying borrowers suffering from COVID-19 induced hardship and providing some leeway to banks in TDR-designation requirements.  However, ambiguity in regulatory guidance introduces uncertainty for future regulatory treatment of loans modified for COVID-19 related financial difficulty.  The Company is not able to forecast the effects and so no change was assessed for legal and regulatory environments.

The Company considers the risk from changes to lending policies and loan review, and changes in management’s experience. Each of these factors remained at similar levels to December 31, 2019.

Levels of high risk loans are considered in the determination of the level of the allowance for loan loss. High risk loans are defined by the Company as loans secured by junior liens, interest only loans and loans with a high loan-to-value ratio. A decrease in the level of high risk loans within a class decreases the required allocation for the loan class, and an increase in the level of high risk loans within a class increases the required allocation for the loan class. Total high risk loans decreased $15,536 or 12.07% from the level at December 31, 2019, resulting in a decreased allocation.

Beginning with the December 31, 2020 calculation, the Company added a qualitative factor for loans with modifications related to COVID-19. The loans captured in the analysis were granted COVID-19 related modifications subsequent to initial COVID-19 related modifications, have not yet emerged from the modification period and are flagged by credit review procedures for additional monitoring. The allocation methodology considers the percent of captured loans to the total class balance, and allocates according to the maximum estimated loss.

Unallocated Surplus

In addition to funding the allowance for loan losses based upon data analysis, the Company has the option to fund an unallocated surplus in excess to the calculated requirement, based upon management judgement. The Company’s policy permits an unallocated surplus of between 0% and 5% of the calculated requirement. The unallocated surplus at December 31, 2020 is $395 or 4.9% in excess of the calculated requirement. As of December 31, 2019, the unallocated surplus was $326 or 5.0%. The surplus provides some mitigation of the uncertainty surrounding the impact of COVID-19.

Conclusion

The calculation of the appropriate level for the allowance for loan losses incorporates analysis of multiple factors and requires management’s prudent and informed judgment. The ratio of the allowance for loan losses to total loans, net of unearned income and deferred fees and costs at December 31, 2020 was 1.10%, an increase from 0.94% at December 31, 2019. The ratio of the allowance for collectively-evaluated loan losses to collectively-evaluated loans, net of unearned income and deferred fees and costs was 1.10%, compared with 0.93% at December 31, 2019. Both ratios at December 31, 2020 are diluted by the presence of government-guaranteed PPP loans which do not add to credit risk.  Excluding the PPP loans, the ratio of the allowance for loan losses to total loans, net of unearned income and deferred fees and costs at December 31, 2020 was 1.16%, and the ratio of the allowance for collectively-evaluated loan losses to collectively-evaluated loans, net of unearned income and deferred fees and costs was 1.15%.

The most recently available data showed improvements that decreased the required level of the allowance for loan losses from December 31, 2019 including the interest rate environment, loans considered high risk, personal bankruptcy filings and the residential vacancy rate.  Other indicators offset the improvements, including a worsening in the unemployment rate, some asset quality indicators and loans receiving initial and subsequent modifications for COVID-19 related difficulty flagged for monitoring by credit review procedures.  To attempt to capture the impact on credit risk of the COVID-19 pandemic, which continues to evolve, the Company added 26 basis points for unprecedented national unemployment filing data. Because of lags in data and heightened uncertainty stemming from the pandemic, the Company also maintained its unallocated surplus at the maximum allowed by policy.  Based on analysis of historical indicators, asset quality and economic factors, management believes the level of allowance for loan losses is reasonable for the credit risk in the loan portfolio as of December 31, 2020.

Please refer to Note 5: Allowance for Loan Losses, Nonperforming Assets and Impaired Loans for further information on collectively evaluated loans, individually evaluated impaired loans and the unallocated portion of the allowance for loan losses.

Quarterly Results of Operations

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2020, 2019 and 2018:

$ in thousands, except per share data	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Income Statement Data:
Interest income	$11,388	$10,750	$10,708	$11,162
Interest expense	1,796	1,598	1,420	1,023
Net interest income	$9,592	$9,152	$9,288	$10,139
Provision for loan losses	$479	$1,352	$154	$6
Noninterest income	2,135	1,745	1,926	2,138
Noninterest expense	6,467	6,077	6,120	6,306
Income taxes	802	486	772	1,017
Net income	$3,979	$2,982	$4,168	$4,948
Per Share Data:
Basic net income per common share	$0.61	$0.46	$0.64	$0.77
Fully diluted net income per common share	0.61	0.46	0.64	0.77
Cash dividends per common share	-	0.67	-	0.72
Book value per common share	29.52	30.17	31.26	31.19

$ in thousands, except per share data	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Income Statement Data:
Interest income	$11,138	$11,293	$11,288	$11,428
Interest expense	1,793	1,914	1,865	1,808
Net interest income	$9,345	$9,379	$9,423	$9,620
Provision for (recovery of) loan losses	$200	$55	$95	$(224)
Noninterest income	2,489	1,856	2,098	2,347
Noninterest expense	6,465	6,453	6,386	6,450
Income taxes	726	733	788	964
Net income	$4,443	$3,994	$4,252	$4,777
Per Share Data:
Basic net income per common share	$0.65	$0.61	$0.65	$0.74
Fully diluted net income per common share	0.65	0.61	0.65	0.74
Cash dividends per common share	-	0.67	-	0.72
Book value per common share	27.86	28.26	28.97	28.31

$ in thousands, except per share data	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Income Statement Data:
Interest income	$10,484	$10,726	$10,945	$11,069
Interest expense	1,081	1,145	1,245	1,576
Net interest income	$9,403	$9,581	$9,700	$9,493
Provision for (recovery of) loan losses	$(472)	$342	$223	$(174)
Noninterest income	2,023	1,868	1,914	1,924
Noninterest expense	8,164	6,424	6,463	6,225
Income taxes	438	642	677	803
Net income	$3,296	$4,041	$4,251	$4,563
Per Share Data:
Basic net income per common share	$0.47	$0.58	$0.61	$0.66
Fully diluted net income per common share	0.47	0.58	0.61	0.66
Cash dividends per common share	-	0.58	-	0.63
Book value per common share	26.67	26.71	27.04	27.34

Balance Sheet

On December 31, 2020, total assets were $1,519,673, an increase of $197,836 or 14.97%, over total assets of $1,321,837 on December 31, 2019. Total assets at December 31, 2019 increased $65,805 or 5.24%, from $1,256,032 at December 31, 2018.

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

A.	Types of Loans

$ in thousands	December 31,
	2020	2019	2018	2017	2016
Real estate construction	$42,266	$42,303	$37,845	$34,694	$36,345
Consumer real estate	181,782	181,472	175,456	166,965	157,718
Commercial real estate	393,115	365,373	353,546	340,414	336,457
Commercial non-real estate (1)	78,771	46,576	46,535	40,518	39,204
Public sector and IDA	40,983	63,764	60,777	51,443	45,474
Consumer non-real estate	33,110	34,539	36,238	34,648	33,528
Total loans	$770,027	$734,027	$710,397	$668,682	$648,546
Less unearned income and deferred fees (2)	(1,228)	(576)	(598)	(613)	(794)
Total loans, net of unearned income and deferred fees and costs	$768,799	$733,451	$709,799	$668,069	$647,752
Less allowance for loans losses	(8,481)	(6,863)	(7,390)	(7,925)	(8,300)
Total loans, net	$760,318	$726,588	$702,409	$660,144	$639,452

(1)	At December 31, 2020, includes PPP loans totaling $36,903.
(2)	At December 31, 2020, includes net deferred fees on PPP loans of $911.

B.	Maturities and Interest Rate Sensitivities

The following table presents maturities and interest rate sensitivities for commercial non-real estate, commercial real estate and real estate construction loans.

$ in thousands	December 31, 2020
	< 1 Year	1 – 5 Years	After 5 Years	Total
Commercial non-real estate (1)	$24,697	$53,051	$1,023	$78,771
Commercial real estate	71,282	247,994	73,839	393,115
Real estate construction	13,463	10,271	18,532	42,266
Total	109,442	311,316	93,394	514,152
Less loans with predetermined interest rates	(15,111)	(58,601)	(26,258)	(99,970)
Loans with adjustable rates	$94,331	$252,715	$67,136	$414,182

(1)	Includes PPP loans totaling $36,903.

Risk Elements

The following table presents aggregate amounts for nonaccrual loans, restructured loans in nonaccrual, other real estate owned net, and accruing loans which are contractually past due ninety days or more as to interest or principal payments, and accruing restructured loans.

$ in thousands	December 31,
	2020	2019	2018	2017	2016
Nonaccrual loans
Real estate construction	$-	$-	$-	$-	$-
Consumer real estate	62	24	119	6	256
Commercial real estate	756	-	192	-	698
Commercial non-real estate	28	136	-	-	217
Public sector and IDA	-	-	-	-	-
Consumer non-real estate	-	4	-	-	-
Total nonaccrual loans	$846	$164	$311	$6	$1,168
Restructured loans (TDR Loans) in nonaccrual
Real estate construction	$-	$-	$-	$-	$270
Consumer real estate	-	262	610	145	-
Commercial real estate	2,839	2,949	2,494	2,602	4,390
Commercial non-real estate	-	-	5	15	24
Public sector and IDA	-	-	-	-	-
Consumer non-real estate	-	-	-	1	3
Total restructured loans in nonaccrual	$2,839	$3,211	$3,109	$2,763	$4,687
Total nonperforming loans	$3,685	$3,375	$3,420	$2,769	$5,855
Other real estate owned, net	1,553	1,612	2,052	2,817	3,156
Total nonperforming assets	$5,238	$4,987	$5,472	$5,586	$9,011
Accruing loans past due 90 days or more
Real estate construction	$-	$-	$-	$-	$-
Consumer real estate	-	188	-	11	42
Commercial real estate	-	-	-	-	-
Commercial non-real estate	-	17	2	-	-
Public sector and IDA	-	-	-	-	-
Consumer non-real estate	17	26	33	40	21
Total accruing loans past due 90 days or more	$17	$231	$35	$51	$63
Accruing restructured loans
Real estate construction	$-	$-	$-	$-	$-
Consumer real estate	194	426	417	947	877
Commercial real estate	363	382	1,112	2,948	2,892
Commercial non-real estate	851	916	1,010	1,214	-
Public sector and IDA	-	-	-	-	-
Consumer non-real estate	2	5	13	25	-
Total accruing restructured loans	$1,410	$1,729	$2,552	$5,134	$3,769

Loan loss and other indicators related to asset quality are presented in the Loan Loss Data table.

Loan Loss Data Table

$ in thousands	2020	2019	2018
Provision for (recovery of) loan losses	$1,991	$126	$(81)
Net charge-offs to average net loans	0.05%	0.09%	0.07%
Allowance for loan losses to loans, net of unearned income and deferred fees (1)	1.10%	0.94%	1.04%
Allowance for loan losses to nonperforming loans	230.15%	203.35%	216.08%
Allowance for loan losses to nonperforming assets	161.91%	137.62%	135.05%
Nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.68%	0.68%	0.77%
Nonaccrual loans	$846	$164	$311
Restructured loans in nonaccrual status	2,839	3,211	3,109
Other real estate owned, net	1,553	1,612	2,052
Total nonperforming assets	$5,238	$4,987	$5,472
Accruing loans past due 90 days or more	$17	$231	$35

(1)

At December 31, 2020, loans net of unearned income and deferred fees includes PPP loans of $35,992. PPP loans are insured by the SBA and do not present credit risk. Excluding PPP loans, the ratio would be 1.16%.

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

Total impaired loans at December 31, 2020 were $4,903, of which $3,493 were in nonaccrual status. Impaired loans at December 31, 2019 and 2018 were $5,289 and $6,820, of which $3,211 and $3,420 were in nonaccrual status, respectively.

The ratio of the allowance for loan losses to total nonperforming loans increased from 203.35% in 2019 to 230.15% in 2020. The Company believes the allowance for loan losses is adequate for the credit risk inherent in the loan portfolio.

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

During the year ended December 31, 2020, the Company provided modifications for competitive purposes as well as for COVID-19 related difficulty. For competitive purposes, the Company modified 1,047 loans totaling $152,681 during the year ended December 31, 2020. The modifications were not TDRs and were not related to COVID-19.  For the 12 months ended December 31, 2019, the Company provided non-TDR modifications for competitive reasons to 732 loans totaling $77,101.  During the 12 months ended December 31, 2018, the Company provided modifications for competitive purposes to 758 loans totaling $53,337.

COVID-19 Modifications

The COVID-19 pandemic has negatively impacted a significant number of the Company’s borrowers, and is likely to continue to adversely impact some borrowers for the foreseeable future.  During the 12 months ended December 31, 2020, the Company provided modifications related to COVID-19 financial difficulty.  Modifications provided short-term payment relief and include payment extensions, interest only periods and rate reductions.  The modifications met the requirements specified by the CARES Act and regulatory guidance and as such were not designated as TDRs.  The Company followed its normal risk rating and nonaccrual designation procedures and did not automatically downgrade or designate as nonaccrual if the loan was modified for COVID-19 related difficulty under the CARES Act. The following table provides information regarding COVID-19 related modifications.

Twelve Months Ended December 31, 2020
Modifications To Borrowers Impacted by the COVID-19 Pandemic	Number	Amount (in thousands)
Rate reductions (1)	5	$442
Payment extensions (2)	350	121,676
Maturity date extension	2	729
Interest-only period for amortizing loans (2)	31	59,982
Total	388	$182,829

(1)

Rate reductions were granted to qualifying loans and are permanent for the remaining term of the loan. Rate reductions were provided to alleviate COVID-19 hardship and also to remain competitive in the current low interest rate environment.

(2)	Payment extensions and interest-only periods granted to amortizing loans have a set expiration date.

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

Of the modifications presented in the table above, those pursuant to subsequent requests included 67 loans totaling $23,074 with payment extensions and 8 amortizing loans totaling $20,503 granted an interest-only period. Subsequent requests for modifications are evaluated to determine whether the totality of the modifications and the borrower’s financial condition indicate TDR status. As of December 31, 2020, the Company determined that loans granted subsequent modification requests continued to fall within the CARES Act parameters and did not designate any new TDRs. To account for the possible increase in credit risk from commercial loans requiring subsequent modifications, the Company added an allocation to the allowance for loan losses at December 31, 2020.

Of the modifications presented in the table above, certain loans remain in their modification period as of December 31, 2020, including 12 loans totaling $7,769 with payment extensions and 12 loans totaling $33,176 in an interest only period. Commercial loans that remain in their modification period as of December 31, 2020 include 3 loans totaling $6,626 with payment extensions and 12 loans totaling $32,309 in an interest only period

While the CARES Act and regulatory guidance provide that short-term relief to qualifying loans in response to the COVID-19 crisis does not automatically result in a TDR, adverse risk rating or nonaccrual status, the Company tracks all modifications and is monitoring outlooks for borrowers. If the pandemic lasts longer than the period of relief provided by the modifications, the Company expects to continue to work with borrowers in order to bolster the prospect of full repayment in the future. Subsequent concessions or borrower financial difficulty that impacts repayment prospects according to the loan terms may result in a loan being designated TDR, impaired and/or nonaccrual, and may result in a downgrade in the risk rating, based upon individual borrower circumstances and regulatory and accounting guidance. The Company reviews every modification for TDR and risk rating indicators and in response to the high level of COVID-19 related modifications, implemented additional review and documentation requirements for modified loans over $250 to ensure that subsequent requests for COVID-19 related modifications were properly reviewed for TDR and credit risk indicators.

The allowance for loan losses incorporates analysis of commercial loans that received initial and subsequent modifications related to COVID-19 difficulty and measures TDRs for impairment and considers trends in past dues, nonaccruals and risk ratings as well as charge-offs. An increase in TDRs may result in additional accruals to the allowance. Increases in past dues, nonaccruals, adverse risk ratings and charge-offs will increase the allowance for collectively evaluated loans. Nonaccrual loans do not accrue interest, which will decrease the Company’s net interest margin, as will concessions such as competitive rate decreases and payment extensions.

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

The Company’s TDRs amounted to $4,249 as of December 31, 2020 and $4,940 as of December 31, 2019. Accruing TDR loans amounted to $1,410 at December 31, 2020 compared to $1,729 at December 31, 2019.

Restructuring generally results in loans with lower payments or an extended maturity beyond that originally required, and are expected to have a lower risk of loss due to nonperformance than loans classified as nonperforming. There were no new TDRs designated in 2020. During 2020, there were no TDRs that defaulted within 12 months of being designated TDR. In 2019, the Company modified one loan in a TDR that, directly prior to restructuring, totaled $100, and had a balance of $100 at December 31, 2019. Of the Company’s TDRs at December 31, 2019, seven loans, all part of one relationship defaulted within 12 months of being modified. The Company defines default as a delay in one payment of more than 90 days or foreclosure after the date of restructuring. Please refer to Note 5 for information on the effect of default on the allowance for loan losses.

The following tables present the delinquency status of TDR loans.

$ in thousands	TDR Delinquency Status as of December 31, 2020
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual
Real estate construction	$-	$-	$-	$-	$-
Consumer real estate	194	194	-	-	-
Commercial real estate	3,202	-	363	-	2,839
Commercial non-real estate	851	188	663	-	-
Public sector and IDA	-	-	-	-	-
Consumer non-real estate	2	1	-	1	-
Total TDR Loans	$4,249	$383	$1,026	$1	$2,839

$ in thousands	TDR Delinquency Status as of December 31, 2019
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual
Real estate construction	$-	$-	$-	$-	$-
Consumer real estate	688	426	-	-	262
Commercial real estate	3,331	382	-	-	2,949
Commercial non-real estate	916	916	-	-	-
Public sector and IDA	-	-	-	-	-
Consumer non-real estate	5	2	3	-	-
Total TDR Loans	$4,940	$1,726	$3	$-	$3,211

$ in thousands	TDR Delinquency Status as of December 31, 2018
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual
Real estate construction	$-	$-	$-	$-	$-
Consumer real estate	1,027	417	-	-	610
Commercial real estate	3,606	1,112	-	-	2,494
Commercial non-real estate	1,015	1,010	-	-	5
Public sector and IDA	-	-	-	-	-
Consumer non-real estate	13	9	4	-	-
Total TDR Loans	$5,661	$2,548	$4	$-	$3,109

Summary of Loan Loss Experience

A.	Analysis of the Allowance for Loan Losses

The following table shows average loan balances at the end of each period; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category; and additions to the allowance which have been charged to operating expense:

$ in thousands	December 31,
	2020	2019	2018	2017	2016
Average loans (1)	$768,393	$719,179	$683,310	$653,364	$621,654
Allowance for loan losses at beginning of year	6,863	7,390	7,925	8,300	8,297
Charge-offs:
Real estate construction	-	-	-	-	29
Consumer real estate	85	192	38	146	133
Commercial real estate	15	150	-	139	488
Commercial non-real estate	372	47	107	82	883
Public Sector and IDA	-	-	-	-	-
Consumer non-real estate	248	531	544	452	273
Total loans charged off	720	920	689	819	1,806
Recoveries:
Real estate construction	-	-	-	-	-
Consumer real estate	18	-	3	1	2
Commercial real estate	145	49	49	131	83
Commercial non-real estate	9	1	22	23	10
Public Sector and IDA	-	-	-	-	-
Consumer non-real estate	175	217	161	132	64
Total recoveries	347	267	235	287	159
Net loans charged off	373	653	454	532	1,647
Provision for (recovery of) loan losses	1,991	126	(81)	157	1,650
Allowance for loan losses at end of year	$8,481	$6,863	$7,390	$7,925	$8,300
Net charge-offs to average loans(1)	0.05%	0.09%	0.07%	0.08%	0.26%

(1)	Loans are presented net of unearned income and deferred fees and costs.

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

B.	Allocation of the Allowance for Loan Losses

The allowance for loan losses has been allocated according to the amount deemed necessary to provide for anticipated losses within the categories of loans for the years indicated as follows:

$ in thousands	December 31,
	2020		2019		2018		2017		2016
	Allowance Amount	Percent of Loans to Total Loans(1)	Allowance Amount	Percent of Loans to Total Loans(1)	Allowance Amount	Percent of Loans to Total Loans(1)	Allowance Amount	Percent of Loans to Total Loans(1)	Allowance Amount	Percent of Loans to Total Loans(1)
Real estate construction	$503	5.49%	$400	5.76%	$398	5.33%	$337	5.19%	$438	5.60%
Consumer real estate	2,165	23.61%	1,895	24.72%	2,049	24.70%	2,027	24.97%	1,830	24.32%
Commercial real estate	3,853	51.05%	2,559	49.77%	2,798	49.77%	3,044	50.91%	3,738	51.88%
Commercial non-real estate	670	10.23%	555	6.35%	602	6.55%	1,072	6.06%	1,063	6.02%
Public sector and IDA	339	5.32%	478	8.69%	583	8.55%	419	7.69%	330	7.01%
Consumer non-real estate	555	4.30%	650	4.71%	750	5.10%	707	5.18%	644	5.17%
Unallocated	396		326		210		319		257
	$8,481	100.00%	$6,863	100.00%	$7,390	100.00%	$7,925	100.00%	$8,300	100.00%

(1)	Loans are presented on a gross basis.

An analysis of the allowance for loan losses by impairment basis follows:

$ in thousands	December 31,
	2020	2019	2018
Impaired loans(1)	$4,903	$5,289	$6,820
Allowance related to impaired loans(1)	75	110	139
Allowance to impaired loans(1)	1.53%	2.08%	2.04%

Non-impaired loans(1)	765,124	728,738	703,577
Allowance related to non-impaired loans(1)	8,406	6,753	7,251
Allowance to non-impaired loans(1)	1.10%	0.93%	1.03%

Total gross loans	770,027	734,027	710,397
Less: unearned income and deferred fees and costs	(1,228)	(576)	(598)
Loans, net of unearned income and deferred fees and costs	768,799	733,451	709,799
Allowance for loan losses, total	8,481	6,863	7,390
Allowance as a percentage of loans, net of unearned income and deferred fees and costs	1.10%	0.94%	1.04%

(1)	Loans are presented on a gross basis.

Individually-evaluated impaired loans are valued using the fair value of the underlying collateral or the present value of cash flows for each loan. Valuation procedures for impaired loans resulted in a required reserve for impaired loans of $75 at December 31, 2020, $110 at December 31, 2019 and $139 at December 31, 2018. The amount of the individual impaired loan balance that exceeds the fair value is accrued in the allowance for loan losses.

Management’s analysis of the loan portfolio and pertinent economic conditions resulted in a determination of the allowance for loan losses for collectively evaluated loans of $8,406 or 1.10% of such loans at December 31, 2020, $6,753 or 0.93% at December 31, 2019, and $7,251 or 1.03% at December 31, 2018. The allowance for collectively evaluated loans is determined by applying historical charge-off percentages, as well as additional accruals for internal and external credit risk factors to groups of collectively evaluated loans. The Company applies the average of the most recent eight quarters of net charge-offs to calculate historical net charge-offs for the allowance. The ratio increased from 2019 to 2020 due to declines in economic and credit risk factors as a result of responses to the pandemic. The ratio decreased from 2018 to 2019 due to improvements in economic and credit risk factors.

The unallocated portion of the reserve was $396 at December 31, 2020, $326 at December 31, 2019 and $210 at December 31, 2018. The unallocated portion of the reserve is the amount that exceeds the calculated requirement for the allowance for loan losses. The Company’s policy permits an unallocated reserve of up to 5% in excess of the required level for the allowance for loan losses. The surplus provides some mitigation of the uncertainty surrounding the impact of COVID-19.

The total calculated allowance for loan losses of $8,481 at December 31, 2020, $6,863 as of December 31, 2019 and $7,390 as of December 31, 2018 indicated a provision of $1,991 for the 12 months ended December 31, 2020 and indicated a provision of $126 for the 12 months ended December 31, 2019 and a recovery of $81 for the 12 months ended December 31, 2018. Please refer to the discussion under “Provision and Allowance for Loan Losses” for additional information on the determination of the allowance for loan loss.

Securities

The fair value of securities available for sale was $546,742, an increase of $111,479 or 25.61% from December 31, 2019. The securities portfolio is subject to the volatility and risk in the financial markets. The risk in financial markets affects the Company in the same way that it affects other institutional and individual investors. The Company’s investment portfolio includes corporate bonds. If, because of economic hardship, the corporate issuers were to default, there could be a delay in the payment of interest, or there could be a loss of principal and accrued interest. To date, there have been no defaults in any of the corporate bonds held in the portfolio. The Company’s investment portfolio also contains a large percentage of municipal bonds. If economic forces reduce the ability of states and municipalities to make scheduled principal and interest payments on their outstanding indebtedness, or if their income from taxes and other sources declines significantly, states and municipalities could default on their bond obligations. There have been no defaults among the municipal bonds in the Company’s investment portfolio. The fair value of our bond portfolio is affected by interest rates.  The fair value of available for sale securities is reflected on the Company's balance sheet, while held to maturity securities are reported at amortized cost.

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

 Maturities and Associated Yields

The following table presents the maturities for securities available for sale and restricted stock at their carrying values as of December 31, 2020 and weighted average yield for each range of maturities.

$ in thousands	Maturities and Yields
	December 31, 2020
	< 1 Year	1-5 Years	5-10 Years	> 10 Years	None	Total
Available for Sale:
U.S. government agencies	$-	$-	$43,195	$47,968	$-	$91,163
	-	-	1.91%	2.23%	-	2.08%
Mortgage-backed securities	$40	$58	$91,024	$158,053	$-	$249,175
	5.00%	5.64%	1.39%	0.77%	-	0.99%
States and political subdivision – nontaxable (1)	$4,008	$5,729	$12,497	$181,727	$-	$203,961
	4.77%	4.38%	3.56%	2.50%	-	2.67%
Corporate	$-	$-	$-	$2,443	$-	$2,443
	-	-	-	4.00%	-	4.00%
Total	$4,048	$5,787	$146,716	$390,191	$-	$546,742
	4.77%	4.39%	1.73%	1.78%	-	1.81%

Restricted stock:
Restricted stock	$-	$-	$-	$-	$1,279	$1,279
	-	-	-	-	4.93%	4.93%

(1) Rates shown represent weighted average yield on a fully taxable basis.

The majority of mortgage-backed securities and collateralized mortgage obligations held at December 31, 2020 were backed by U.S. government agencies. Certain holdings are required to be periodically subjected to the Federal Financial Institution Examination Council’s (FFIEC) high risk mortgage security test. These tests address possible fluctuations in the average life and variances caused by the change in rate times the change in volume that have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each. Except for U.S. government agency securities, the Company has no securities with any issuer that exceeds 10% of stockholders’ equity.

Deposits

Total deposits increased by $177,390 or 15.84%, from $1,119,753 at December 31, 2019 to $1,297,143 at December 31, 2020. The two greatest impacts came from growth of $119,811 in interest-bearing demand deposits and growth of $74,927 in noninterest-bearing deposits. During the first quarter of 2020, the Company decreased its deposit offering rates as a result of the Federal Reserve decreases in the Fed Funds rate. When December 31, 2019 is compared with December 31, 2018, total deposits increased $67,811, or 6.45%, from $1,051,942 at December 31, 2018, primarily due growth in interest-bearing demand deposits and time deposits.

A.   Average Amounts of Deposits and Average Rates Paid

Average amounts and average rates paid on deposit categories are presented below:

$ in thousands	Year Ended December 31,
	2020		2019		2018
	Average Amounts	Average Rates Paid	Average Amounts	Average Rates Paid	Average Amounts	Average Rates Paid
Noninterest-bearing demand deposits	$248,392	-	$200,970	-	$192,440	-
Interest-bearing demand deposits	669,383	0.56%	601,884	0.85%	606,766	0.68%
Savings deposits	158,334	0.26%	142,985	0.31%	140,918	0.17%
Time deposits	112,463	1.48%	116,844	1.54%	105,674	0.50%
Average total deposits	$1,188,572	0.49%	$1,062,683	0.69%	$1,045,798	0.47%

B.   Time Deposits of $250 or More

The following table sets forth time certificates of deposit and other time deposits of $250 or more:

$ in thousands	December 31, 2020
	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
Total time deposits of $250 or more	$553	$3,543	$7,608	$1,473	$13,177

Derivatives and Market Risk Exposures

The Company is not a party to derivative financial instruments with off-balance sheet risks such as futures, forwards, swaps, and options. The Company is a party to financial instruments with off-balance sheet risks such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business to meet the financing needs of its customers. See Note 13 of Notes to Consolidated Financial Statements for additional information relating to financial instruments with off-balance sheet risk. Management does not plan any future involvement in high risk derivative products. The Company has investments in mortgage-backed securities, principally through the Government National Mortgage Association and Federal National Mortgage Association, with a fair value of approximately $249,175. See Note 3 of Notes to Consolidated Financial Statements for additional information relating to securities.

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

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse liquidity sources, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and FHLB advances. At December 31, 2020, the Bank did not have discount window borrowings, short-term borrowings, or FHLB advances.  To assure that short-term borrowing is readily available, the Company tests accessibility annually.

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

Regulatory capital levels determine the Company’s ability to use purchased deposits and the Federal Reserve discount window. At December 31, 2020, the Company is considered well capitalized and does not have any restrictions on purchased deposits or borrowing ability at the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. At December 31, 2020, the Company’s liquidity is sufficient to meet projected trends in these areas.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At December 31, 2020, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At December 31, 2020, the loan to deposit ratio was 59.27%. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on lease arrangements, contractual commitments with depositors, and service contracts. The table below presents our significant contractual obligations as of December 31, 2020, except for pension and other postretirement benefit plans, which are included in Note 8, "Employee Benefit Plans," of Notes to Consolidated Financial Statements in this Form 10-K.

$ in thousands	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Time deposits	$89,582	$64,193	$21,925	$3,397	$67
Purchase obligations (1)	14,192	4,350	6,350	3,492	-
Operating leases	2,249	363	704	578	604
Total	$106,023	$68,906	$28,979	$7,467	$671

(1)	Includes contracts with a minimum annual payment of $100.

As of December 31, 2020, the Company was not aware of any other known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of December 31, 2020, the Company has no material commitments for long term debt or for capital expenditures.

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements for information relating to recent accounting pronouncements.

Capital Resources

Total stockholders’ equity at December 31, 2020 was $200,607, an increase of $16,881, or 9.19%, from the $183,726 at December 31, 2019. The largest component of 2020 stockholders’ equity was retained earnings of $189,547, which included net income of $16,077, offset by dividends of $9,000 and repurchase of shares of $1,650. Total stockholders’ equity decreased by $6,512 or 3.42%, from $190,238 on December 31, 2018 to $183,726 on December 31, 2019.

The Company qualifies as a small bank holding company under the Federal Reserve’s Small Bank Holding Company Policy Statement, which exempts bank holding companies with less than $3 billion in assets from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements. National Bank of Blacksburg is subject to various capital requirements administered by banking agencies, including an additional capital conservation buffer in order to make capital distributions or discretionary bonus payments. Risk based capital ratios for the Bank are shown in the following tables.

	Ratios at December 31, 2020	Ratios at December 31, 2019	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservation Buffer
Total Capital Ratio	19.943%	23.128%	8.000%	10.500%
Tier I Capital Ratio	19.028%	22.283%	6.000%	8.500%
Common Equity Tier I Capital Ratio	19.028%	22.283%	4.500%	7.000%
Leverage Ratio	12.105%	14.175%	4.000%	4.000%

Risk-based capital ratios are calculated in compliance with FDIC rules based on Basel III Capital Rules. The Bank’s ratios are well above the required minimums at December 31, 2020 and December 31, 2019.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements at December 31, 2020 are detailed in the table below.

$ in thousands	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Commitments to extend credit	$178,341	$178,341	$-	$-	$-
Standby letters of credit	13,474	13,474	-	-	-
Mortgage loans with potential recourse	40,362	40,362	-	-	-
Operating leases	2,249	363	704	578	604
Total	$234,426	$232,540	$704	$578	$604

In the normal course of business the Company’s banking affiliate extends lines of credit to its customers. Amounts drawn upon these lines vary at any given time depending on the business needs of the customers.

Standby letters of credit are also issued to the Bank’s customers. There are two types of standby letters of credit. The first is a guarantee of payment to facilitate customer purchases. The second type is a performance letter of credit that guarantees a payment if the customer fails to perform a specific obligation. Revenue from these letters was approximately $52 in 2020.

While it would be possible for customers to fully draw on approved lines of credit and for beneficiaries to call all letters of credit, historically this has not occurred. In the event of a sudden and substantial draw on these lines, the Company has its own lines of credit from which it can draw funds. A sale of loans or investments would also be an option to meet liquidity demands.

The Company sells mortgages on the secondary market subject to recourse agreements. The mortgages originated must meet strict underwriting and documentation requirements for the sale to be completed. The Company estimates a potential loss reserve for recourse provisions. The amount is not material as of December 31, 2020. To date, no recourse provisions have been invoked.

Operating leases are for buildings used in the Company’s day-to-day operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information about market risk is set forth above in the “Interest Rate Sensitivity” and “Derivatives and Market Risk Exposure” sections of the Management’s Discussion and Analysis.

Item 8. Financial Statements and Supplementary Data

Consolidated Balance Sheets	December 31,
$ in thousands, except share and per share data	2020	2019
Assets
Cash and due from banks	$13,147	$10,290
Interest-bearing deposits	120,725	76,881
Securities available for sale, at fair value	546,742	435,263
Restricted stock	1,279	1,220
Mortgage loans held for sale	866	905
Loans:
Real estate construction loans	42,266	42,303
Consumer real estate loans	181,782	181,472
Commercial real estate loans	393,115	365,373
Commercial non-real estate loans	78,771	46,576
Public sector and IDA loans	40,983	63,764
Consumer non-real estate loans	33,110	34,539
Total loans	770,027	734,027
Less unearned income and deferred fees and costs	(1,228)	(576)
Loans, net of unearned income and deferred fees and costs	768,799	733,451
Less allowance for loan losses	(8,481)	(6,863)
Loans, net	760,318	726,588
Premises and equipment, net	10,035	8,919
Accrued interest receivable	5,028	4,285
Other real estate owned, net	1,553	1,612
Goodwill	5,848	5,848
Bank-owned life insurance (BOLI)	36,444	35,567
Other assets	17,688	14,459
Total assets	$1,519,673	$1,321,837
Liabilities and Stockholders’ Equity
Noninterest-bearing demand deposits	$276,793	$201,866
Interest-bearing demand deposits	763,293	643,482
Savings deposits	167,475	146,377
Time deposits	89,582	128,028
Total deposits	1,297,143	1,119,753
Accrued interest payable	56	144
Other liabilities	21,867	18,214
Total liabilities	1,319,066	1,138,111
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $1.25 par value. Authorized 10,000,000 shares; issued and outstanding, 6,432,020 shares in 2020 and 6,489,574 in 2019	8,040	8,112
Retained earnings	189,547	184,120
Accumulated other comprehensive income (loss), net	3,020	(8,506)
Total stockholders’ equity	200,607	183,726
Total liabilities and stockholders’ equity	$1,519,673	$1,321,837

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	Years ended December 31,
$ in thousands, except per share data	2020	2019	2018
Interest Income
Interest and fees on loans	$34,523	$33,869	$31,333
Interest on interest-bearing deposits	276	1,523	672
Interest and dividends on securities – taxable	7,383	6,725	6,856
Interest on securities – nontaxable	1,826	3,030	4,363
Total interest income	44,008	45,147	43,224

Interest Expense
Interest on deposits	5,837	7,380	4,883
Interest on borrowings	-	-	164
Total interest expense	5,837	7,380	5,047
Net interest income	38,171	37,767	38,177
Provision for (recovery of) loan losses	1,991	126	(81)
Net interest income after provision for (recovery of) loan losses	36,180	37,641	38,258

Noninterest Income
Service charges on deposit accounts	1,966	2,453	2,678
Other service charges and fees	162	198	132
Credit and debit card fees, net	1,400	1,398	1,431
Trust income	1,662	1,622	1,565
BOLI income	877	910	901
Gain on sale of mortgage loans	676	297	199
Other income	1,093	1,346	806
Realized securities gains, net	108	566	17
Total noninterest income	7,944	8,790	7,729

Noninterest Expense
Salaries and employee benefits	14,674	14,920	14,506
Occupancy, furniture and fixtures	1,795	1,866	1,845
Data processing and ATM	3,088	3,171	2,784
FDIC assessment	198	167	359
Intangible assets amortization	-	-	50
Net costs of other real estate owned	39	47	553
Franchise taxes	1,340	1,333	1,278
Write-down of insurance receivable	-	-	2,010
Other operating expenses	3,836	4,250	3,891
Total noninterest expense	24,970	25,754	27,276
Income before income taxes	19,154	20,677	18,711
Income tax expense	3,077	3,211	2,560
Net income	$16,077	$17,466	$16,151
Basic net income per common share	$2.48	$2.65	$2.32
Fully diluted net income per common share	$2.48	$2.65	$2.32

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Years ended December 31,
$ in thousands, except per share data	2020	2019	2018
Net Income	$16,077	$17,466	$16,151

Other Comprehensive Income (Loss), Net of Tax
Unrealized holding gain (loss) on available for sale securities net of tax of $3,502 in 2020, $1,486 in 2019 and ($595) in 2018	13,176	5,595	(2,246)
Reclassification adjustment for gain included in net income, net of tax of ($23) in 2020, ($119) in 2019 and ($4) in 2018	(85)	(447)	(13)
Transfer from held to maturity to available for sale securities, net of tax of $237 in 2018	-	-	891
Net pension loss arising during the period, net of tax of ($393) in 2020, ($394) in 2019 and ($249) in 2018	(1,478)	(1,482)	(936)
Less amortization of prior service cost included in net periodic pension cost, net of tax of ($23) in 2020, ($23) in 2019 and ($24) in 2018	(87)	(87)	(86)
Other comprehensive income (loss), net of tax of $3,063 in 2020, $950 in 2018 and ($635) in 2018	11,526	3,579	(2,390)
Total Comprehensive Income	$27,603	$21,045	$13,761

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

$ in thousands, except share and per share data	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2017	$8,698	$185,893	$(9,695)	$184,896
Net income	-	16,151	-	16,151
Other comprehensive loss, net of tax of ($635)	-	-	(2,390)	(2,390)
Cash dividend ($1.21 per share)	-	(8,419)	-	(8,419)
Balance at December 31, 2018	$8,698	$193,625	$(12,085)	$190,238
Net income	-	17,466	-	17,466
Other comprehensive income, net of tax of $950	-	-	3,579	3,579
Cash dividend ($1.39 per share)	-	(9,032)	-	(9,032)
Stock repurchase (468,400 shares)	(586)	(17,939)	-	(18,525)
Balance at December 31, 2019	$8,112	$184,120	$(8,506)	$183,726
Net income	-	16,077	-	16,077
Other comprehensive income, net of tax of $3,063	-	-	11,526	11,526
Cash dividend ($1.39 per share)	-	(9,000)	-	(9,000)
Stock repurchase (57,554 shares)	(72)	(1,650)	-	(1,722)
Balance at December 31, 2020	$8,040	$189,547	$3,020	$200,607

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Years ended December 31,
$ in thousands	2020	2019	2018
Cash Flows from Operating Activities
Net income	$16,077	$17,466	$16,151
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	1,991	126	(81)
Deferred income tax expense (benefit)	282	529	(382)
Depreciation of premises and equipment	708	739	766
Amortization of intangibles	-	-	50
Amortization of premiums and accretion of discounts, net	1,455	212	58
Loss (gain) on disposal of fixed assets	(2)	5	-
Gain on calls and sales of securities available for sale, net	(108)	(566)	(17)
Loss (gain) and write-down on other real estate owned	(13)	5	489
Loss on sale of repossessed assets	1	4	8
Income on investment in BOLI	(877)	(910)	(901)
Gain on sale of mortgage loans held for sale	(676)	(297)	(199)
Origination of mortgage loans held for sale	(39,647)	(21,032)	(12,626)
Sale of mortgage loans held for sale	40,362	20,496	13,013
Contribution to defined benefit plan	(5,000)	-	-
Net change in:
Accrued interest receivable	(743)	875	137
Other assets	(132)	(1,340)	2,899
Accrued interest payable	(88)	55	27
Other liabilities	203	2,465	404
Net cash provided by operating activities	13,793	18,832	19,796

Cash Flows from Investing Activities
Net change in interest-bearing deposits	(43,844)	(33,390)	7,742
Proceeds from repayments of mortgage-backed securities	18,068	1,089	224
Proceeds from calls, sales and maturities of securities available for sale	126,840	348,032	50,438
Proceeds from calls and maturities of securities held to maturity	-	-	6,430
Purchases of securities available for sale	(241,164)	(352,505)	(25,323)
Net change in restricted stock	(59)	-	(20)
Purchases of loan participations	(11,404)	(673)	(7,853)
Collections of loan participations	207	4,262	970
Loan originations and principal collections, net	(24,875)	(28,388)	(35,591)
Proceeds from disposal of other real estate owned	72	591	276
Proceeds from disposal of repossessed assets	30	53	34
Recoveries on loans charged off	347	267	235
Additions to premises and equipment	(1,824)	(1,032)	(1,191)
Proceeds from sale of premises and equipment	2	16	-
Net cash used in investing activities	(177,604)	(61,678)	(3,629)
(continued)

Cash Flows from Financing Activities
Net change in time deposits	(38,446)	26,229	(13,085)
Net change in other deposits	215,836	41,582	5,293
Cash dividends paid	(9,000)	(9,032)	(8,419)
Shares repurchased	(1,722)	(18,525)	-
Net cash provided by (used in) financing activities	166,668	40,254	(16,211)

Net change in cash and due from banks	2,857	(2,592)	(44)
Cash and due from banks at beginning of year	10,290	12,882	12,926
Cash and due from banks at end of year	$13,147	$10,290	$12,882

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$5,925	$7,325	$5,020
Income taxes paid	3,860	2,544	1,778

Supplemental Disclosures of Noncash Activities
Loans charged against the allowance for loan losses	$720	$920	$689
Loans transferred to other real estate owned	-	156	-
Loans transferred to repossessed assets	4	71	55
Unrealized gain (loss) on securities available for sale	16,570	6,515	(2,858)
Unrealized net gain on securities transferred from HTM to AFS	-	-	1,128
Fair value of securities transferred from held to maturity to available for sale	-	-	119,790
Minimum pension liability adjustment	(1,981)	(1,986)	(1,295)
Increase in operating lease right-of-use asset during the period	24	1,837	-
Increase in operating lease liability during the period	24	1,837	-

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

$ in thousands, except per share data.

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

Commercial real estate includes loans secured by multifamily residential real estate, commercial real estate occupied by the owner/borrower, and commercial real estate leased to non-owners. Loans in the commercial real estate segment are impacted by economic risks from changing commercial real estate markets, rental markets for multi-family housing and commercial buildings, business bankruptcy rates, local unemployment rates and interest rate trends that would impact the businesses housed by the commercial real estate.

Commercial non-real estate loans are secured by collateral other than real estate, or are unsecured. Credit risk for commercial non-real estate loans is subject to economic conditions, generally monitored by local business bankruptcy trends, interest rates, borrower repayment ability and collateral value (if secured).

Public sector and IDA loans are extended to municipalities and related entities. Credit risk stems from the entity’s ability to repay through either a direct obligation or assignment of specific revenues from an enterprise or other economic activity, and interest rate trends.

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

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses, any purchase premium or discount, unearned income and deferred fees or costs. Interest income is accrued on the unpaid principal balance. Unearned income on dealer-originated loans and loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. Purchase premium or discount is recognized as an adjustment of the related loan yield using the interest method.

The Company considers multiple factors when determining whether to discontinue accrual of interest on individual loans. Generally loans are placed in nonaccrual status when collection of interest and/or full principal is considered doubtful. Interest accrual is discontinued at the time a commercial real estate loan or commercial non-real estate loan is 90 days delinquent unless the credit is well secured and in the process of collection. Loans within all loan classes that are not TDRs but that are impaired and have an associated impairment loss are placed on nonaccrual. TDRs within all classes that allow the borrower to discontinue payments of principal or interest for more than 90 days are placed on nonaccrual unless the modification provides reasonable assurance of repayment performance and collateral value supports regular underwriting requirements. TDRs within all classes that maintain current status for at least a six-month period, including history prior to restructuring, may be returned to accrual status.

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

Goodwill

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Goodwill is subject to at least an annual assessment for impairment by applying a fair value based test. The Company performs its annual analysis as of September 30 of each fiscal year. The impairment test incorporated data as of September 30, 2020.

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

Based upon data at September 30, 2020, the second test using market pricing multiples for companies comparable to NBI and the third test using current market pricing multiples for change-of control transactions involving companies comparable to NBI indicated fair value in excess of book value. However, the market capitalization test, based upon the closing price of the Company’s common stock on September 30, 2020, indicated fair value below book value. Market capitalization was measured at $164,381, compared with book value of $202,194. Management monitored the Company’s share price during the fourth quarter of 2020. The indicated market capitalization on December 31, 2020 was $201,387, exceeding book value of $200,607. Management determined that the share price at September 30, 2020 fell below book value due to temporary market forces. For this reason, and because two other tests did not indicate impairment, no impairment was assessed.

For the years ended December 31, 2019 and 2018, each measure indicated that the Company’s fair value exceeded its book value and no indicators of impairment for goodwill were identified.

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

Income Taxes

Income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the asset and liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

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

Trust Assets and Income

Assets (other than cash deposits) held by NBB’s Trust Department in a fiduciary or agency capacity for customers are not included in the consolidated financial statements since such items are not assets of the Company. Trust income is recognized on the accrual basis.

Earnings Per Common Share

Basic earnings per common share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.

The following shows the weighted average number of shares used in computing earnings per common share for the years indicated.

	2020	2019	2018
Average number of common shares outstanding	6,483,230	6,580,659	6,957,974

As of December 31, 2020 and December 31, 2019, there were no potential common shares outstanding.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business are recorded as liabilities when the likelihood of loss is probable and reasonably estimated. Management does not believe there are such matters that will have a material effect on the consolidated financial statements.

Advertising

The Company charges advertising costs to expenses as incurred. Advertising expenses were $99 for the year ended December 31, 2020, $120 for the year ended December 2019 and $106 for the year ended December 31, 2018.

Revenue Recognition

The Company accounts for revenue associated with financial instruments, including loans and securities via the accrual method. The Company recognizes noninterest income when it satisfies commitments to customers. Please refer to Note 18: Revenue Recognition.

Use of Estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of OREO, evaluation of impairment of goodwill, and pension obligations.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASUs 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03.  These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters.  Smaller reporting companies who file with the SEC and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022.  The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company’ CECL Readiness Committee is working to  address information requirements, determine methodology, research forecasts and ensure readiness and compliance with the standard. The Company has begun calculating and refining concurrent models using CECL methodology.  The Company will continue to fine tune assumptions prior to the effective date.

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

On March 12, 2020, the SEC amended its “accelerated filer” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these filer classifications and were effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer’s first annual report filed with the SEC subsequent to the effective date. Prior to these changes, the Company was required to comply with section 404(b) of the Sarbanes Oxley Act concerning auditor attestation over internal control over financial reporting as an “accelerated filer” as it had more than $75 million in public float but less than $700 million at the end of the Company’s most recent second quarter.  The rule revises the definition of “smaller reporting companies” to include entities with public float of less than $700 million and less than $100 million in annual revenues.  The Company meets this expanded category of small reporting company and will no longer be considered an accelerated filer.  If the Company’s annual revenues exceed $100 million, its category will change back to “accelerated filer”.  The classifications of “accelerated filer” and “large accelerated filer” require a public company to obtain an auditor attestation concerning the effectiveness of internal control over financial reporting (“ICFR”) and include the opinion on ICFR in its annual report on Form 10-K.  Non-accelerated filers also have additional time to file quarterly and annual financial statements.  All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of internal control over financial reporting, but the external auditor attestation of internal control over financial reporting is not required for non-accelerated filers.  As the Bank has total assets exceeding $1.0 billion, it remains subject to FDICIA, which requires an auditor attestation concerning internal controls over financial reporting.  As such, other than the additional time provided to file quarterly and annual financial statements, this change does not significantly change the Company’s annual reporting and audit requirements.

In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.”  These amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Certain disclosure requirements have been deleted while the following disclosure requirements have been added: the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendments also clarify the disclosure requirements in paragraph 715-20-50-3, which state that the following information for defined benefit pension plans should be disclosed: The projected benefit obligation (“PBO”) and fair value of plan assets for plans with PBOs in excess of plan assets and the accumulated benefit obligation (“ABO”) and fair value of plan assets for plans with ABOs in excess of plan assets. The amendments are effective for fiscal years ending after December 15, 2020. Early adoption is permitted.  The Company does not expect the adoption of ASU 2018-14 to have a material impact on its consolidated financial statements.

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

In March 2020 (revised in April 2020), various regulatory agencies, including the Federal Reserve, FDIC and the OCC issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASC 310-40, “Receivables – Troubled Debt Restructurings by Creditors” (“ASC 310-40”), a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.   In August 2020, a joint statement on additional loan modifications was issued.  Among other things, the Interagency Statement addresses accounting and regulatory reporting considerations for loan modifications, including those accounted for under Section 4013 of the CARES Act.  The CARES Act was signed into law on March 27, 2020 to help support individuals and businesses through loans, grants, tax changes and other types of relief.  The most significant impacts of the CARES Act related to accounting for loan modifications and establishment of the PPP.  On December 21, 2020, the Appropriations Act was passed.  The Appropriations Act extends or modifies many of the relief programs first created by the CARES Act, including the PPP and treatment of certain loan modifications related to the COVID-19 pandemic.   The Company participated in the PPP and provided modifications that qualified under Section 4013 of the CARES act.  Details on the Company’s modifications and PPP loans can be found in Note 5: Allowance for Loan Losses, Nonperforming Assets and Impaired Loans and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Congress of the United States, along with the President of the United States and the Federal Reserve have taken historic actions. Most notably, the CARES Act was signed into law at the end of March 2020 and provided $2 trillion to cushion the economic fallout. The CARES Act employed various measures in an attempt to prevent a severe economic downturn, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also included extensive emergency funding for hospitals and providers.  Certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts have had and are expected to have a material impact on the Company’s operations.

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

In keeping with guidance from regulators, the Company has actively worked with COVID-19 affected borrowers to provide short-term payment relief, including providing payment extensions, interest-only periods and rate reductions. For certain real estate secured loans, payment extensions result in reversal of previously accrued interest, immediately reducing interest income. Interest begins accruing again at the next payment date and the reversed interest will be recognized at the end of the loan term. Accrued interest on other loans is not reversed when the payment is extended. If eventual credit losses are identified on any loan that has received a payment extension or interest only period, interest and fee income accrued pursuant to GAAP accounting would be reversed at the time the loss is identified. In such a scenario, interest income in future periods could be negatively impacted. At this time, the Company is unable to project the materiality of such an impact, but recognizes economic declines may affect its borrowers’ ability to repay in future periods.

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

Asset valuation

Currently, the Company does not expect COVID-19 to affect its ability to account timely for the assets on its balance sheet; however if the impact of the pandemic worsens, valuation procedures in future periods could be negatively affected. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances, such as widening credit spreads, the Company does not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.

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

The COVID-19 pandemic has caused significant stock market volatility which adversely impacted the Company’s stock price. As a result of this volatility and impact on the market, management determined that a triggering event occurred. Management performed an interim quantitative goodwill impairment analysis as of March 31, 2020 and June 30, 2020. Management contracted an independent third party expert to perform a quantitative goodwill impairment analysis as of September 30, 2020 during the fourth quarter 2020.

If in the future the pandemic or other adverse events cause a sustained decline in the Company’s stock price or the occurrence of what management deems to be a triggering event, under certain circumstances prescribed by GAAP, the Company will perform goodwill impairment testing as needed, which may be more frequently than annually. In the event that testing indicates that all or a portion of goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings.

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

Lending operations and accommodations to borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company has provided modifications for its borrowers who are adversely affected by the pandemic.  Depending on the demonstrated need of the borrower, the Company has provided payment extensions, granted periods of interest only payments to otherwise amortizing loans, and interest rate reductions.  As of December 31, 2020, the Company has provided COVID-19 related accommodations on 388 loans with aggregate outstanding loan balances of $182,829.  In accordance with the CARES Act and interagency guidance issued in March 2020 and revised in April 2020, these short term extensions are not considered TDRs.  The Company is monitoring loans with payment extensions, with special attention to loans with payment extensions that exceed 90 days, as well as subsequent requests for modifications to determine whether changes in risk rates, accrual status or TDR status is warranted.

With the passage of the PPP, administered by the SBA, the Company is actively participating in assisting its customers through the program.  Most of the PPP loans the Company made have a two-year term and earn interest at 1%. Guidance issued by the SBA during the second wave of funding provided terms of up to five years.  If borrowers request a change from two years to five years, the Company will likely grant the request.  The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of December 31, 2020, the Company holds $35,992 in PPP loans, net of deferred fees and costs.  It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan loss through provision for loan loss charged to earnings.

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

Note 2: Restriction on Cash

The Company’s subsidiary bank is a member of the Federal Reserve System. The Federal Reserve does not currently require member banks to hold an average balance in order to purchase services from the Federal Reserve.

Note 3: Securities

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, as of the dates indicated, follows:

	December 31, 2020
Available for sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$86,859	$4,477	$173	$91,163
States and political subdivisions	196,435	7,778	252	203,961
Mortgage-backed securities	244,780	4,473	78	249,175
Corporate debt securities	2,001	442	-	2,443
Total securities available for sale	$530,075	$17,170	$503	$546,742

	December 31, 2019
Available for sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$119,903	$1,995	$775	$121,123
States and political subdivisions	88,092	791	644	88,239
Mortgage-backed securities	223,173	45	1,435	221,783
Corporate debt securities	3,998	120	-	4,118
Total securities available for sale	$435,166	$2,951	$2,854	$435,263

The amortized cost and fair value of single maturity securities available for sale at December 31, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity at December 31, 2020.

	December 31, 2020
Available for sale:	Amortized Cost	Fair Value
Due in one year or less	$4,002	$4,048
Due after one year through five years	5,605	5,787
Due after five years through ten years	141,804	146,716
Due after ten years	378,664	390,191
Total securities available for sale	$530,075	$546,742

Information pertaining to securities with gross unrealized losses at December 31, 2020 and 2019 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2020
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies and corporations	$28,798	$173	$-	$-
State and political subdivisions	32,353	249	635	3
Mortgage-backed securities	8,816	76	4,060	2
Total temporarily impaired securities	$69,967	$498	$4,695	$5

	December 31, 2019
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies and corporations	$53,244	$738	$38,962	$37
State and political subdivisions	35,934	596	591	48
Mortgage-backed securities	181,279	1,435	-	-
Total temporarily impaired securities	$270,457	$2,769	$39,553	$85

The Company had 62 securities with a fair value of $74,662 that were temporarily impaired at December 31, 2020.  The total unrealized loss on these securities was $503. Of the temporarily impaired total, two securities with a fair value of $4,695 and an unrealized loss of $5 have been in a continuous loss position for 12 months or more. The Company has determined that these securities are temporarily impaired at December 31, 2020 for the reasons set out below.

States and political subdivisions. This category exhibits unrealized losses of $3 on one security with a fair value of $635. The Company reviewed financial statements and cash flows for the security and determined that the unrealized loss is primarily the result of interest rate and market fluctuations and not associated with impaired financial status. The contractual terms of the investment do not permit the issuer to settle the security at a price less than the cost basis of the investment. Because the Company does not intend to sell the investment and it is not likely that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be at maturity, the Company does not consider the investment to be other-than-temporarily impaired.

Mortgage-backed securities. This category exhibits unrealized losses of $2 on one security with a fair value of $4,060. The unrealized losses were caused by interest rate and market fluctuations. The Company is monitoring bond market trends to develop strategies to address unrealized loss. Because the Company does not intend to sell the investment and it is not likely that the Company will be required to sell the investment before recovery of its amortized costs basis, which may be at maturity, the Company does not consider this investment to be other-than-temporarily impaired.

Restricted Stock

The Company holds restricted stock of $1,279 as of December 31, 2020 and $1,220 as of December 31, 2019. Restricted stock is reported separately from available for sale securities and held to maturity securities. As a member of the Federal Reserve and the FHLB, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. The Company purchases stock from or sells stock back to the correspondents based on their calculations. The stock is held by member institutions only and is not actively traded.

Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. In addition to dividends, NBB also benefits from its membership with FHLB through eligibility to borrow from the FHLB, using as collateral NBB’s capital stock investment in the FHLB and qualifying NBB real estate mortgage loans totaling $558,703 at December 31, 2020. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at December 31, 2020, management did not determine any impairment.

Management regularly monitors the credit quality of the investment portfolio. Changes in ratings are noted and follow-up research on the issuer is undertaken when warranted. Management intends to carefully monitor any changes in bond quality.

Pledged Securities

At December 31, 2020 and 2019, securities with a carrying value of $251,048 and $220,999, respectively, were pledged to secure municipal deposits and for other purposes as required or permitted by law.

Realized Securities Gains and Losses

During 2020, the Company realized net securities gains of $108, including net gains of $43 on the sale of securities and $65 on calls of securities. During 2019, the Company realized net securities gains of $566, including net gains of $438 on the sale of securities and $128 on calls of securities.  The sales of securities were pursuant to a restructuring plan to manage interest rate risk.  During 2018, the $17 realized securities gain stemmed from the call of one security with a gain of $1 and the sale of another security for a gain of $16.  All other net realized gains resulted from calls of securities. Information pertaining to realized gains and losses on sold and called securities follows:

	For the year ended December 31, 2020
	Proceeds	Book Value	Gross Gain	Gross Loss	Net Gain
Available for sale	$126,840	$126,732	$110	$2	$108

	For the year ended December 31, 2019
	Proceeds	Book Value	Gross Gain	Gross Loss	Net Gain
Available for sale	$348,032	$347,466	$1,157	$591	$566

	For the year ended December 31, 2018
	Proceeds	Book Value	Gross Gain	Gross Loss	Net Gain
Available for sale	$17,287	$17,270	$17	$-	$17
Held to maturity	6,430	6,430	-	-	-

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

Note 4: Related Party Transactions

In the ordinary course of business, the Company, through its banking subsidiary, has granted loans to related parties, including executive officers and directors of NBI and its subsidiaries. Total funded credit extended to related parties amounted to $15,519 at December 31, 2020 and $15,118 at December 31, 2019. During 2020, total principal additions totaled $10,649 and principal payments were $10,248. During 2019, total principal additions were $6,152 and principal payments were $6,372.

The Company held $16,140 in deposits for related parties as of December 31, 2020 and $7,176 as of December 31, 2019.

The Company leases to a director a small office space.  The lease payments totaled $5 in 2020 and $5 in 2019. The Company has also contracted with a director's firm to prepare architectural plans for a new office in Roanoke, Virginia.  The arrangement is at arms-length and the Company paid the director's firm $66 in 2020 and $28 in 2019.

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

CollectivelyEvaluated Loans

The Company evaluated characteristics in the loan portfolio and determined major segments and smaller classes within each segment. These characteristics include collateral type, repayment sources, and (if applicable) the borrower’s business model. The methodology for calculating reserves for collectively evaluated loans is applied at the class level.

Portfolio Segments and Classes

The segments and classes used in determining the allowance for loan losses are as follows.

Real Estate Construction	Commercial Non-Real Estate
Construction, residential	Commercial and Industrial
Construction, other
Public Sector and IDA
Consumer Real Estate	State and political subdivisions
Equity lines
Residential closed-end first liens	Consumer Non-Real Estate
Residential closed-end junior liens	Credit cards
Investor-owned residential real estate	Automobile
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

Factors analyzed for each class, with resultant allocations based upon the level of risk assessed for each class, include the risk from changes in loan review, levels of past due loans, levels of nonaccrual loans, current class balance as a percentage of total loans, and the percentage of high risk loans within the class. The Company analyzes housing data for its impact to affected classes. During the fourth quarter of 2020, the Company added a factor to analyze commercial loans modified under the CARES Act that received subsequent modifications that also qualified under the CARES act. Please refer to Note 1: Summary of Significant Accounting Policies for a discussion of risk factors pertinent to each class.

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

Commercial non-real estate loans are secured by collateral other than real estate, or are unsecured. Credit risk for commercial non-real estate loans is subject to economic conditions, generally monitored by local business bankruptcy trends, and interest rates. Included in this segment are the SBA-guaranteed PPP loans, which are assumed to not be subject to credit risk.

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

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows:

	Activity in the Allowance for Loan Losses by Segment for the year ended December 31, 2020
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non-Real Estate	Unallocated	Total
Balance, December 31, 2019	$400	$1,895	$2,559	$555	$478	$650	$326	$6,863
Charge-offs	-	(85)	(15)	(372)	-	(248)	-	(720)
Recoveries	-	18	145	9	-	175	-	347
Provision for (recovery of) loan losses	103	337	1,164	478	(139)	(22)	70	1,991
Balance, December 31, 2020	$503	$2,165	$3,853	$670	$339	$555	$396	$8,481

	Activity in the Allowance for Loan Losses by Segment for the year ended December 31, 2019
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non-Real Estate	Unallocated	Total
Balance, December 31, 2018	$398	$2,049	$2,798	$602	$583	$750	$210	$7,390
Charge-offs	-	(192)	(150)	(47)	-	(531)	-	(920)
Recoveries	-	-	49	1	-	217	-	267
Provision for (recovery of) loan losses	2	38	(138)	(1)	(105)	214	116	126
Balance, December 31, 2019	$400	$1,895	$2,559	$555	$478	$650	$326	$6,863

	Activity in the Allowance for Loan Losses by Segment for the year ended December 31, 2018
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non-Real Estate	Unallocated	Total
Balance, December 31, 2017	$337	$2,027	$3,044	$1,072	$419	$707	$319	$7,925
Charge-offs	-	(38)	-	(107)	-	(544)	-	(689)
Recoveries	-	3	49	22	-	161	-	235
Provision for (recovery of) loan losses	61	57	(295)	(385)	164	426	(109)	(81)
Balance, December 31, 2018	$398	$2,049	$2,798	$602	$583	$750	$210	$7,390

	Allowance for Loan Losses by Segment and Evaluation Method as of
	December 31, 2020
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non-Real Estate	Unallocated	Total
Individually evaluated for impairment	$-	$2	$-	$73	$-	$-	$-	$75
Collectively evaluated loans	503	2,163	3,853	597	339	555	396	8,406
Total	$503	$2,165	$3,853	$670	$339	$555	$396	$8,481

	Loans by Segment and Evaluation Method as of
	December 31, 2020
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non-Real Estate	Unallocated	Total
Individually evaluated for impairment	$-	$194	$3,856	$851	$-	$2	$-	$4,903
Collectively evaluated loans	42,266	181,588	389,259	77,920	40,983	33,108	-	765,124
Total	$42,266	$181,782	$393,115	$78,771	$40,983	$33,110	$-	$770,027

	Allowance for Loan Losses by Segment and Evaluation Method as of
	December 31, 2019
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non-Real Estate	Unallocated	Total
Individually evaluated for impairment	$-	$2	$-	$108	$-	$-	$-	$110
Collectively evaluated loans	400	1,893	2,559	447	478	650	326	6,753
Total	$400	$1,895	$2,559	$555	$478	$650	$326	$6,863

	Loans by Segment and Evaluation Method as of
	December 31, 2019
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non-Real Estate	Unallocated	Total
Individually evaluated for impairment	$-	$759	$3,608	$918	$-	$4	$-	$5,289
Collectively evaluated loans	42,303	180,713	361,765	45,658	63,764	34,535	-	728,738
Total	$42,303	$181,472	$365,373	$46,576	$63,764	$34,539	$-	$734,027

A summary of ratios for the allowance for loan losses follows:

	December 31,
	2020	2019
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees and costs(1)	1.10%	0.94%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees and costs	0.05%	0.09%

(1) The ratio of the allowance for loan losses to the end of period loans, net of unearned income and deferred fees and costs at December 31, 2020 includes government-guaranteed SBA PPP loans, which do not require an allowance for loan losses. Excluding the PPP loans, the ratio would be 1.16%.

The Company currently has $110 in residential real estate OREO.  As of December 31, 2020, $261 in loans secured by residential real estate are in process of foreclosure.

A summary of nonperforming assets, as of the dates indicated, follows:

	December 31,
	2020	2019
Nonperforming assets:
Nonaccrual loans	$846	$164
Restructured loans in nonaccrual	2,839	3,211
Total nonperforming loans	3,685	3,375
Other real estate owned, net	1,553	1,612
Total nonperforming assets	$5,238	$4,987
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.68%	0.68%
Ratio of allowance for loan losses to nonperforming loans(1)	230.15%	203.35%

(1)	The Company defines nonperforming loans as total nonaccrual and restructured loans that are nonaccrual. Loans 90 days past due and still accruing and accruing restructured loans are excluded.

A summary of loans past due 90 days or more and impaired loans, as of the dates indicated, follows:

	December 31,
	2020	2019
Loans past due 90 days or more and still accruing	$17	$231
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees and costs	0.00%	0.03%
Accruing restructured loans	$1,410	$1,729
Impaired loans:
Impaired loans with no valuation allowance	$3,858	$4,174
Impaired loans with a valuation allowance	1,045	1,115
Total impaired loans	$4,903	$5,289
Valuation allowance	$(75)	$(110)
Impaired loans, net of allowance	$4,828	$5,179
Average recorded investment in impaired loans(1)	$5,093	$5,359
Income recognized on impaired loans, after designation as impaired	$54	$171
Amount of income recognized on a cash basis	$-	$-

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

No interest income was recognized on nonaccrual loans for the years ended December 31, 2020, 2019 or 2018. Nonaccrual loans that meet the Company’s balance thresholds are designated as impaired.

A detailed analysis of investment in impaired loans, associated reserves and interest income recognized, by loan class follows:

	Impaired Loans as of December 31, 2020
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance	Related Allowance
Consumer Real Estate(2)
Investor-owned residential real estate	$194	$194	$-	$194	$2
Commercial Real Estate(2)
Commercial real estate, owner occupied	3,752	3,202	3,202	-	-
Commercial real estate, other	654	654	654	-	-
Commercial Non-Real Estate(2)
Commercial and Industrial	851	851	-	851	73
Consumer Non-Real Estate(2)
Automobile	2	2	2	-	-
Total	$5,453	$4,903	$3,858	$1,045	$75

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	Impaired Loans as of December 31, 2019
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance	Related Allowance
Consumer Real Estate(2)
Residential equity lines	$100	$100	$100	$-	$-
Residential closed-end first liens	221	221	221	-	-
Investor-owned residential real estate	441	438	241	197	2
Commercial Real Estate(2)
Multifamily real estate	278	278	278	-	-
Commercial real estate, owner occupied	929	895	895	-	-
Commercial real estate, other	2,867	2,435	2,435	-	-
Commercial Non-Real Estate(2)
Commercial and Industrial	917	918	-	918	108
Consumer Non-Real Estate(2)
Automobile	4	4	4	-	-
Total	$5,757	$5,289	$4,174	$1,115	$110

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	Average Investment and Interest Income for Impaired Loans For the Year Ended December 31, 2020
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Investor-owned residential real estate	$196	$13
Commercial Real Estate(2)
Commercial real estate, owner occupied	3,217	19
Commercial real estate, other	790	-
Commercial Non-Real Estate(2)
Commercial and Industrial	887	22
Consumer Non-Real Estate(2)
Automobile	3	-
Total	$5,093	$54

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	Average Investment and Interest Income for Impaired Loans For the Year Ended December 31, 2019
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Residential equity lines	$98	$6
Residential closed-end first liens	225	11
Investor-owned residential real estate	439	17
Commercial Real Estate(2)
Multifamily real estate	284	12
Commercial real estate, owner occupied	913	41
Commercial real estate, other	2,435	59
Commercial Non-Real Estate(2)
Commercial and Industrial	962	25
Consumer Non-Real Estate(2)
Automobile	3	-
Total	$5,359	$171

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	Average Investment and Interest Income for Impaired Loans For the Year Ended December 31, 2018
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Residential closed-end first liens	$1,202	$41
Residential closed-end junior liens	159	9
Investor-owned residential real estate	808	23
Commercial Real Estate(2)
Multifamily real estate	491	20
Commercial real estate, owner occupied	3,038	75
Commercial real estate, other	2,744	54
Commercial Non-Real Estate(2)
Commercial and Industrial	1,326	27
Consumer Non-Real Estate(2)
Automobile	20	1
Total	$9,788	$250

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

An analysis of past due and nonaccrual loans, as of the dates indicated, follows:

December 31, 2020
	30 – 89 Days Past Due	90 or More Days Past Due	90 or More Days Past Due and Still Accruing	Nonaccruals (Including Impaired Nonaccruals)
Consumer Real Estate(1)
Residential closed-end first liens	$365	$62	$-	$62
Investor-owned residential real estate	106	-	-	-
Commercial Real Estate(1)
Commercial real estate, owner occupied	15	571	-	2,941
Commercial real estate, other	-	654	-	654
Commercial Non-Real Estate(1)
Commercial and Industrial	730	27	-	28
Consumer Non-Real Estate (1)
Credit cards	7	3	3	-
Automobile	144	1	1	-
Other consumer loans	130	13	13	-
Total	$1,497	$1,331	$17	$3,685

December 31, 2019
	30 – 89 Days Past Due	90 or More Days Past Due	90 or More Days Past Due and Still Accruing	Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction(1)
Construction, other	$19	$-	$-	$-
Consumer Real Estate(1)
Residential closed-end first liens	499	210	188	22
Residential closed-end junior liens	83	-	-	-
Investor-owned residential real estate	-	264	-	264
Commercial Real Estate(1)
Multifamily real estate	94	-	-	-
Commercial real estate, owner occupied	-	287	-	514
Commercial real estate, other	-	-	-	2,435
Commercial Non-Real Estate(1)
Commercial and Industrial	45	153	17	136
Consumer Non-Real Estate (1)
Credit cards	4	-	-	-
Automobile	256	14	14	4
Other consumer loans	70	12	12	-
Total	$1,070	$940	$231	$3,375

(1)	Only classes with past due or nonaccrual loans are presented

The estimate of credit risk for non-impaired loans is obtained by applying allocations for internal and external factors. The allocations are increased for loans that exhibit greater credit quality risk.

Credit quality indicators, which the Company terms risk grades, are assigned through the Company’s credit review function for larger loans and selective review of loans that fall below credit review thresholds. Loans that do not indicate heightened risk are graded as “pass.” Loans that appear to have elevated credit risk because of frequent or persistent past due status, which is less than 75 days, or that show weakness in the borrower’s financial condition are risk graded “special mention.” During the third quarter of 2019, the Bank slightly revised the loan risk rating system to align with regulatory guidance. After the revision, the “special mention” rating is no longer applied to consumer loans. Loans with frequent or persistent delinquency exceeding 75 days or that have a higher level of weakness in the borrower’s financial condition are graded “classified.” Classified loans have regulatory risk ratings of “substandard” and “doubtful.” Allocations are increased by 50% and by 100% for loans with grades of “special mention” and “classified,” respectively.

Determination of risk grades was completed for the portfolio as of December 31, 2020 and 2019.

The following displays non-impaired gross loans by credit quality indicator as of the dates indicated:

December 31, 2020
	Pass	Special Mention (Excluding Impaired)	Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$8,195	$-	$-
Construction, other	34,071	-	-
Consumer Real Estate
Equity lines	13,903	-	-
Closed-end first liens	92,241	66	284
Closed-end junior liens	3,003	-	-
Investor-owned residential real estate	71,450	641	-
Commercial Real Estate
Multifamily residential real estate	87,455	265	-
Commercial real estate owner-occupied	146,900	543	140
Commercial real estate, other	147,436	6,520	-
Commercial Non-Real Estate
Commercial and Industrial	77,892	-	28
Public Sector and IDA
States and political subdivisions	40,983	-	-
Consumer Non-Real Estate
Credit cards	4,665	-	-
Automobile	12,024	-	6
Other consumer	16,398	-	15
Total	$756,616	$8,035	$473

December 31, 2019
	Pass	Special Mention (Excluding Impaired)	Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$7,590	$-	$-
Construction, other	34,713	-	-
Consumer Real Estate
Equity lines	16,435	-	-
Closed-end first liens	94,814	-	517
Closed-end junior liens	3,861	-	-
Investor-owned residential real estate	65,063	-	23
Commercial Real Estate
Multifamily residential real estate	87,934	-	94
Commercial real estate owner-occupied	127,937	-	164
Commercial real estate, other	145,636	-	-
Commercial Non-Real Estate
Commercial and Industrial	45,387	135	136
Public Sector and IDA
States and political subdivisions	63,764	-	-
Consumer Non-Real Estate
Credit cards	5,703	-	-
Automobile	14,810	-	19
Other consumer	13,995	-	8
Total	$727,642	$135	$961

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

Troubled Debt Restructurings

From time to time the Company modifies loans in TDRs. There were no new restructurings designated in 2020. The following tables present restructurings by class that occurred during the years ended December 31, 2019 and 2018.

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

The Company restructured one loan during the 12 month period ended December 31, 2019 to provide relief to the borrower without forgiving principal or interest. The loan covenants require that the balance be paid in full for a period of 30 days each year. The Company allowed the borrower to maintain full funding for more than a year, and extended the maturity date. The impairment analysis was based upon the fair value of collateral and did not result in a specific allocation.

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

The Company restructured 13 loans during the year ended December 31, 2018.  Each of the construction loans were restructured to extend the maturity and interest only period for each loan. As of December 31, 2018, the loans were converted to permanent financing at market terms and were no longer considered TDR or individually evaluated for impairment.

Two commercial real estate loans were restructured to provide a 12 month interest-only period without reducing the interest rate.   The impairment measurements were based upon the present value of cash flows and did not result in a specific allocation for either loan.

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

None of the restructures completed during the 12 months ended December 31, 2018 forgave principal or interest.

Defaulted TDRs

Of the Company’s TDRs at December 31, 2020, none defaulted during 2020 within 12 months of modification. Of the Company's TDRs at December 31, 2019, seven consumer real estate loans totaling $263, all part of one relationship, defaulted during 2019 within 12 months of modification.  The impairment measurement was based upon the fair value of collateral, less estimated cost to sell, and resulted in no allocation.  All of the defaulted loans were in nonaccrual status at December 31, 2019 while the Company works with the borrowers to recover its investment.  Of the Company’s TDR’s that defaulted during 2018, none were modified within 12 months prior to default. The company defines default as one or more payments that occur more than 90 days past the due date, charge-off or foreclosure.

COVID-19 Related Modifications

In accordance with regulatory guidance and provisions in the CARES Act to provide relief during the COVID-19 pandemic, the Company has provided short-term concessions to borrowers who request assistance.  Through December 31, 2020, the Company provided principal and/or interest extensions, interest only periods or rate reductions on 388 loans with balances totaling $182,829 for COVID-19 related hardship. Loans that qualified for COVID-19 related modifications were not more than 30 days past due as of December 31, 2019.  As such, they were not considered TDRs based on the relief provisions of the CARES Act and recent interagency regulatory guidance.

The Company is monitoring loans with COVID-19 related modifications.  As of December 31, 2020, 75 loans totaling $43,576 received a COVID-19 related modification and also received a subsequent COVID-19 related modification.  Of these, 17 loans totaling $39,402 were commercial loans and resulted in additional allocation to the allowance for loan loss, with 15 loans totaling $38,935 remaining within their modification period at December 31, 2020.  When loans require subsequent modifications, the Company will consider the borrower’s financial status at the time of the request and the effect of all modifications, past and requested.  If the borrower is deemed to be in financial difficulty that is not short-term and the impact of all modifications is considered to amount to a concession under GAAP and the modification does not qualify under the CARES Act or meet interagency thresholds to be excluded from TDR designation, the loan will be designated TDR. The Company is also monitoring the population to determine whether other credit-related action should be taken, possibly including downgrading credit risk ratings, designating as nonaccrual or charge-off.  Downgraded credit risk ratings, nonaccrual status and charge-offs result in increasing the requirement for the allowance for loan losses.

Note 6: Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment as of the dates indicated, follows:

	December 31,
	2020	2019
Premises	$14,809	$13,331
Furniture and equipment	6,620	6,300
Premises and equipment	$21,429	$19,631
Accumulated depreciation	(11,394)	(10,712)
Premises and equipment, net	$10,035	$8,919

Depreciation expense for the years ended December 2020, 2019 and 2018 amounted to $708, $739 and $766, respectively.

Note 7: Deposits

The aggregate amounts of time deposits in denominations of $250 or more at December 31, 2020 and 2019 were $13,177 and $22,412, respectively. At December 31, 2020 the scheduled maturities of time deposits are as follows:

2021	$64,320
2022	18,905
2023	2,990
2024	274
2025	3,093
Thereafter	-
Total time deposits	$89,582

At December 31, 2020 and 2019, overdraft demand deposits reclassified to loans totaled $39 and $276, respectively.

Note 8: Employee Benefit Plans

401(k) Plan

The Company has a Retirement Accumulation Plan qualifying under Internal Revenue Code Section 401(k), in which NBB and NBFS are participating employers. Eligible participants may contribute up to 100% of their total annual compensation to the plan, subject to certain limits based on federal tax laws. Employee contributions are matched by the employer based on a percentage of an employee’s total annual compensation contributed to the plan. For the years ended December 31, 2020, 2019 and 2018, the Company contributed $394, $379 and $364, respectively, to the plan.

Employee Stock Ownership Plan

The Company has a non-leveraged Employee Stock Ownership Plan ("ESOP") which enables employees of NBI and its subsidiaries who have one year of service and who have attained the age of 21 prior to the plan’s January 1 and July 1 enrollment dates to own NBI common stock. Contributions to the ESOP, which are not mandatory, are determined annually by the NBI Board of Directors. Contribution expense amounted to $300 in each of the years ended December 31, 2020, 2019 and 2018, respectively. Dividends on ESOP shares are charged to retained earnings. As of December 31, 2020, the number of shares held by the ESOP was 184,503. All shares held by the ESOP are treated as outstanding in computing the Company’s basic net income per share. Upon reaching age 55 with 10 years of plan participation, a vested participant has the right to diversify 50% of his or her allocated ESOP shares and NBI or the ESOP, with the agreement of the trustee, is obligated to purchase those shares. The ESOP contains a put option which allows a withdrawing participant to require the Company or the ESOP, if the plan administrator agrees, to purchase his or her allocated shares if the shares are not readily tradable on an established market at the time of distribution.

Salary Continuation Plan

The Company has a non-qualified Salary Continuation Plan for certain key officers. The plan provides the participating officers with supplemental retirement income, payable for the greater of 15 years after retirement or the officer’s lifetime. The expense accrued for the plans in 2020, 2019, and 2018, based on the present value of the retirement benefits, amounted to $304, $270, and $255, respectively. The plan is unfunded. However bank-owned life insurance has been acquired on the life of the key employees in amounts sufficient to discharge the obligations of the agreement.

Defined Benefit Plan

The Company’s defined benefit pension plan covers substantially all employees. The plan benefit formula is based upon the length of service of retired employees and a percentage of qualified W-2 compensation during their final years of employment. Information pertaining to activity in the plan during the years indicated, is as follows:

	December 31,
	2020	2019	2018
Change in benefit obligation
Projected benefit obligation at beginning of year	$29,641	$23,688	$23,492
Service cost (1)	1,080	801	868
Interest cost	820	884	802
Actuarial loss (gain)	4,621	5,162	(423)
Benefits paid	(1,310)	(894)	(1,051)
Projected benefit obligation at end of year	$34,852	$29,641	$23,688

Change in plan assets
Fair value of plan assets at beginning of year	$25,007	$21,786	$23,428
Actual return on plan assets	3,718	4,115	(591)
Employer contribution	5,000	-	-
Benefits paid	(1,310)	(894)	(1,051)
Fair value of plan assets at end of year	$32,415	$25,007	$21,786

Funded status at the end of the year	$(2,437)	$(4,634)	$(1,902)

Amounts recognized in the Consolidated Balance Sheet
Deferred tax asset	$512	$973	$399
Other liabilities	(2,437)	(4,634)	(1,902)
Total amounts recognized in the Consolidated Balance Sheet	$(1,925)	$(3,661)	$(1,503)

Amounts recognized in accumulated other comprehensive (loss), net
Net loss	$(12,855)	$(10,983)	$(9,107)
Prior service cost	11	120	230
Deferred tax asset	2,697	2,281	1,864
Amount recognized	$(10,147)	$(8,582)	$(7,013)

Accrued/Prepaid benefit cost, net
Benefit obligation	$(34,852)	$(29,641)	$(23,688)
Fair value of assets	32,415	25,007	21,789
Unrecognized net actuarial loss	12,855	10,983	9,107
Unrecognized prior service cost	(11)	(120)	(230)
Deferred tax liability	(2,185)	(1,308)	(1,465)
Prepaid benefit cost included in other assets	$8,222	$4,921	$5,510
(continued)

Components of net periodic benefit cost
Service cost	$1,080	$801	$868
Interest cost	820	884	802
Expected return on plan assets	(1,679)	(1,461)	(1,601)
Amortization of prior service cost	(110)	(110)	(110)
Recognized net actuarial loss	710	632	585
Net periodic benefit cost	$821	$746	$544

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss	$1,871	$1,876	$1,184
Amortization of prior service cost	110	110	110
Deferred income tax benefit	(416)	(417)	(272)
Total recognized	$1,565	$1,569	$1,022

Total recognized in net periodic benefit cost and other comprehensive income	$2,802	$2,732	$1,838

Weighted average assumptions at end of the year
Discount rate used for net periodic pension cost	3.00%	4.00%	3.50%
Discount rate used for disclosure	2.25%	3.00%	4.00%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	3.00%	3.00%	3.00%

(1)	Cost is included in Salaries and Employee Benefits expense.

Long Term Rate of Return

The Company, as plan sponsor, selects the expected long term rate-of-return-on-assets assumption in consultation with its investment advisors and actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience, which may not continue over the measurement period, but higher significance is placed on current forecasts of future long term economic conditions.

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

The Company, as plan sponsor, has adopted a Pension Administrative Committee Policy (the "Policy") for monitoring the investment management of its qualified plans. The Policy includes a statement of general investment principles and a listing of specific investment guidelines, to which the committee may make documented exceptions. The guidelines state that, unless otherwise indicated, all investments that are permitted under the prudent investor rule shall be permissible investments for the defined benefit pension plan. All plan assets are to be invested in marketable securities. Certain investments are prohibited, including commodities and future contracts, private placements, repurchase agreements, options and derivatives. The Policy establishes quality standards for fixed income investments and mutual funds included in the pension plan trust. The Policy also outlines diversification standards.

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

Fair value measurements of the pension plan’s assets at December 31, 2020 and December 31, 2019 are presented below:

	Fair Value Measurements at December 31, 2020
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$4,336	$4,336	$-	$-
Equity securities:
U. S. companies	15,129	15,129	-	-
International companies	2,735	2,735	-	-
Equities mutual funds (1)	3,840	3,840	-	-
State and political subdivisions	152	-	152	-
Corporate bonds – investment grade (2)	6,223	-	6,223	-
Total pension plan assets	$32,415	$26,040	$6,375	$-

(1)	This category comprises actively managed equity funds invested in large-cap and mid-cap U.S. companies.
(2)	This category represents investment grade bonds of U.S. issuers from diverse industries.

	Fair Value Measurements at December 31, 2019
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$4,350	$4,350	$-	$-
Equity securities:
U. S. companies	11,098	11,098	-	-
International companies	2,334	2,334	-	-
Equities mutual funds (1)	1,343	1,343	-	-
State and political subdivisions	202	-	202	-
Corporate bonds – investment grade (2)	5,680	-	5,680	-
Total pension plan assets	$25,007	$19,125	$5,882	$-

(1)	This category comprises actively managed equity funds invested in large-cap and mid-cap U.S. companies.
(2)	This category represents investment grade bonds of U.S. issuers from diverse industries.

The Company’s required minimum pension contribution for 2021 has not yet been determined.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

2021	$5,235
2022	$1,436
2023	$992
2024	$1,823
2025	$839
2026 - 2030	$10,725

Note 9: Income Taxes

The Company files United States federal income tax returns, and Virginia, West Virginia and North Carolina state income tax returns. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2017.

Allocation of income tax expense between current and deferred portions is as follows:

	Years ended December 31,
	2020	2019	2018
Current	$2,795	$2,682	$2,942
Deferred expense (benefit)	282	529	(382)
Total income tax expense	$3,077	$3,211	$2,560

The following is a reconciliation of the “expected” income tax expense, computed by applying the U.S. federal income tax rate of 21% to income before tax expense, with the reported income tax expense:

	Years ended December 31,
	2020	2019	2018
Computed “expected” income tax expense	$4,021	$4,342	$3,929
Tax-exempt interest income	(798)	(1,019)	(1,255)
Nondeductible interest expense	62	96	69
Other, net	(208)	(208)	(183)
Reported income tax expense	$3,077	$3,211	$2,560

The components of net deferred tax assets, included in other assets, are as follows:

	December 31,
	2020	2019
Deferred tax assets:
Allowance for loan losses and unearned fee income	$1,938	$1,597
Valuation allowance on other real estate owned	188	186
Defined benefit plan	2,697	2,281
Deferred compensation and other liabilities	866	848
Lease accounting	423	480
SBA fees	191	-
Total deferred tax assets	$6,303	$5,392

Deferred tax liabilities:
Fixed assets	$(424)	$(438)
Goodwill and deposit intangibles	(1,228)	(1,228)
Defined benefit plan, prepaid portion	(2,186)	(1,308)
Net unrealized gain on securities available for sale	(3,500)	(20)
Lease accounting	(419)	(478)
Discount accretion of securities	(15)	(43)
Total deferred tax liabilities	(7,772)	(3,515)
Net deferred tax assets (liabilities)	$(1,469)	$1,877

The Company determined that a valuation allowance for the gross deferred tax assets is unnecessary at December 31, 2020 or 2019.

Note 10: Restrictions on Dividends

The Company’s principal source of funds for dividend payments is dividends received from its subsidiary bank. For the years ended December 31, 2020, 2019 and 2018, dividends received from the subsidiary bank were $22,000, $28,556 and $9,419, respectively.

Substantially all of NBI’s retained earnings are undistributed earnings of its sole banking subsidiary, which are restricted by various regulations administered by federal bank regulatory agencies. Bank regulatory agencies restrict, unless prior approval is obtained, the total dividend payments of a bank in any calendar year to the bank’s retained net income of that year to date, as defined, combined with its retained net income of the preceding two years, less any required transfers to surplus. During 2020, the Bank applied to its primary regulator and was approved to dividend to NBI an amount in excess of the regulatory maximum. The purpose in the excess dividend was to provide cash for stock repurchases. At December 31, 2020, NBB had no retained net income free of restriction. Because of the Bank’s highly capitalized position, the Company intends to request approval for additional dividends in 2021.

Note 11: Minimum Regulatory Capital Requirement

Under the Federal Reserve’s Small Bank Holding Company Policy Statement, the Company is exempt from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements.

NBB is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on NBI’s and NBB’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, NBB must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

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

Tier 1 Capital includes CET1 capital and additional Tier 1 capital components. At December 31, 2020 and 2019, NBB did not hold any additional Tier 1 capital beyond CET1 capital. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital includes the allowance for loan losses. NBB’s risk-weighted assets were $932,364 at December 31, 2020 and $816,962 as of December 31, 2019. Management believes, as of December 31, 2020 and 2019, that NBB met all capital adequacy requirements to which it is subject.

As of December 31, 2020, the most recent notifications from the Office of the Comptroller of the Currency categorized NBB as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, CET1 risk-based and Tier 1 leverage ratios, as set forth in the following tables. There are no conditions or events since these notifications that management believes have changed NBB’s category.

NBB’s capital amounts and ratios as of December 31, 2020 and 2019 are presented in the following tables.

	Actual		Minimum Capital Requirement(1)		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total capital (to risk weighted assets)	$185,937	19.943%	$97,898	10.500%	$93,236	10.000%
Tier 1 capital (to risk weighted assets)	$177,409	19.028%	$79,251	8.500%	$74,589	8.000%
Common Equity Tier 1 capital (to risk weighted assets)	$177,409	19.028%	$65,265	7.000%	$60,604	6.500%
Tier 1 capital (to average assets)	$177,409	12.105%	$58,624	4.000%	$73,281	5.000%

	Actual		Minimum Capital Requirement(1)		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total capital (to risk weighted assets)	$188,946	23.128%	$85,781	10.500%	$81,696	10.000%
Tier 1 capital (to risk weighted assets)	$182,044	22.283%	$69,442	8.500%	$65,357	8.000%
Common Equity Tier 1 capital (to risk weighted assets)	$182,044	22.283%	$57,187	7.000%	$53,103	6.500%
Tier 1 capital (to average assets)	$182,044	14.175%	$51,371	4.000%	$64,213	5.000%

(1)

Except with regard to NBB’s Tier 1 capital to average assets ratio, the minimum capital requirement includes the Basel III Capital Rules’ capital conservation buffer (2.50%) which is added to the minimum capital requirements for capital adequacy purposes. NBB’s capital conservation buffer consists of additional CET1 above regulatory minimum requirement. Failure to maintain the prescribed levels would result in limitations on capital distributions and discretionary bonuses to executives.

Note 12: Condensed Financial Statements of Parent Company

Financial information pertaining only to NBI (Parent) as of the dates indicated, is as follows:

Condensed Balance Sheets	December 31,
	2020	2019
Assets
Cash due from subsidiaries	$987	$57
Interest-bearing deposits	10,027	623
Investments in subsidiaries	189,667	183,056
Refundable income taxes	446	423
Other assets	791	880
Total assets	$201,918	$185,039

Liabilities and Stockholders’ Equity
Other liabilities	$1,311	$1,313
Stockholders’ equity	200,607	183,726
Total liabilities and stockholders’ equity	$201,918	$185,039

Condensed Statements of Income	Years Ended December 31,
	2020	2019	2018
Income
Dividends from subsidiaries	$22,000	$28,556	$9,419
Other income	4	18	10
Total income	22,004	28,574	9,429
Expenses
Other expenses	1,179	1,025	1,244
Income before income tax benefit and equity in undistributed net income of subsidiaries	20,825	27,549	8,185
Applicable income tax benefit	301	266	308
Income before equity in undistributed net income of subsidiaries	21,126	27,815	8,493
Equity (deficit) in undistributed net income of subsidiaries	(5,049)	(10,349)	7,658
Net income	$16,077	$17,466	$16,151

Condensed Statements of Cash Flows	Years ended December 31,
	2020	2019	2018
Cash Flows from Operating Expenses
Net income	$16,077	$17,466	$16,151
Adjustments to reconcile net income to net cash provided by operating activities:
Deficit (equity) in undistributed net income of subsidiaries	5,049	10,349	(7,658)
Net change in refundable income taxes due from subsidiaries	(23)	(27)	(228)
Net change in other assets	(45)	(173)	(109)
Net change in other liabilities	(2)	221	115
Net cash provided by operating activities	21,056	27,836	8,271

Cash Flows from Investing Activities
Net change in interest-bearing deposits	(9,404)	(266)	146
Net cash (used in) provided by investing activities	(9,404)	(266)	146

Cash Flows from Financing Activities
Cash dividends paid	(9,000)	(9,032)	(8,419)
Repurchase of shares	(1,722)	(18,525)	-
Net cash used in financing activities	(10,722)	(27,557)	(8,419)
Net change in cash	930	13	(2)
Cash due from subsidiaries at beginning of year	57	44	46
Cash due from subsidiaries at end of year	$987	$57	$44

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

At December 31, 2020 and 2019, financial instruments outstanding whose contract amounts represent credit risk were:

	December 31,
	2020	2019
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$178,341	$158,859
Standby letters of credit	13,474	15,212
Mortgage loans sold with potential recourse	40,362	20,496

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

The Company originates mortgage loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2020, the Company originated $39,647 and sold $40,362 of mortgage loans to investors, compared to $21,032 originated and $20,496 of mortgage loans sold in 2019. Every contract with each investor contains certain recourse language. In general, the Company may be required to repurchase a previously sold mortgage loan if there is major noncompliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. Repurchase may also be required if necessary governmental loan guarantees are canceled or never issued, or if an investor is forced to buy back a loan after it has been resold as a part of a loan pool. In addition, the Company may have an obligation to repurchase a loan if the mortgagor defaults early in the loan term. This potential default period is approximately 12 months after sale of a loan to the investor.

At December 31, 2020, the Company had locked-rate commitments to originate mortgage loans amounting to approximately $400 and loans held for sale of $866. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any counterparty to fail to meet its obligations.

The Company maintains cash accounts in other commercial banks. The Company had $18 in deposits with correspondent institutions at December 31, 2020 that were not insured by the Federal Deposit Insurance Corporation.

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

Commercial real estate as of December 31, 2020 and 2019 represented approximately 51% and 50%, respectively, of the loan portfolio, at $393,115 and $365,373, respectively. Included in commercial real estate are loans for college housing and professional office buildings that comprised $189,421 and $181,705 as of December 31, 2020 and 2019, respectively, corresponding to approximately 25% of the loan portfolio at December 31, 2020 and December 31, 2019. Loans secured by residential real estate were $181,782, or approximately 24% of the portfolio, and $181,472, or 25% of the portfolio at December 31, 2020 and 2019, respectively.

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

Fair value is best determined by quoted market prices. However, in many instances, there are no quoted market prices for the Company’s financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, fair value estimates may not be realized in an immediate settlement of the instrument. Accounting guidance for fair value excludes certain financial instruments and all nonfinancial instruments from disclosure requirements. Consequently, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the consolidated financial statements:

Financial Instruments Measured At Fair Value on a Recurring Basis

Securities Available for Sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). The carrying value of restricted Federal Reserve Bank of Richmond and Federal Home Loan Bank of Atlanta stock approximates fair value based upon the redemption provisions of each entity and is therefore excluded from the following table.

The following tables present the balances of financial assets measured at fair value on a recurring basis as of December 31, 2020 and 2019:

		Fair Value Measurements at December 31, 2020 Using
Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$91,163	$-	$91,163	$-
States and political subdivisions	203,961	-	203,961	-
Mortgage-backed securities	249,175	-	249,175	-
Corporate debt securities	2,443	-	2,443	-
Total securities available for sale	$546,742	$-	$546,742	$-

		Fair Value Measurements at December 31, 2019 Using
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$121,123	$-	$121,123	$-
States and political subdivisions	88,239	-	88,239	-
Mortgage-backed securities	221,783	-	221,783	-
Corporate debt securities	4,118	-	4,118	-
Total securities available for sale	$435,263	$-	$435,263	$-

The Company’s securities portfolio is valued using Level 2 inputs. The Company relies on an independent third party vendor to provide market valuations. The inputs used to determine value include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The third party vendor also monitors market indicators, industry activity and economic events as part of the valuation process. Central to the final valuation is the assumption that the indicators used are representative of the fair value of securities held within the Company’s portfolio. Level 2 inputs are subject to a certain degree of uncertainty and changes in these assumptions or methodologies in the future, if any, may impact securities fair value, deferred tax assets or liabilities, or expense.

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

		Fair Value Measurements at December 31, 2020 Using
Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate loan contracts	$1	$-	$-	$1
Forward contracts	$(11)	$-	$-	$(11)

		Fair Value Measurements at December 31, 2019 Using
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate loan contracts	$1	$-	$-	$1
Forward contracts	$(4)	$-	$-	$(4)

December 31, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate loan contracts	Market approach	Pull-through rate		87.02%(1)
Forward contracts	Market approach	Pull-through rate		87.02%(1)

Interest rate loan contracts	Market approach	Current reference price	101.91%	-	103.02%	(102.55%)(2)
Forward contracts	Market approach	Current reference price	101.91%	-	103.19%	(102.67%)(2)

(1)	Current reference prices were weighted by the relative amount of the loan

December 31, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate loan contracts	Market approach	Pull-through rate		90.00%(1)
Forward contracts	Market approach	Pull-through rate		65.60%(1)

Interest rate loan contracts	Market approach	Current reference price	101.49%	-	102.06%	(101.72%)(2)
Forward contracts	Market approach	Current reference price	101.49%	-	103.28%	(101.91%)(2)

(1)	All contracts are valued using the same pull-through rate
(2)	Current reference prices were weighted by the relative amount of the loan

Financial Instruments Measured at Fair Value on a Non-Recurring Basis

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.      The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2020 and 2019.

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

As of December 31, 2020 and December 31, 2019, the fair value measurements for impaired loans with specific allocations were based upon the present value of expected future cash flows. The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis as of the dates indicated.

			Carrying value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Assets:
December 31, 2020	Impaired loans net of valuation allowance	$970	$-	$-	$970
December 31, 2019	Impaired loans net of valuation allowance	1,005	-	-	1,005

The following table presents information about Level 3 Fair Value Measurements for impaired loans as of the dates indicated.

Impaired Loans	Valuation Technique	Unobservable Input	Range (Weighted Average(1))
December 31, 2020	Present value of cash flows	Discount rate	5.50%	-	6.50%	(5.78%)
December 31, 2019	Present value of cash flows	Discount rate	5.50%	-	6.50%	(5.77%)

(1)	Unobservable inputs were weighted by the relative fair value of the impaired loans.

At December 31, 2020 and December 31, 2019, the fair value measurements for impaired loans with specific allocations were based upon the present value of expected future cash flows.  The loans at each date are TDRs and the discount rate is the contractual rate that was in effect prior to modification to TDR status.  Inherent in the measurement of impaired loans using the present value of cash flows method are judgements and assumptions, including the appropriateness of the discount rate and the projections of cash flows.  Cash flows in the future may differ from those used in the measurement.  Future changes in cash flow assumptions, a change in the measurement basis from the present value of cash flows to the collateral method, or if the loans are fully or partially charged off may result in greater losses than estimated at the reporting dates.  The impact of the COVID-19 pandemic has not been fully realized and contributes a higher than normal level of uncertainty to the calculations.  An increase in the impairment measurement or a charge-off would increase the provision for loan losses.

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

The following table summarizes the Company’s OREO that were measured at fair value on a nonrecurring basis as of the dates indicated.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Assets:
December 31, 2020	Other real estate owned net of valuation allowance	$1,553	$-	$-	$1,553
December 31, 2019	Other real estate owned net of valuation allowance	1,612	-	-	1,612

The following table presents information about Level 3 Fair Value Measurements as of the dates indicated.

	Valuation Technique	Unobservable Input	Range (Weighted Average (1))
			December 31,
			2020				2019
Other real estate owned	Discounted appraised value	Selling cost	4.00%(2)	–	9.23%	(4.54%)	0.00%(2)	–	6.00%	(0.68%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0.00%	-	7.66%	(0.62%)	0.00%	-	45.17%	(1.28%)

(1)	Discounts were weighted by the relative appraised value of the OREO properties.
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

At December 31, 2020 and December 31, 2019, OREO properties were measured using appraised value, and if applicable, discounted by selling costs, lack of marketability and age of appraisal. Determining the discount to appraisals for selling cost and lack of marketability and age of the appraisal relies on certain key assumptions and judgements.

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

Fair Value Summary

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2020 and December 31, 2019. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as FHLB and Federal Reserve Bank of Richmond stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government-supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity. Fair values are estimated using the exit price notion.

	December 31, 2020
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$13,147	$13,147	$-	$-
Interest-bearing deposits	120,725	120,725	-	-
Securities	546,742	-	546,742	-
Restricted securities	1,279	-	1,279	-
Mortgage loans held for sale	866	-	866	-
Loans, net	760,318	-	-	752,624
Accrued interest receivable	5,028	-	5,028	-
Bank-owned life insurance	36,444	-	36,444	-
Financial liabilities:
Deposits	$1,297,143	$-	$1,207,561	$89,681
Accrued interest payable	56	-	56	-

	December 31, 2019
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$10,290	$10,290	$-	$-
Interest-bearing deposits	76,881	76,881	-	-
Securities	435,263	-	435,263	-
Restricted securities	1,220	-	1,220	-
Mortgage loans held for sale	905	-	905	-
Loans, net	726,588	-	-	718,299
Accrued interest receivable	4,285	-	4,285	-
Bank-owned life insurance	35,567	-	35,567	-
Financial liabilities:
Deposits	$1,119,753	$-	$991,725	$128,011
Accrued interest payable	144	-	144	-

Note 16: Components of Accumulated Other Comprehensive Income (Loss)

The following table summarizes the activity related to each component of accumulated other comprehensive income (loss) for the years ended December 31, 2018, 2019 and 2020:

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$(3,704)	$(5,991)	$(9,695)
Unrealized holding loss on available for sale securities net of tax of ($595)	(2,246)	-	(2,246)
Transfer from held to maturity to available for sale securities, net of tax of $237	891	-	891
Reclassification adjustment, net of tax of ($4)	(13)	-	(13)
Net pension loss, net of tax of ($249)	-	(936)	(936)
Less amortization of prior service cost included in net periodic pension cost, net of tax of ($24)	-	(86)	(86)
Balance at December 31, 2018	$(5,072)	$(7,013)	$(12,085)
Unrealized holding gain on available for sale securities net of tax of $1,486	5,595	-	5,595
Reclassification adjustment, net of tax of ($119)	(447)	-	(447)
Net pension loss, net of tax of ($394)	-	(1,482)	(1,482)
Less amortization of prior service cost included in net periodic pension cost, net of tax of ($23)	-	(87)	(87)
Balance at December 31, 2019	$76	$(8,582)	$(8,506)
Unrealized holding gain on available for sale securities net of tax of $3,502	13,176	-	13,176
Reclassification adjustment, net of tax of ($23)	(85)	-	(85)
Net pension loss, net of tax of ($393)	-	(1,478)	(1,478)
Less amortization of prior service cost included in net periodic pension cost, net of tax of ($23)	-	(87)	(87)
Balance at December 31, 2020	$13,167	$(10,147)	$3,020

The following table provides information regarding reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018:

	December 31,
	2020	2019	2018
Component of Accumulated Other Comprehensive Income (Loss)
Reclassification out of unrealized gains on available for sale securities:
Realized securities gain, net	$(108)	$(566)	$(17)
Income tax benefit	(23)	(119)	(4)
Realized gain on available for sale securities, net of tax, reclassified out of accumulated other comprehensive loss	$(85)	$(447)	$(13)
Amortization of defined benefit pension items:
Prior service costs(1)	$(110)	$(110)	$(110)
Income tax benefit	(23)	(23)	(24)
Amortization of defined benefit pension items, net of tax, reclassified out of accumulated other comprehensive loss	$(87)	$(87)	$(86)

(1)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. (For additional information, see Note 8, Employee Benefit Plans.)

Note 17. Goodwill

In accounting for goodwill, the Company conducts an impairment review at least annually and more frequently if certain impairment indicators are evident. Testing for 2020 and 2019 did not indicate impairment.  As of December 31, 2020 and December 31, 2019, the gross carrying value of goodwill was $5,848.  There was no accumulated amortization or impairment.

Note 18: Revenue Recognition

Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams such as service charges on deposit accounts, other service charges and fees, credit and debit card fees, trust income, and annuity and insurance commissions are recognized in accordance with ASC Topic 606, “Revenue from Contracts with Customers”. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as financial guarantees, derivatives, and certain credit card fees are outside the scope of the guidance. Noninterest revenue streams within the scope of Topic 606 are discussed below.

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

Credit and Debit Card Fees

Credit and debit card fees are primarily comprised of interchange fee income and merchant services income. Interchange fees are earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa and MasterCard. Merchant services income mainly represents commission fees based upon merchant processing volume. The Company’s performance obligation for interchange fee income and merchant services income are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. In compliance with Topic 606, credit and debit card fee income is presented net of associated expense.

Trust Income

Trust income is primarily comprised of fees earned from the management and administration of trusts and estates and other customer assets. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to customers’ accounts. The Company does not earn performance-based incentives. Estate management fees are based upon the size of the estate. A partial fee is recognized half-way through the estate administration and the remainder of the fee is recognized when remaining assets are distributed and the estate is closed.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2020, 2019 and 2018.

	December 31,
	2020	2019	2018
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$1,966	$2,453	$2,678
Other service charges and fees	162	198	132
Credit and debit card fees	1,400	1,398	1,431
Trust income	1,662	1,622	1,565
Insurance and Investment (included within Other Income on the Consolidated Statements of Income)	464	483	460
Noninterest Income (in-scope of Topic 606)	$5,654	$6,154	$6,266
Noninterest Income (out-of-scope of Topic 606)	2,290	2,636	1,463
Total noninterest income	$7,944	$8,790	$7,729

Note 19: Leases

The Company’s leases are recorded under ASC Topic 842, “Leases”. The Company examines its contracts to determine whether they are or contain a lease. A contract with a lease is further examined to determine whether the lease is a short-term, operating or finance lease. As permitted by ASC Topic 842, the Company elected not to capitalize short-term leases, defined by the standard as leases with terms of 12 months or less. The Company also elected the practical expedient not to separate non-lease components from lease components within a single contract.

Right-of-use assets and lease liabilities are recognized for operating and finance leases. Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and if applicable, prepaid rent, initial direct costs and any incentives received from the lessor. Lease liabilities represent the Company’s obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows. Cash flows are discounted at the Company’s incremental borrowing rate in effect at the commencement date of the lease.

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

      The Company’s lease right of use asset is included in other assets and the lease liability is included in other liabilities. The following tables present information about leases:

	December 31, 2020	December 31, 2019
Lease liability	$2,016	$2,286
Right-of-use asset	$1,998	$2,277
Weighted average remaining lease term (in years)	6.81	6.90
Weighted average discount rate	3.04%	3.02%

	For the Years Ended December 31,
	2020	2019
Lease Expense
Operating lease expense	$368	$310
Short-term lease expense	2	114
Total lease expense	$370	$424

Cash paid for amounts included in lease liabilities	$360	$414
Right-of-use assets obtained in exchange for operating lease liabilities commencing during the period	$24	$1,837

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability:

Undiscounted Cash Flow for the	As of December 31, 2020
Twelve months ending December 31, 2021	$363
Twelve months ending December 31, 2022	352
Twelve months ending December 31, 2023	352
Twelve months ending December 31, 2024	334
Twelve months ending December 31, 2025	244
Thereafter	604
Total undiscounted cash flows	$2,249
Less: discount	$(233)
Lease liability	$2,016

The contracts in which the Company is lessee are with parties external to the company and not related parties. The Company has a small lease relationship with a director in which the Company is lessor.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

National Bankshares, Inc.

Blacksburg, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of National Bankshares, Inc. and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Loans Collectively Evaluated for Impairment – Qualitative Factors

Description of the Matter

As described in Note 1 (Summary of Significant Accounting Policies) and Note 5 (Allowance for Loan Losses, Nonperforming Assets and Impaired Loans) to the consolidated financial statements, the Company maintains an allowance for loan losses to provide for probable losses inherent in the loan portfolio.  The Company’s allowance for loan losses has two basic components, the general allowance and the specific allowance. At December 31, 2020, the general allowance represented $8,406,837 of the total allowance for loan losses of $8,481,537. For loans that are not specifically identified for impairment, the general allowance uses historical loss experience along with various qualitative and risk factors to develop adjusted loss factors for each loan segment.  The qualitative adjustments to the historical loss experience are established by applying a loss percentage at the class level identified by management based on their assessment of shared risk characteristics within groups of similar loans. Qualitative risk factors are determined based on management’s continuing evaluation of inputs and assumptions underlying the quality of the loan portfolio. Management evaluates qualitative factors, primarily considering national and local economic and business trends and conditions; the nature and volume of classes within the portfolio; loan quality; loan officers’ experience, lending policies; competition/legal/regulatory environment; high risk loans; and the Company’s loan review system.  The analysis of certain factors results in standard allocations to all segments and classes and other factors are analyzed for each class.

Management exercised significant judgment when assessing the qualitative factors in estimating the allowance for loan losses. We identified the assessment of the qualitative factors as a critical audit matter as auditing the qualitative factors involved especially complex and subjective auditor judgment in evaluating management’s assessment of the inherently subjective estimates.

How We Addressed the Matter in Our Audit

The primary audit procedures we performed to address this critical audit matter included:

●

Obtain an understanding of controls over the evaluation of qualitative factors, including management's development and review of the data inputs used as the basis for the allocation factors and management's review and approval of the reasonableness of the assumptions used to develop the qualitative adjustments.

●	Substantively testing management’s process, including evaluating their judgments and assumptions for developing the qualitative factors, which included:
●	Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative factors.
●	Evaluating the reasonableness of management’s judgments related to the determination of qualitative factors, including evaluating the metrics, including the relevance of source data and assumptions.
●	Evaluating the qualitative factors for directional consistency and for reasonableness.
●	Testing the mathematical accuracy of the allowance calculation, including the application of the qualitative factors.

/s/ YOUNT, HYDE & BARBOUR, P.C.

We have served as the Company's auditor since 2000.

Winchester, Virginia

March 17, 2021

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's management evaluated, with the participation of the Company's principal executive officer and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of December 31, 2020 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Because of the inherent limitations in all control systems, the Company believes that no system of controls, no matter how well designed and operated, can provide absolute assurance that all control issues have been detected.

Internal Control Over Financial Reporting

 Management's Report on Internal Control Over Financial Reporting

To the Stockholders of National Bankshares, Inc.:

Management is responsible for the preparation and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management's judgments and estimates concerning effects of events and transactions that are accounted for or disclosed.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting includes those policies and procedures that pertain to the Company's ability to record, process, summarize and report reliable financial data. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to consolidated financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

In order to ensure that the Company's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2020. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO, 2013) of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2020.

The Board of Directors, acting through its Audit Committee, is responsible for the oversight of the Company's accounting policies, financial reporting and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit Committee is responsible for the appointment and compensation of the independent registered public accounting firm and approves decisions regarding the appointment or removal of the Company’s internal auditors. It meets periodically with management, the independent registered public accounting firm and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company in addition to reviewing the Company's financial reports. The independent registered public accounting firm and the internal auditors have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matter which they believe should be brought to the attention of the Audit Committee. The Company's independent registered public accounting firm has also issued an attestation report on the effectiveness of internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to the directors of the Company and the Company’s audit committee and the audit committee financial expert is incorporated herein by reference to the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be held on May 11, 2021 (“Proxy Statement”) under the headings “Proposal 1 - Election of Four Class 1 Directors,” “Directors Continuing in Office” and “Corporate Governance Matters”.  Information about the Company’s executive officers required by this item is included in Part I, Item I of this Form 10-K under the heading “Executive Officers of the Company”.

The information required by Item 10 with respect to applicable filing requirements under Section 16(a) of the Exchange Act is incorporated herein by reference to the information that appears under the heading “Stock Ownership of Directors and Executive Officers – Delinquent Section 16(a) Reports” in the Company’s Proxy Statement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the information that appears under the headings “Stock Ownership of Certain Beneficial Owners” and “Stock Ownership of Directors and Executive Officers” in the Company’s Proxy Statement. As of December 31, 2020, there were no equity awards outstanding, and the Company does not have any equity compensation plans in effect.

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

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

The following consolidated financial statements of National Bankshares, Inc. are included in Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – As of December 31, 2020 and 2019

Consolidated Statements of Income – Years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Comprehensive Income – Years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows – Years ended December 31, 2020, 2019 and 2018

Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules

Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or if the information is contained elsewhere in this Form 10-K.

(a) (3) Exhibits

A list of the exhibits filed or incorporated in this Form 10-K by reference is as follows:

Exhibit No.	Description
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8-K filed on March 16, 2006)
3(ii)	Amended Bylaws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Form 8-K filed on March 24, 2020)
4	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10-K for fiscal year ended December 31, 1993)
*10(i)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 of Form 10-Q for the period ended September 30, 2002)
*10(ii)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on March 11, 2015)
*10(iii)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 99 of the Form 8-K filed on February 8, 2006)
*10(iv)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on January 25, 2012)
*10(v)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8-K filed on December 19, 2007)
*10(vi)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on January 25, 2012)
*10(vii)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8-K filed on June 12, 2008)
*10(viii)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on January 25, 2012)
*10(ix)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii) of the Annual Report on Form 10-K for fiscal year ended December 31, 2008)

*10(x)	Third Amendment, dated January 20, 2012, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on January 25, 2012)
*10(xi)	Salary Continuation Agreement dated May 24, 2013 between The National Bank of Blacksburg and Paul A. Mylum	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on March 8, 2018)
*10(xii)	Second Salary Continuation Agreement dated June 26, 2016 between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on July 20, 2016)
*10(xiii)	Salary Continuation Agreement dated February 8, 2006 between The National Bankshares, Inc. and Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on March 6, 2017)
*10(xiv)	First Amendment, dated December 19, 2007, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on March 6, 2017)
*10(xv)	Second Amendment, dated December 17, 2008, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on March 6, 2017)
*10(xvi)	Third Amendment, dated June 22, 2016, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on March 6, 2017)
+21	Subsidiaries of the Registrant	Filed herewith
+31(i)	Section 906 Certification of Chief Executive Officer	Filed herewith
+31(ii)	Section 906 Certification of Chief Financial Officer	Filed herewith
+32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Filed herewith
+32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Filed herewith
+101

The following materials from National Bankshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

Filed herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith

*Indicates a management contract or compensatory plan or arrangement.

+Filed with this Annual Report on Form 10-K.

Item 16.Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL BANKSHARES, INC.

By: /s/ F. BRAD DENARDO
F. Brad Denardo
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: March 17, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Date	Title
/s/ LAWRENCE J. BALL	March 17, 2021	Director
Lawrence J. Ball

/s/ F. BRAD DENARDO	March 17, 2021	Chairman, President and CEO, National Bankshares, Inc.
F. Brad Denardo		(Principal Executive Officer)
Director
/s/ JOHN E. DOOLEY	March 17, 2021	Director
John E. Dooley

/s/ MICHAEL E. DYE	March 17, 2021	Director
Michael E. Dye

/s/ NORMAN V. FITZWATER, III	March 17, 2021	Director
Norman V. Fitzwater, III

/s/ CHARLES E. GREEN, III	March 17, 2021	Director
Charles. E. Green, III

/s/ MILDRED R. JOHNSON	March 17, 2021	Director
Mildred R. Johnson

/s/ MARY G. MILLER	March 17, 2021	Director
Mary G. Miller

/s/ WILLIAM A. PEERY	March 17, 2021	Director
William A. Peery
(Continued)

/s/ GLENN P. REYNOLDS	March 17, 2021	Director
Glenn P. Reynolds

/s/ DAVID K. SKEENS	March 17, 2021	Treasurer and CFO, National Bankshares, Inc.
David K. Skeens		(Principal Financial Officer)
(Principal Accounting Officer)
/s/ JAMES C. THOMPSON	March 17, 2021	Director
James C. Thompson

/s/ J. LEWIS WEBB, JR.	March 17, 2021	Director
J. Lewis Webb, Jr.