Form 10-K/A
period 2020-12-31
NATIONAL BANKSHARES INC
filed 2021-03-30
CIK 796534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document is incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which incorporated
National Bankshares, Inc. Proxy Statement for the 2021 Annual Meeting of Stockholders	Part III

EXPLANATORY NOTE

National Bankshares, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2021 (the “Original Form 10-K” and, together with the Form 10-K/A, the “Form 10-K”). This Form 10-K/A is being filed solely for the following reasons:

1.
To amend the cover page to uncheck the box with respect to whether the Company has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report (the “Section 404(b) box”). The Section 404(b) box was inadvertently checked on the cover page of the Original Form 10-K.

2.
To amend and restate Item 9A of Part II, (i) to state that there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (in the Original 10-K the Company stated that there were no such changes during the year ended December 31, 2020); (ii) to state that the Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting, and that management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in the 10-K; and (iii) to remove the statement made in the Original Form 10-K that the Company’s independent registered public accounting firm issued an attestation report on the effectiveness of internal control over financial reporting.

3.
To amend and restate the exhibit list in Item 15 of Part IV to include Exhibit 4(ii), Description of National Bankshares, Inc.’s Securities, in the exhibit list. The Company is filing such exhibit with this Form 10-K/A. In addition, because this Form 10-K/A is amending and restating Item 9A of Part II, currently dated certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31(i) and 31(ii) to this Form 10-K/A. The Company is not including new certificates under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

Except as described above, this Form 10-K/A does not amend any other information set forth in the Original Form 10-K, and the Company has not updated disclosures included therein to reflect any subsequent events. This Form 10-K/A should be read in conjunction with the Original Form 10-K and with the Company’s filings with the SEC subsequent to the Form 10-K.

Part II

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
There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Because of the inherent limitations in all control systems, the Company believes that no system of controls, no matter how well designed and operated, can provide absolute assurance that all control issues have been detected

Management's Report on Internal Control Over Financial Reporting

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
In order to ensure that the Company's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2020. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO, 2013) of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2020. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in its annual report.
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

(a) (3) Exhibits
A list of the exhibits filed or incorporated in this Form 10-K by reference is as follows:

Exhibit No.	Description
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8-K filed on March 16, 2006)
3(ii)	Amended Bylaws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Form 8-K filed on March 24, 2020)
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10-K for fiscal year ended December 31, 1993)
4(ii)	Description of National Bankshares, Inc.’s Securities	Filed herewith
*10(i)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 of Form 10-Q for the period ended September 30, 2002)
*10(ii)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on March 11, 2015)
*10(iii)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 99 of the Form 8-K filed on February 8, 2006)
*10(iv)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on January 25, 2012)
*10(v)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8-K filed on December 19, 2007)
*10(vi)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on January 25, 2012)
*10(vii)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8-K filed on June 12, 2008)
*10(viii)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on January 25, 2012)
*10(ix)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii) of the Annual Report on Form 10-K for fiscal year ended December 31, 2008)

*10(x)	Third Amendment, dated January 20, 2012, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on January 25, 2012)
*10(xi)	Salary Continuation Agreement dated May 24, 2013 between The National Bank of Blacksburg and Paul A. Mylum	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on March 8, 2018)
*10(xii)	Second Salary Continuation Agreement dated June 26, 2016 between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on July 20, 2016)
*10(xiii)	Salary Continuation Agreement dated February 8, 2006 between The National Bankshares, Inc. and Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on March 6, 2017)
*10(xiv)	First Amendment, dated December 19, 2007, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on March 6, 2017)
*10(xv)	Second Amendment, dated December 17, 2008, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on March 6, 2017)
*10(xvi)	Third Amendment, dated June 22, 2016, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on March 6, 2017)
21	Subsidiaries of the Registrant	(incorporated herein by reference to Exhibit 21 of the Annual Report on Form 10-K for fiscal year ended December 31, 2020)
31(i)	Section 302 Certification of Chief Executive Officer	Filed herewith
31(ii)	Section 302 Certification of Chief Financial Officer	Filed herewith
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	(incorporated herein by reference to Exhibit 32(i) of the Annual Report on Form 10-K for fiscal year ended December 31, 2020)
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	(incorporated herein by reference to Exhibit 32(ii) of the Annual Report on Form 10-K for fiscal year ended December 31, 2020)
101
The following materials from National Bankshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
(incorporated herein by reference to Exhibit 101 of the Annual Report on Form 10-K for fiscal year ended December 31, 2020)
*Indicates a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL BANKSHARES, INC.

By: /s/ F. BRAD DENARDO
F. Brad Denardo Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: March 30, 2021