Form 10-Q
period 2021-03-31
NATIONAL BANKSHARES INC
filed 2021-05-12
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Outstanding shares of common stock at May 10 2021

6,205,358

NATIONAL BANKSHARES, INC.

Form 10-Q

Index

Part I
Item 1. Financial Statements	Financial Information
National Bankshares, Inc. Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
(in thousands, except share and per share data)	2021	2020
Assets
Cash and due from banks	$12,677	$13,147
Interest-bearing deposits	135,142	120,725
Securities available for sale, at fair value	571,359	546,742
Restricted stock, at cost	845	1,279
Loans held for sale	424	866
Loans:
Loans, net of unearned income and deferred fees and costs	779,360	768,799
Less allowance for loan losses	(8,536)	(8,481)
Loans, net	770,824	760,318
Premises and equipment, net	9,955	10,035
Accrued interest receivable	5,367	5,028
Other real estate owned, net	957	1,553
Goodwill	5,848	5,848
Bank-owned life insurance	36,650	36,444
Other assets	18,162	17,688
Total assets	$1,568,210	$1,519,673

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$319,126	$276,793
Interest-bearing demand deposits	766,582	763,293
Savings deposits	183,231	167,475
Time deposits	89,649	89,582
Total deposits	1,358,588	1,297,143
Accrued interest payable	49	56
Other liabilities	20,504	21,867
Total liabilities	1,379,141	1,319,066
Commitments and contingencies

Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding 6,320,188 shares at March 31, 2021 and 6,432,020 shares at December 31, 2020	7,900	8,040
Retained earnings	190,462	189,547
Accumulated other comprehensive income (loss), net	(9,293)	3,020
Total stockholders' equity	189,069	200,607
Total liabilities and stockholders' equity	$1,568,210	$1,519,673

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Income

Three Months Ended March 31, 2021 and 2020

(Unaudited)

	March 31,	March 31,
(in thousands, except share and per share data)	2021	2020
Interest Income
Interest and fees on loans	$8,550	$8,466
Interest on interest-bearing deposits	28	217
Interest on securities – taxable	1,783	2,356
Interest on securities – nontaxable	521	349
Total interest income	10,882	11,388

Interest Expense
Interest on time deposits	90	559
Interest on other deposits	765	1,237
Total interest expense	855	1,796
Net interest income	10,027	9,592
Provision for loan losses	50	479
Net interest income after provision for loan losses	9,977	9,113

Noninterest Income
Service charges on deposit accounts	469	582
Other service charges and fees	41	39
Credit and debit card fees	434	306
Trust income	415	434
BOLI income	206	221
Gain on sale of mortgage loans	137	94
Other income	627	439
Realized securities gain, net	5	20
Total noninterest income	2,334	2,135

Noninterest Expense
Salaries and employee benefits	3,906	3,873
Occupancy, furniture and fixtures	488	450
Data processing and ATM	778	791
FDIC assessment	83	-
Net costs of other real estate owned	37	22
Franchise taxes	335	343
Other operating expenses	909	988
Total noninterest expense	6,536	6,467
Income before income taxes	5,775	4,781
Income tax expense	1,009	802

 (continued)

Net Income	$4,766	$3,979
Basic net income per common share	$0.74	$0.61
Fully diluted net income per common share	$0.74	$0.61
Weighted average number of common shares outstanding – basic and diluted	6,407,685	6,489,574
Dividends declared per common share	-	-

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended March 31, 2021 and 2020

(Unaudited)

	March 31,	March 31,
(in thousands)	2021	2020
Net Income	$4,766	$3,979

Other Comprehensive Income (Loss), Net of Tax
Unrealized holding gain (loss) on available for sale securities net of tax of ($3,271) and $1,028 for the periods ended March 31, 2021 and 2020, respectively	(12,309)	3,870
Reclassification adjustment for gain included in net income, net of tax of ($1) for the period ended March 31, 2021 and ($4) for the period ended March 31, 2020	(4)	(16)
Other comprehensive income (loss), net of tax	(12,313)	3,854
Total Comprehensive Income (Loss)	$(7,547)	$7,833

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2021 and 2020

(Unaudited)

(in thousands, except share data)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2019	$8,112	$184,120	$(8,506)	$183,726
Net income	-	3,979	-	3,979
Other comprehensive income, net of tax of $1,024	-	-	3,854	3,854
Balances at March 31, 2020	$8,112	188,099	(4,652)	191,559

Balances at December 31, 2020	$8,040	$189,547	$3,020	$200,607
Net income	-	4,766	-	4,766
Common stock repurchased, 111,832 shares	(140)	(3,851)	-	(3,991)
Other comprehensive loss, net of tax of ($3,272)	-	-	(12,313)	(12,313)
Balances at March 31, 2021	$7,900	$190,462	$(9,293)	$189,069

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2021 and 2020

(Unaudited)

	March 31,	March 31,
(in thousands)	2021	2020
Cash Flows from Operating Activities
Net income	$4,766	$3,979
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	50	479
Depreciation of bank premises and equipment	164	176
Amortization of premiums and accretion of discounts, net	416	193
Gain on sales and calls of securities available for sale, net	(5)	(20)
Loss and write-down on other real estate owned, net	26	4
Increase in cash value of bank-owned life insurance	(206)	(221)
Origination of mortgage loans held for sale	(6,266)	(6,428)
Proceeds from sale of mortgage loans held for sale	6,845	5,639
Gain on sale of mortgage loans held for sale	(137)	(94)
Net change in:
Accrued interest receivable	(339)	5
Other assets	1,340	625
Accrued interest payable	(7)	(7)
Other liabilities	106	883
Net cash provided by operating activities	6,753	5,213

Cash Flows from Investing Activities
Net change in interest-bearing deposits	(14,417)	4,983
Proceeds from calls, principal payments, sales and maturities of securities available for sale	15,331	53,872
Purchase of securities available for sale	(55,944)	(52,923)
Net change in restricted stock	434	(59)
Purchase of loan participations	(951)	(18)
Collection of loan participations	93	87
Loan originations and principal collections, net	(9,761)	3,720
Proceeds from sale of other real estate owned	570	24
Proceeds from disposal of repossessed assets	-	27
Recoveries on loans charged off	52	73
Proceeds from sale and purchases of premises and equipment, net	(84)	(1,315)
Net cash provided by (used in) investing activities	(64,677)	8,471

(continued)

Cash Flows from Financing Activities
Net change in time deposits	67	(4,230)
Net change in other deposits	61,378	(7,340)
Common stock repurchased	(3,991)	-
Net cash provided by (used in) financing activities	57,454	(11,570)
Net change in cash and due from banks	(470)	2,114
Cash and due from banks at beginning of period	13,147	10,290
Cash and due from banks at end of period	$12,677	$12,404

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits	$862	$1,803
Income taxes paid	-	-

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for loan losses	$47	$175
Loans transferred to other real estate owned	-	-
Loans transferred to repossessed assets	11	4
Unrealized net gain (loss) on securities available for sale	(15,585)	4,878
Lease liabilities arising from obtaining right-of-use assets	-	-

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Notes to Consolidated Financial Statements

March 31, 2021

(Unaudited)

$ in thousands, except per share data

Note 1: General

The consolidated financial statements of National Bankshares, Inc. (“NBI”) and its wholly-owned subsidiaries, The National Bank of Blacksburg (the “Bank” or “NBB”) and National Bankshares Financial Services, Inc. (“NBFS”) (collectively, the “Company”), conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three month period ended March 31, 2021 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s 2020 Form 10-K.  The Company posts all reports required to be filed under the Securities Exchange Act of 1934 on its web site at www.nationalbankshares.com.

Risks and Uncertainties

Over the past year, the COVID-19 pandemic and efforts to reduce its spread have caused significant disruptions in the U.S. economy and negatively impacted financial activity in the Company’s market. The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. If the global response to contain COVID-19 escalates further or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. While it is not possible to know the full extent of the impact COVID-19 will have on the Company’s operations, the Company is disclosing potentially material items of which it is aware.

Financial position and results of operations

The pandemic led to declines in two key income categories during 2020: interest income and overdraft fee income. Interest income was impacted by modification requests and by a decreased interest rate environment. During the first quarter of 2021, the number of modification requests that reduce interest income vastly decreased, though loan refinance and securities call activity spurred by the low interest rates continue to impact interest income, with reinvestment opportunities at lower rates. The Company does not expect the Federal Reserve to increase rates in the near future. If the pandemic’s evolution brings new or worsened economic impacts, these income categories and others may be negatively affected.

Lending operations and accommodations to borrowers

Modifications to loans for borrowers affected by COVID-19 provided payment relief. Depending on the demonstrated need of the borrower, the Company provided payment extensions, periods of interest only payments to otherwise amortizing loans, and interest rate reductions. The Company is monitoring loans with payment extensions, with special attention to loans with payment extensions that exceed 90 days, as well as subsequent requests for modifications to determine whether changes in risk ratings, accrual status or designation as a troubled debt restructuring (“TDR”) is warranted. If eventual credit losses are identified on these or other loans, accrued interest and fee income would be reversed at the time the loss is identified. If the loans are fully or partially charged off, future requirements for the provision for loan losses will increase. At this time, the Company is unable to project the materiality of such an impact, but recognizes economic declines may affect its borrowers’ ability to repay in future periods. The Company is closely monitoring the crisis and expects to continue to work with customers when warranted in order to preserve income potential and customer base.

With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company is actively participating in assisting its customers through the program. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government and that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. Should those circumstances change, the Company could be required to establish additional allowance for loan loss through provision for loan loss charged to earnings.

Credit

The Company is working with customers directly affected by COVID-19, providing short-term assistance in accordance with regulatory guidelines. As a result of the current economic environment caused by the COVID-19 pandemic, the Company is engaging in more frequent communication with borrowers to better understand their situation and the challenges faced, allowing it to respond proactively as needs and issues arise. Should economic conditions worsen, the Company could experience further increases in its required allowance for loan loss and record additional loan loss expense. It is possible that the Company’s asset quality measures could worsen at future measurement periods if effects of the COVID-19 pandemic are prolonged.

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

The Company tests goodwill for impairment annually, usually during the fourth quarter using September 30 information, unless facts and circumstances indicate the need for more frequent impairment testing. If the evolution of the pandemic or other adverse events cause a sustained decline in the Company’s stock price or the occurrence of what management deems to be a triggering event, under certain circumstances prescribed by U.S. GAAP, the Company will perform goodwill impairment testing as needed, which may be more frequently than annually. In the event that testing indicates that all or a portion of goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings.

Capital and liquidity

While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted by further credit losses.

The Company maintains access to multiple sources of liquidity. Wholesale funding markets are currently available to the Company. If the uncertainty caused by the COVID-19 pandemic results in volatile or elevated funding costs for an extended period of time and if it becomes necessary for the Company to access wholesale funding, the Company’s net interest margin could be adversely affected. Deposits have increased since the beginning of the pandemic, however, if an extended recession causes large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

Accounting Standards Adopted as of January 1, 2021

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes.” The amendments are expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects. ASU 2019-12 was effective for the Company on January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force).” The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. ASU 2020-01 was effective for the Company on January 1, 2021. The adoption of ASU 2020-01 did not have a material impact on the Company’s consolidated financial statements.

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs.” This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. ASU 2020-08 was effective for the Company on January 1, 2021. The adoption of ASU 2020-08 did not have a material impact on the Company’s consolidated financial statements.

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

Note 2: Loan Portfolio

The loan portfolio, excluding loans held for sale, was comprised of the following.

	March 31, 2021	December 31, 2020
Real estate construction	$42,570	$42,266
Consumer real estate	186,906	181,782
Commercial real estate	392,461	393,115
Commercial non-real estate	87,258	78,771
Public sector and IDA	39,788	40,983
Consumer non-real estate	32,261	33,110
Gross loans	781,244	770,027
Less unearned income and deferred fees and costs	(1,884)	(1,228)
Loans, net of unearned income and deferred fees and costs	$779,360	$768,799

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

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts will not be collected when due according to the contractual terms of the loan agreement. Impaired loans are those loans that have been modified in a TDR and larger, usually non-homogeneous loans that are in nonaccrual or exhibit payment history or financial status that indicate that collection probably will not occur when due according to the loan’s terms. Generally, impaired loans are given risk ratings that indicate higher risk, such as “classified” or “special mention.” Impaired loans are individually evaluated to determine appropriate reserves and are measured at the lower of the invested amount or the fair value. Impaired loans that are not TDRs and for which fair value measurement indicates an impairment loss are designated nonaccrual. A TDR loan that maintains current status for at least six months may accrue interest. Please refer to the Company’s 2020 Form 10-K, Note 1: Summary of Significant Accounting Policies for additional information on evaluation of impaired loans and associated specific reserves, and policies regarding nonaccruals, past due status and charge-offs.

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

The analysis of certain factors results in standard allocations to all segments and classes. These factors include the risk from changes in lending policies, loan officers’ average years of experience, and economic factors including unemployment levels, bankruptcy rates, interest rate environment, and competition/legal/regulatory environments. Also applied to all segments and classes is an economic factor implemented to address COVID-19 uncertainty: national unemployment filings. Typically the Company applies to the allowance calculation economic data specific to its market area. However, since local data is not available timely and historical analysis determined that local unemployment filings were closely correlated to national unemployment filings, the Company elected to allocate based upon national unemployment filings.

Factors analyzed for each class, with resultant allocations based upon the level of risk assessed for each class, include the risk from changes in loan review, levels of past due loans, levels of nonaccrual loans, current class balance as a percentage of total loans, and the percentage of high risk loans within the class. High risk loans include junior liens, interest only and high loan to value loans. During the 4th quarter of 2020 the Company implemented a new factor to account for potential increased risk of loans that have received multiple modifications and were still in the modification period at the reporting date. Additionally, factors specific to each segment are analyzed and result in allocations to the segment. Factor allocations applied to each class are increased for loans rated special mention and increased to a greater extent for loans rated classified. Please refer to the Company’s 2020 Form 10-K, Note 1: Summary of Significant Accounting Policies for a discussion of risk factors pertinent to each class.

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

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows.

	Activity in the Allowance for Loan Losses for the Three Months Ended March 31, 2021
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non- Real Estate	Unallocated	Total
Balance, December 31, 2020	$503	$2,165	$3,853	$670	$339	$555	$396	$8,481
Charge-offs	-	-	-	-	-	(47)	-	(47)
Recoveries	-	-	12	2	-	38	-	52
Provision for (recovery of) loan losses	8	201	(3)	(38)	(28)	(50)	(40)	50
Balance, March 31, 2021	$511	$2,366	$3,862	$634	$311	$496	$356	$8,536

	Activity in the Allowance for Loan Losses for the Three Months Ended March 31, 2020
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non- Real Estate	Unallocated	Total
Balance, December 31, 2019	$400	$1,895	$2,559	$555	$478	$650	$326	$6,863
Charge-offs	-	(44)	-	(65)	-	(66)	-	(175)
Recoveries	-	-	12	1	-	60	-	73
Provision for (recovery of) loan losses	(25)	219	29	230	33	(25)	18	479
Balance, March 31, 2020	$375	$2,070	$2,600	$721	$511	$619	$344	$7,240

	Activity in the Allowance for Loan Losses for the Year Ended December 31, 2020
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non- Real Estate	Unallocated	Total
Balance, December 31, 2019	$400	$1,895	$2,559	$555	$478	$650	$326	$6,863
Charge-offs	-	(85)	(15)	(372)	-	(248)	-	(720)
Recoveries	-	18	145	9	-	175	-	347
Provision for (recovery of) loan losses	103	337	1,164	478	(139)	(22)	70	1,991
Balance, December 31, 2020	$503	$2,165	$3,853	$670	$339	$555	$396	$8,481

	Allowance for Loan Losses as of March 31, 2021
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non- Real Estate	Unallocated	Total
Individually evaluated for impairment	$-	$2	$-	$16	$-	$-	$-	$18
Collectively evaluated for impairment	511	2,364	3,862	618	311	496	356	8,518
Total	$511	$2,366	$3,862	$634	$311	$496	$356	$8,536

	Allowance for Loan Losses as of December 31, 2020
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non- Real Estate	Unallocated	Total
Individually evaluated for impairment	$-	$2	$-	$73	$-	$-	$-	$75
Collectively evaluated for impairment	503	2,163	3,853	597	339	555	396	8,406
Total	$503	$2,165	$3,853	$670	$339	$555	$396	$8,481

	Loans as of March 31, 2021
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non- Real Estate	Unallocated	Total
Individually evaluated for impairment	$-	$193	$3,919	$826	$-	$1	$-	$4,939
Collectively evaluated for impairment	42,570	186,713	388,542	86,432	39,788	32,260	-	776,305
Total	$42,570	$186,906	$392,461	$87,258	$39,788	$32,261	$-	$781,244

	Loans as of December 31, 2020
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non- Real Estate	Unallocated	Total
Individually evaluated for impairment	$-	$194	$3,856	$851	$-	$2	$-	$4,903
Collectively evaluated for impairment	42,266	181,588	389,259	77,920	40,983	33,108	-	765,124
Total	$42,266	$181,782	$393,115	$78,771	$40,983	$33,110	$-	$770,027

A summary of ratios for the allowance for loan losses follows.

	As of and for the
	Three Months Ended March 31,		Year Ended December 31,
	2021	2020	2020
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees and costs(1)	1.10%	0.99%	1.10%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees and costs(2)	0.00%	0.06%	0.05%

(1)

The ratio of the allowance for loan losses to the end of period loans, net of unearned income and deferred fees and costs at March 31, 2021 and December 31, 2020 include government-guaranteed SBA PPP loans, which do not require an allowance for loan losses. Excluding the PPP loans, the ratio would be 1.16% at both dates.

(2)	Net charge-offs are on an annualized basis.

A summary of nonperforming assets follows.

	March 31,		December 31,
	2021	2020	2020
Nonperforming assets:
Nonaccrual loans	$784	$261	$846
Restructured loans in nonaccrual	2,907	3,191	2,839
Total nonperforming loans	3,691	3,452	3,685
Other real estate owned, net	957	1,584	1,553
Total nonperforming assets	$4,648	$5,036	$5,238
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.60%	0.69%	0.68%
Ratio of allowance for loan losses to nonperforming loans(1)	231.27%	209.73%	230.15%

(1)	The Company defines nonperforming loans as nonaccrual loans and restructured loans that are nonaccrual. Loans 90 days past due and still accruing and accruing restructured loans are excluded.

A summary of loans past due 90 days or more and impaired loans follows.

	March 31,		December 31,
	2021	2020	2020
Loans past due 90 days or more and still accruing	$12	$170	$17
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees and costs	0.00%	0.02%	0.00%
Accruing restructured loans	$1,378	$1,592	$1,410
Impaired loans:
Impaired loans with no valuation allowance	$4,564	$4,557	$3,858
Impaired loans with a valuation allowance	375	1,114	1,045
Total impaired loans	$4,939	$5,671	$4,903
Valuation allowance	(18)	(110)	(75)
Impaired loans, net of allowance	$4,921	$5,561	$4,828
Average recorded investment in impaired loans(1)	$4,956	$5,677	$5,093
Interest income recognized on impaired loans, after designation as impaired	$46	$26	$54
Amount of income recognized on a cash basis	$-	$-	$-

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

Nonaccrual loan relationships that meet the Company’s balance threshold of $250 and all TDRs are designated as impaired. The Company also designates as impaired other loan relationships that meet the Company’s balance threshold of $250 and for which the Company does not expect to collect according to the note’s contractual terms. No interest income was recognized on nonaccrual loans for the three months ended March 31, 2021 or March 31, 2020 or for the year ended December 31, 2020.

A detailed analysis of investment in impaired loans and associated reserves, segregated by loan class follows.

	Impaired Loans as of March 31, 2021
	Principal Balance	Total Recorded Investment(1)	Recorded Investment(1)for Which There is No Related Allowance	Recorded Investment(1) for Which There is a Related Allowance	Related Allowance
Consumer Real Estate(2)
Investor-owned residential real estate	$193	$193	$-	$193	$2
Commercial Real Estate(2)
Commercial real estate, owner-occupied	3,846	3,265	3,265	-	-
Commercial real estate, other	654	654	654	-	-
Commercial Non-Real Estate(2)
Commercial and industrial	826	826	644	182	16
Consumer Non-Real Estate(2)
Automobile	1	1	1	-	-
Total	$5,520	$4,939	$4,564	$375	$18

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	Impaired Loans as of December 31, 2020
	Principal Balance	Total Recorded Investment(1)	Recorded Investment(1) for Which There is No Related Allowance	Recorded Investment(1) for Which There is a Related Allowance	Related Allowance
Consumer Real Estate(2)
Investor-owned residential real estate	$194	$194	$-	$194	$2
Commercial Real Estate(2)
Commercial real estate, owner occupied	3,752	3,202	3,202	-	-
Commercial real estate, other	654	654	654	-	-
Commercial Non-Real Estate(2)
Commercial and industrial	851	851	-	851	73
Consumer Non-Real Estate(2)
Automobile	2	2	2	-	-
Total	$5,453	$4,903	$3,858	$1,045	$75

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

The following tables show the average recorded investment and interest income recognized for impaired loans.

	For the Three Months Ended March 31, 2021
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Investor-owned residential real estate	$194	$3
Commercial Real Estate(2)
Commercial real estate, owner occupied	3,269	38
Commercial real estate, other	654	-
Commercial Non-Real Estate(2)
Commercial and industrial	838	5
Consumer Non-Real Estate(2)
Automobile	1	-
Total	$4,956	$46

	For the Three Months Ended March 31, 2020
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Equity lines	$100	$2
Residential closed-end first liens	22	-
Investor-owned residential real estate	487	4
Commercial Real Estate(2)
Commercial real estate, owner occupied	3,309	6
Commercial real estate, other	838	8
Commercial Non-Real Estate(2)
Commercial and industrial	917	6
Consumer Non-Real Estate(2)
Automobile	4	-
Total	$5,677	$26

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	For the Year Ended December 31, 2020
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Investor-owned residential real estate	$196	$13
Commercial Real Estate(2)
Commercial real estate, owner occupied	3,217	19
Commercial real estate, other	790	-
Commercial Non-Real Estate(2)
Commercial and industrial	887	22
Consumer Non-Real Estate(2)
Automobile	3	-
Total	$5,093	$54

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

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

An analysis of past due and nonaccrual loans follows.

March 31, 2021
	30 – 89 Days Past Due and Accruing	90 or More Days Past Due	90 or More Days Past Due and Accruing	Nonaccruals(2)
Real Estate Construction(1)
Construction, other	$16	$-	$-	$-
Consumer Real Estate(1)
Equity lines	29	-	-	-
Residential closed-end first liens	403	62	-	62
Investor-owned residential real estate	163	-	-	-
Commercial Real Estate(1)
Commercial real estate, owner-occupied	-	461	-	2,907
Commercial real estate, other	-	654	-	654
Commercial Non-Real Estate(1)
Commercial and industrial(3)	874	48	-	68
Consumer Non-Real Estate(1)
Credit cards	4	1	1	-
Automobile	97	-	-	-
Other consumer loans	218	11	11	-
Total	$1,804	$1,237	$12	$3,691

(1)	Only classes with past due or nonaccrual loans are shown.
(2)	Includes current and past due loans in nonaccrual status. Includes impaired loans in nonaccrual status.
(3)	Includes SBA PPP loans past due 30-89 days of $3

December 31, 2020
	30 – 89 Days Past Due and Accruing	90 or More Days Past Due	90 or More Days Past Due and Accruing	Nonaccruals(2)
Consumer Real Estate(1)
Residential closed-end first liens	$365	$62	$-	$62
Investor-owned residential real estate	106	-	-	-
Commercial Real Estate(1)
Commercial real estate, owner occupied	15	571	-	2,941
Commercial real estate, other	-	654	-	654
Commercial Non-Real Estate(1)
Commercial and industrial	730	27	-	28
Consumer Non-Real Estate(1)
Credit cards	7	3	3	-
Automobile	144	1	1	-
Other consumer loans	130	13	13	-
Total	$1,497	$1,331	$17	$3,685

(1)	Only classes with past due or nonaccrual loans are shown.
(2)	Includes current and past due loans in nonaccrual status. Includes impaired loans in nonaccrual status.

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

Determination of risk grades was completed for the portfolio as of March 31, 2021 and December 31, 2020.

The following displays collectively evaluated loans by credit quality indicator.

March 31, 2021

	Pass(1)	Special Mention(1)	Classified(1)
Real Estate Construction
Construction, 1-4 family residential	$8,902	$-	$-
Construction, other	33,668	-	-
Consumer Real Estate
Equity lines	13,486	-	29
Residential closed-end first liens	94,684	65	343
Residential closed-end junior liens	2,902	-	-
Investor-owned residential real estate	74,468	632	104
Commercial Real Estate
Multifamily residential real estate	90,194	261	-
Commercial real estate owner-occupied	144,790	543	37
Commercial real estate, other	146,197	6,520	-
Commercial Non-Real Estate
Commercial and industrial	86,363	-	69
Public Sector and IDA
States and political subdivisions	39,788	-	-
Consumer Non-Real Estate
Credit cards	4,437	-	-
Automobile	11,666	-	17
Other consumer	16,134	-	6
Total	$767,679	$8,021	$605

(1)	Excludes impaired, if any.

The following displays collectively evaluated loans by credit quality indicator.

December 31, 2020

	Pass(1)	Special Mention(1)	Classified(1)
Real Estate Construction
Construction, 1-4 family residential	$8,195	$-	$-
Construction, other	34,071	-	-
Consumer Real Estate
Equity lines	13,903	-	-
Residential closed-end first liens	92,241	66	284
Residential closed-end junior liens	3,003	-	-
Investor-owned residential real estate	71,450	641	-
Commercial Real Estate
Multifamily residential real estate	87,455	265	-
Commercial real estate owner-occupied	146,900	543	140
Commercial real estate, other	147,436	6,520	-
Commercial Non-Real Estate
Commercial and industrial	77,892	-	28
Public Sector and IDA
States and political subdivisions	40,983	-	-
Consumer Non-Real Estate
Credit cards	4,665	-	-
Automobile	12,024	-	6
Other consumer	16,398	-	15
Total	$756,616	$8,035	$473

(1)	Excludes impaired, if any.

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

Troubled Debt Restructurings

From time to time the Company modifies loans that result in TDR designation. Total TDRs amounted to $4,285 at March 31, 2021, $4,249 at December 31, 2020, and $4,783 at March 31, 2020. All of the Company’s TDR loans are fully funded and no further increase in credit is available.

TDRs Designated During the Reporting Period

During the three months ended March 31, 2021 the Company designated one loan as a TDR. During the three months ended March 31, 2020, the Company designated no additional loans as TDRs. The restructuring completed during the three-month period ended March 31, 2021 shifted the payment structure from interest-only to amortizing and reduced the interest rate to provide cash flow relief. No principal or interest was forgiven. The impairment measurement at March 31, 2021 was based upon the collateral method and did not result in a specific allocation.

The following table presents restructurings by class that occurred during the three month period ended March 31, 2021.

	Restructurings That Occurred During the Three Months Ended March 31, 2021
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Commercial Real Estate
Commercial real estate owner-occupied	1	$102	$102
Total	1	$102	$102

Defaulted TDRs

The Company analyzed its TDR portfolio for loans that defaulted during the three month periods ended March 31, 2021 and March 31, 2020, and that were modified within 12 months prior to default. The Company designates three circumstances that indicate default: one or more payments that occur more than 90 days past the due date, charge-off, or foreclosure after the date of restructuring.

Of the Company’s TDRs at March 31, 2021 and March 31, 2020, none of the defaulted TDRs were modified within 12 months prior to default. All of the defaulted TDRs were in nonaccrual status as of March 31, 2021 and March 31, 2020.

COVID-19 Related Modifications

In order to aid borrowers negatively impacted by the COVID-19 pandemic, the Company provided modifications to qualifying loans. The CARES Act, passed at the beginning of the pandemic, Consolidated Appropriations Act (“CAA”), passed in December 2020, and regulatory guidance specify criteria that, if met, provide an election not to designate the loans as TDRs. All of the Company’s COVID-19 related modifications met the criteria and were not designated TDR. As of March 31, 2021, no loans were found to have exceeded the criteria, and none were designated TDR.

Note 4: Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type are as follows.

	March 31, 2021
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$131,670	$2,933	$4,378	$130,225
States and political subdivisions	199,874	3,706	4,395	199,185
Mortgage-backed securities	236,732	3,293	229	239,796
Corporate debt securities	2,001	152	-	2,153
Total securities available for sale	$570,277	$10,084	$9,002	$571,359

	December 31, 2020
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$86,859	$4,477	$173	$91,163
States and political subdivisions	196,435	7,778	252	203,961
Mortgage-backed securities	244,780	4,473	78	249,175
Corporate debt securities	2,001	442	-	2,443
Total securities available for sale	$530,075	$17,170	$503	$546,742

The amortized cost and fair value of single maturity securities available for sale at March 31, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity.

	March 31, 2021
	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$3,072	$3,115
Due after one year through five years	5,438	5,573
Due after five years through ten years	178,874	179,196
Due after ten years	382,893	383,475
Total securities available for sale	$570,277	$571,359

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows.

	March 31, 2021
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$89,509	$4,378	$-	$-
States and political subdivisions	89,706	4,198	4,092	197
Mortgage-backed securities	12,287	229	-	-
Total	$191,502	$8,805	$4,092	$197

	December 31, 2020
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$28,798	$173	$-	$-
States and political subdivisions	32,353	249	635	3
Mortgage-backed securities	8,816	76	4,060	2
Total	$69,967	$498	$4,695	$5

The Company had 183 securities with a fair value of $195,594 that were temporarily impaired at March 31, 2021.  The total unrealized loss on these securities was $9,002. Of the temporarily impaired total, 3 securities with a fair value of $4,092 and an unrealized loss of $197 have been in a continuous loss position for 12 months or more. The Company has determined that these securities are temporarily impaired at March 31, 2021 for the reasons set out below.

States and political subdivisions. Three securities with an unrealized loss of $197 and a fair value of $4,092 have been in a continuous loss position for more than 12 months. The Company reviewed financial statements and cash flows for the securities. The Company’s analysis determined that the unrealized loss is the result of interest rate and market fluctuations and not associated with impaired financial status. The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the cost basis of the investment. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of amortized cost basis, which may be at maturity, the Company does not consider the investments to be other-than-temporarily impaired.

Restricted Stock

The Company held restricted stock of $845 as of March 31, 2021 and $1,279 at December 31, 2020. Restricted stock is reported separately from available for sale securities. As a member bank of the Federal Reserve system and the Federal Home Loan Bank of Atlanta (“FHLB”), NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital, current borrowings, and a percentage of qualifying assets. The correspondents provide calculations that require the Company purchase or sell stock back to the correspondents. The stock is held by member institutions only and is not actively traded.

Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. In addition to dividends, NBB also benefits from its membership with FHLB through eligibility to borrow from the FHLB, using as collateral NBB’s capital stock investment in the FHLB and qualifying NBB real estate mortgage loans totaling $565,842 at March 31, 2021. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at March 31, 2021, management did not determine any impairment.

Management regularly monitors the credit quality of the investment portfolio. Changes in ratings are noted and follow-up research on the issuer is undertaken when warranted. Management intends to carefully monitor any changes in bond quality.

Note 5: Defined Benefit Plan

Components of Net Periodic Benefit Cost:

	Pension Benefits
	Three Months Ended March, 31
	2021	2020
Service cost	$361	$270
Interest cost	184	205
Expected return on plan assets	(555)	(420)
Amortization of prior service cost	(3)	(27)
Recognized net actuarial loss	208	177
Net periodic benefit cost	$195	$205

The service cost component of net periodic benefit cost is included in salaries and employee benefits expense in the consolidated statements of income. All other components are included in other noninterest expense in the consolidated statements of income. For the three months ended March 31, 2021, the Company did not make a contribution to the defined benefit plan.

Note 6: Fair Value Measurements

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

Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Accounting guidance for fair value excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Consequently, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company as of March 31, 2021 and December 31, 2020.

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.

		Fair Value Measurements at March 31, 2021 Using
Description	Balance as of March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$130,225	$-	$130,225	$-
States and political subdivisions	199,185	-	199,185	-
Mortgage-backed securities	239,796	-	239,796	-
Corporate debt securities	2,153	-	2,153	-
Total securities available for sale	$571,359	$-	$571,539	$-

		Fair Value Measurements at December 31, 2020 Using
Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$91,163	$-	$91,163	$-
States and political subdivisions	203,961	-	203,961	-
Mortgage-backed securities	249,175	-	249,175	-
Corporate debt securities	2,443	-	2,443	-
Total securities available for sale	$546,742	$-	$546,742	$-

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

		Fair Value Measurements at March 31, 2021 Using
Description	Balance as of March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate loan contracts	$(1)	$-	$-	$(1)
Forward contracts	$1	$-	$-	$1

		Fair Value Measurements at December 31, 2020 Using
Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate loan contracts	$1	$-	$-	$1
Forward contracts	$(11)	$-	$-	$(11)

March 31, 2021	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate loan contracts	Market approach	Pull-through rate			83.00%	(1)
Forward contracts	Market approach	Pull-through rate			83.00%	(1)

Interest rate loan contracts	Market approach	Current reference price			101.57%	(2)
Forward contracts	Market approach	Current reference price	98.51%	-	101.57%	(99.30%)

(1)	All contracts are valued using the same pull-through rate.
(2)	Interest rate loan contracts at March 31, 2021 included a single loan.

December 31, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate loan contracts	Market approach	Pull-through rate			87.02%	(1)
Forward contracts	Market approach	Pull-through rate			87.02%	(1)

Interest rate loan contracts	Market approach	Current reference price	101.91%	-	103.02%	(102.55%)(2)
Forward contracts	Market approach	Current reference price	101.91%	-	103.19%	(102.67%)(2)

(1)	All contracts are valued using the same pull-through rate.
(2)	Current reference prices were weighted by the relative amount of the loan.

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at March 31, 2021 or December 31, 2020.

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

Loans measured using the fair value of collateral method may be categorized in Level 2 or Level 3. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. Most collateral is real estate. The Company bases collateral method fair valuation upon the “as-is” value of independent appraisals or evaluations. Valuations for impaired loans secured by residential 1-4 family properties with outstanding principal balances greater than $250 are based on an appraisal. Appraisals are also used to value impaired loans secured by commercial real estate with outstanding principal balances greater than $500. Collateral-method impaired loans secured by residential 1-4 family property with outstanding principal balances of $250 or less, or secured by commercial real estate with outstanding principal balances of $500 or less, are valued using an appraisal or a real estate evaluation prepared by a third party.

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

If a current appraisal uses unobservable data as part of the assessment, the value of the collateral is classified as Level 3.

The following table summarizes the Company’s impaired loans that were measured at fair value on a nonrecurring basis at March 31, 2021 and at December 31, 2020.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Assets:
March 31, 2021	Impaired loans net of valuation allowance	$357	$-	$-	$357
December 31, 2020	Impaired loans net of valuation allowance	970	-	-	970

The following table presents information about Level 3 Fair Value Measurements for March 31, 2021 and December 31, 2020.

Impaired Loans	Valuation Technique	Unobservable Input	Range (Weighted Average(1))
March 31, 2021	Present value of cash flows	Discount rate	6.00%	–	6.50%	(6.26%	)
December 31, 2020	Present value of cash flows	Discount rate	5.50%	–	6.50%	(5.78%	)

(1)	Unobservable inputs were weighted by the relative fair value of the impaired loans.

At March 31, 2021 and December 31, 2020, all impaired loans measured at fair value on a nonrecurring basis were measured using the present value of cash flows. The loans at each date are TDRs and the discount rate is the contractual rate that was in effect prior to modification to TDR status. Inherent in the measurement of impaired loans using the present value of cash flows method are judgements and assumptions, including the appropriateness of the discount rate and the projections of cash flows. Cash flows in the future may differ from those used in the measurement. Future changes in cash flow assumptions or if the loans are charged off may result in greater losses than estimated at the reporting dates. An increase in the impairment measurement or a charge-off would increase the provision for loan losses.

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

The following table summarizes the Company’s OREO that was measured at fair value on a nonrecurring basis.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Assets:
March 31, 2021	OREO net of valuation allowance	$957	$-	$-	$957
December 31, 2020	OREO net of valuation allowance	1,553	-	-	1,553

The following tables present information about Level 3 Fair Value Measurements for March 31, 2021 and December 31, 2020.

March 31, 2021	Valuation Technique	Unobservable Input	Range (Weighted Average)

OREO	Discounted appraised value	Selling cost	6.20%	(3)

December 31, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average(1))

OREO	Discounted appraised value	Selling cost	4.00%(2)	–	9.23%	(4.54%)
OREO	Discounted appraised value	Discount for lack of marketability and age of appraisal	0.00%	–	7.66%	(0.62%)(1)

(1)	Discounts were weighted by the relative appraised value of the OREO properties.
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

(3)	As of March 31, 2021 OREO was composed of a single property.

At March 31, 2021 and December 31, 2020, OREO properties were measured using appraised value, and if applicable, discounted by selling costs, lack of marketability and age of appraisal. Determining the discount to appraisals for selling cost and lack of marketability and age of the appraisal relies on certain key assumptions and judgements.

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

Fair Value Summary

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2021 and December 31, 2020. For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government-supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity. Fair values are estimated using the exit price notion.

	March 31, 2021
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$12,677	$12,677	$-	$-
Interest-bearing deposits	135,142	135,142	-	-
Securities	571,359	-	571,359	-
Restricted securities	845	-	845	-
Loans held for sale	424	-	424	-
Loans, net	770,824	-	-	765,123
Accrued interest receivable	5,367	-	5,367	-
Bank-owned life insurance	36,650	-	36,650	-
Forward contracts	1	-	-	1
Financial Liabilities:
Deposits	$1,358,588	$-	$1,268,939	$89,827
Accrued interest payable	49	-	49	-
Interest rate loan contracts	1	-	-	1

	December 31, 2020
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$13,147	$13,147	$-	$-
Interest-bearing deposits	120,725	120,725	-	-
Securities	546,742	-	546,742	-
Restricted securities	1,279	-	1,279	-
Loans held for sale	866	-	866	-
Loans, net	760,318	-	-	752,624
Accrued interest receivable	5,028	-	5,028	-
Bank-owned life insurance	36,444	-	36,444	-
Interest rate loan contracts	1	-	-	1
Financial Liabilities:
Deposits	$1,297,143	$-	$1,207,561	$89,681
Accrued interest payable	56	-	56	-
Forward contracts	11	-	-	11

Note 7: Components of Accumulated Other Comprehensive Income (Loss)

	Net Unrealized Gain on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$76	$(8,582)	$(8,506)
Unrealized holding gain on available for sale securities, net of tax of $1,028	3,870	-	3,870
Reclassification adjustment, net of tax of ($4)	(16)	-	(16)
Balance at March 31, 2020	$3,930	$(8,582)	$(4,652)

Balance at December 31, 2020	$13,167	$(10,147)	$3,020
Unrealized holding loss on available for sale securities, net of tax of ($3,271)	(12,309)	-	(12,309)
Reclassification adjustment, net of tax of ($1)	(4)	-	(4)
Balance at March 31, 2021	$854	$(10,147)	$(9,293)

Note 8: Revenue Recognition

Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams such as service charges on deposit accounts, other service charges and fees, credit and debit card fees, trust income, and annuity and insurance commissions are recognized in accordance with ASC Topic 606, “Revenue from Contracts with Customers.” Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as financial guarantees, derivatives, and certain credit card fees are outside the scope of the guidance. Noninterest revenue streams within the scope of Topic 606 are discussed below.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2021 and 2020.

	March 31,	March 31,
	2021	2020
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$469	$582
Other service charges and fees	41	39
Credit and debit card fees	434	306
Trust income	415	434
Insurance and Investment (included within Other Income on the Consolidated Statements of Income)	398	98
Noninterest Income (in-scope of Topic 606)	$1,757	$1,459
Noninterest Income (out-of-scope of Topic 606)	577	676
Total noninterest income	$2,334	$2,135

Note 9: Leases

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

The Company’s lease right of use asset is included in other assets and the lease liability is included in other liabilities. The following tables present information about leases:

	March 31, 2021	December 31, 2020
Lease liability	$1,941	$2,016
Right-of-use asset	$1,921	$1,998
Weighted average remaining lease term (in years)	6.60	6.81
Weighted average discount rate	3.05%	3.04%

	For the Three Months Ended March 31,
	2021	2020
Lease Expense
Operating lease expense	$93	$93
Short-term lease expense	1	1
Total lease expense	$94	$94

Cash paid for amounts included in lease liabilities	$92	$91
Right-of-use assets obtained in exchange for operating lease liabilities commencing during the period	$-	$-

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability:

Undiscounted Cash Flow the Period	As of March 31, 2021
Nine months ending December 31, 2021	$272
Twelve months ending December 31, 2022	352
Twelve months ending December 31, 2023	352
Twelve months ending December 31, 2024	334
Twelve months ending December 31, 2025	244
Twelve months ending December 31, 2026	211
Thereafter	393
Total undiscounted cash flows	$2,158
Less: discount	(217)
Lease liability	$1,941

The contracts in which the Company is lessee are with parties external to the Company and not related parties. The Company has a small lease relationship with a director in which the Company is lessor.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

$ in thousands, except per share data

The purpose of this discussion and analysis is to provide information about the financial condition and results of operations of the Company.  Please refer to the financial statements and other information included in this report as well as the Company’s 2020 Annual Report on Form 10-K for an understanding of the following discussion and analysis. References in the following discussion and analysis to “we” or “us” refer to the Company unless the context indicates that the reference is to the Bank.

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
●

monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury, the Office of the Comptroller of the Currency, the Federal Reserve, the Consumer Financial Protection Bureau and the Federal Deposit Insurance Corporation (“FDIC”), and the impact of any policies or programs implemented pursuant to financial reform legislation,

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

●	performance by the Company’s counterparties or vendors,
●	applicable accounting principles, policies and guidelines, and
●	business disruption and/or impact due to the coronavirus or similar pandemic diseases.

These risks and uncertainties should be considered in evaluating the forward-looking statements contained in this report. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report. This discussion and analysis should be read in conjunction with the description of our “Risk Factors” in Item 1A of the most recently filed Form 10-K.

The COVID-19 pandemic and measures implemented to reduce its spread have had international impacts. The effect on the Company’s market area has been similar to that experienced by many areas across the nation, with decreased business activity, higher unemployment rates, and record filings of unemployment claims. While vaccine roll-out and other measures provide some positive indicators, the length of economic downturn is not yet known. An extended economic downturn will negatively impact business activity within the Company’s market and could lead to a higher rate of delinquent loans, charge-offs, and reduced interest and fee income.

Cybersecurity

As a financial institution, NBI is subject to cybersecurity risks. Cybersecurity risks have expanded with the pandemic as fraudsters seek to take advantage of customer concerns and changes to work environment. The Company has not suffered any losses or breaches due to the pandemic.

We have deployed a multi-faceted approach to limit the risk and impact of unauthorized access to customer accounts and to information relevant to customer accounts. We use digital technology safeguards, internal policies and procedures, and employee training to reduce the exposure of our systems to cyber-intrusions. We do not offer online account openings or loan originations, limit the dollar amount of online banking transfers to other banks, do not permit customers to submit address changes or wire requests through online banking, require a special vetting process for commercial customers who wish to originate ACH transfers, and limit certain functionalities of mobile banking. The Company also requires assurances from key vendors regarding their cybersecurity. However, it is not possible to fully eliminate exposure. The potential for financial and reputational losses due to cyber-breaches is increased by the possibility of human error, unknown system susceptibilities, and the rising sophistication of cyber-criminals to attack systems, disable safeguards and gain access to accounts and related information.

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

Response to COVID-19 Pandemic

The global COVID-19 pandemic has affected the global economy for approximately one year. The Company has complied with national, state and local guidelines to help reduce the spread of the virus, including implementing social distancing measures for employees and serving customers primarily through digital channels, drive-thrus and ATMs, and in person when requested. We have determined to reopen our lobbies in May. Current analysis of our transactions has not shown a decline. Controls over cash and physical assets have remained in place and internal controls over financial reporting and disclosure have been maintained.

The Company continues to monitor the impact of the pandemic on significant estimates, including the allowance for loan losses, valuation of goodwill, valuation of OREO, other-than-temporary impairment of securities and pension obligations, as well as lease right-of-use assets. The impact to the allowance for loan losses is discussed under the “Asset Quality” section. Analysis as of March 31, 2021 did not indicate negative impacts to the valuation of OREO, other-than-temporary impairment of securities, pension obligations or lease right-of-use assets.

The Company also continues to monitor increased threats of fraud, including schemes against employees new to remote working arrangements, fraud related to state unemployment insurance and COVID-19 related scams against customers.

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

The following discusses our financial position and results of operations for the three month period ended March 31, 2021 and where appropriate, the impact of the COVID-19 pandemic, as well as potential future impact.

Non-GAAP Financial Measures

This report refers to certain financial measures that are computed under a basis other than U.S. GAAP (“non-GAAP”), including the net interest margin and the noninterest margin.

Return on Average Assets and Return on Average Equity

The return on average assets and return on average equity are measures of profitability. The return on average assets and return on average equity are calculated by annualizing net income and dividing by average year-to-date assets or equity, respectively. When net income includes larger nonrecurring items, the annualization magnifies their effect. In order to reduce distortion within the ratios, the Company adjusts net income for larger non-recurring items prior to annualization, and then nets the items against the annualized net income. The reconciliation of adjusted annualized net income, which is not a measurement under U.S. GAAP, is reflected in the table below.

The following table details the calculation of annualized net income for the return on average assets and the return on average equity:

$ in thousands	Three months ended March 31,
	2021	2020
Net Income	$4,766	$3,979
Items deemed non-recurring by management:
Less: partnership income (1), net of tax of ($98) in 2021 and ($65) in 2020	(369)	(244)
Securities gains, net of tax of ($1) in 2021 and ($4) in 2020	(4)	(16)
Adjusted net income	4,393	3,719
Adjusted net income, annualized	17,816	14,958
Items deemed non-recurring by management:
Add: partnership income, net of tax of $98 in 2021 and $65 in 2020	369	244
Add: Securities gains, net of tax of $1 in 2021 and $4 in 2020	4	16
Annualized net income for ratio calculation	$18,189	$15,218

(1)

During the first quarter of each year, the Company adjusts its basis in partnership interests. During 2021 and 2021, the adjustment resulted in recognition of a gain. During 2021, the Company also received a one-time payout from a partnership interest, recognized in income. Partnership income is removed from income prior to annualization in order to avoid distortion, and added back to income after annualization.

Net Interest Margin

The Company uses the net interest margin to measure profit on interest generating activities, as a percentage of total interest-earning assets. The net interest margin is calculated by dividing annualized taxable equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit is 21%. The reconciliation of tax equivalent net interest income, which is not a measurement under U.S. GAAP, to net interest income, is reflected in the table below.

$ in thousands	Three months ended March 31,
	2021	2020
GAAP measures:
Interest and fees on loans	$8,550	$8,466
Interest on interest-bearing deposits	28	217
Interest and dividends on securities - taxable	1,783	2,356
Interest on securities - nontaxable	521	349
Total interest income	$10,882	$11,388

Interest on deposits	$855	$1,796
Net interest income	$10,027	$9,592

Non-GAAP measures:
Tax benefit on nontaxable loan income	$75	$123
Tax benefit on nontaxable securities income	170	96
Total tax benefit on nontaxable interest income	$245	$219
Total tax equivalent net interest income	$10,272	$9,811
Total tax equivalent net interest income, annualized	$41,659	$39,460

Efficiency Ratio

The efficiency ratio is computed by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income, excluding certain items management deems unusual or non-recurring. The tax rate used to calculate fully taxable equivalent basis is 21%. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. The components of the efficiency ratio calculation are summarized in the following table.

$ in thousands	Three months ended March 31,
	2021	2020
Noninterest expense	$6,536	$6,467

Taxable-equivalent net interest income	$10,272	$9,811
Noninterest income	2,334	2,135
Less: partnership income	(467)	(309)
Less: realized securities gains	(5)	(20)
Total income for ratio calculation	$12,134	$11,617

Efficiency ratio	53.87%	55.67%

Noninterest Margin

The Company uses the noninterest margin to evaluate net noninterest expense. A lower noninterest margin indicates more effective expense management in relation to noninterest income generation. The noninterest margin is calculated as noninterest expense less noninterest income (excluding realized securities gain/loss, net), annualizing the difference, and dividing by average year-to-date assets. The annualization process excludes significant one-time items to prevent distortion. The reconciliation of adjusted noninterest income and adjusted noninterest expense, which are not measurements under GAAP, is reflected in the table below.

	Three months ended March 31,
	2021	2020
Noninterest expense under GAAP	$6,536	$6,467

Noninterest income under GAAP	$2,334	$2,135
Less: partnership income (1)	(467)	(309)
Less: realized securities gains, net	(5)	(20)
Noninterest income for ratio calculation, non-GAAP	$1,862	$1,806

Net noninterest expense, non-GAAP	$4,674	$4,661
Net noninterest expense, non-GAAP, annualized	18,956	18,746
Add back: partnership income	467	309
Net noninterest expense, non-GAAP, annualized, adjusted	19,423	19,055
Average assets	$1,530,908	$1,312,427
Noninterest margin	1.27%	1.45%

(1)

During the first quarter of each year, the Company adjusts its basis in partnership interests. During 2021 and 2020, the adjustment resulted in recognition of a gain. During 2021, the Company also received a one-time payout from a partnership interest, recognized in income. Partnership income is removed from income prior to annualization in order to avoid distortion, and added back to income after annualization.

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

Impaired loans

Impaired loans are identified through the Company’s credit risk rating process. Estimated loss for an impaired loan is the amount of recorded investment that exceeds the loan’s fair value. Fair value of an impaired loan is measured by the fair value of collateral (“collateral method”), the present value of future cash flows (“cash flow method”), or observable market price. The Company applies the collateral method to collateral-dependent loans, loans for which foreclosure is imminent and to loans for which the fair value of collateral is a more reliable estimate of fair value. The cash flow method is applied to loans that are not collateral dependent and for which cash flows may be estimated.

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

The estimate of the allowance for March 31, 2021 considered market conditions as of March 31, 2021 where possible, and the most recent available information when data was not available as of March 31, 2021, portfolio conditions and levels of delinquencies at March 31, 2021, and net charge-offs in the eight quarters prior to the quarter ended March 31, 2021. Some of the available economic data lags the reporting date by one to three months. Delinquency levels at March 31, 2021 are lower than they might otherwise have been due to modifications granted to qualifying borrowers in accordance with regulatory guidance and legislative provisions in the CARES Act and CAA, including loan payment extensions, interest only periods and rate reductions to borrowers. Past due status will not occur during the period in which a payment is extended. Providing an interest only period affords borrowers lower payments during the interest only period. When extension periods and interest only periods expire, there may be increases in past dues that will increase the requirement for the allowance for loan loss. Management used its best judgement and efforts in incorporating possible impacts as of March 31, 2021 in estimating the allowance for loan losses, but if the current economic challenges worsen, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see Note 3 to the consolidated financial statements and “Asset Quality,” and “Provision and Allowance for Loan Losses.”

Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value based test. The Company contracts with a third party valuation expert to perform impairment testing in the fourth quarter of each year. The Company’s most recent impairment test was performed using data from September 30, 2020. Accounting guidance provides the option of performing preliminary assessment of qualitative factors before performing more substantial testing for impairment. The Company opted not to perform the preliminary assessment. The Company’s goodwill impairment analysis considered three valuation techniques appropriate to the measurement. The first technique uses the Company’s market capitalization as an estimate of fair value; the second technique estimates fair value using current market pricing multiples for companies comparable to the Company; while the third technique uses current market pricing multiples for change-of-control transactions involving companies comparable to the Company. The analysis did not result in an impairment assessment.

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

SBA Paycheck Protection Program. The SBA Paycheck Protection Program provides loans to aid small businesses in maintaining their payroll for up to 24 weeks. Through the program, banks may fund loans to qualifying borrowers with the expectation that the SBA will either pay off the loans and forgive the borrower’s debt, or guarantee the loans until the borrower pays off the debt. The loans bear a contractual interest rate of 1%, bolstered by an origination fee to be recognized over the life of the loan. Loans that are forgiven or paid off prior to maturity result in recognition of the outstanding origination fee at the date of forgiveness or payoff. The Company has assisted local businesses through the PPP by providing 1,164 loans totaling $80,999 since the program’s inception in April of 2020. To date, 544 PPP loans with original balances totaling $35,862 have been forgiven or paid off. As of March 31, 2021, the Company held $43,631 in PPP loans, net of deferred fees and costs. The current application period ends May 31, 2021.

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

Performance Summary

The following table presents the Company’s key performance ratios for the three months ended March 31, 2021 and March 31, 2020 and the year ended December 31, 2020. The measures for March 31, 2021 and March 31, 2020 are annualized, except for basic and fully diluted earnings per share.

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Twelve Months Ended December 31, 2020
Return on average assets (1)	1.19%	1.16%	1.15%
Return on average equity (1) (4)	9.30%	8.03%	8.21%
Basic and fully diluted earnings per share (4)	$0.74	$0.61	$2.48
Net interest margin (2)	2.89%	3.20%	2.98%
Noninterest margin (3)	1.27%	1.45%	1.22%
Efficiency ratio (5)	53.87%	55.67%	53.46%

(1)

Return on average assets and return on average equity are non-GAAP measures. Components of U.S. GAAP net income that are deemed non-recurring by management are removed prior to annualizing the adjusted net income. The adjusted net income is annualized. Items deemed non-recurring by management are added back to the annualized adjusted net income, and the total is divided by average assets for return on average assets, or divided by average equity for return on average equity. See “Non-GAAP Financial Measures” above.

(2)

Net interest margin is a non-GAAP measure. Tax advantaged portions of net interest income are adjusted to their fully-taxable equivalent basis and divided by average earning assets. See “Non-GAAP Financial Measures” above.

(3)

Noninterest margin is a non-GAAP measure. Noninterest income is adjusted for items deemed by management to be non-recurring and securities gains and losses. Adjusted noninterest income is subtracted from noninterest expense and the difference is annualized, then non-recurring items are added back and the sum is divided by average year-to-date assets. See “Non-GAAP Financial Measures” above.

(4)

During the three months ended March 31, 2021, the Company repurchased 111,832 shares under its publicly announced stock repurchase plan. The repurchase reduced shareholders equity by $3,991. See “Non-GAAP Financial Measures” above.

(5)

The efficiency ratio is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with GAAP and should not be viewed as a substitute for GAAP. See “Non-GAAP Financial Measures” above.

Growth

NBI’s key growth indicators are shown in the following table.

	March 31, 2021	December 31, 2020	Percent Change
Interest-bearing deposits	$135,142	$120,725	11.94%
Securities available for sale and restricted stock	572,204	548,021	4.41%
Loans, net	770,824	760,318	1.38%
Deposits	1,358,588	1,297,143	4.74%
Total assets	1,568,210	1,519,673	3.19%

Asset Quality

Key indicators of the Company’s asset quality are presented in the following table.

	March 31, 2021	March 31, 2020	December 31, 2020
Nonperforming loans	$3,691	$3,452	$3,685
Loans past due 90 days or more, and still accruing	12	170	17
Other real estate owned	957	1,584	1,553
Allowance for loan losses to loans net of unearned income and deferred fees and costs	1.10%	0.99%	1.10%
Allowance for loan losses net of unearned income and deferred fees and costs, excluding SBA PPP loans	1.16%	N/A	1.16%
Net charge-off ratio	0.00%	0.06%	0.05%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.60%	0.69%	0.68%
Ratio of allowance for loan losses to nonperforming loans	231.27%	209.73%	230.15%

The Company’s risk analysis at March 31, 2021 determined an allowance for loan losses of $8,536 or 1.10% of loans net of unearned income and deferred fees and costs. Included in loans net of unearned income and deferred fees and costs are $43,631 in PPP loans. Because PPP loans are guaranteed by the U.S. Small Business Administration, they are not included in the calculation for the allowance for loan losses. If the PPP loans are removed from loans net of unearned income and deferred fees and costs, the allowance ratio is 1.16%. The allowance at December 31, 2020 was $8,481 or 1.10% of loans net of unearned income and deferred fees and costs.

The determination of the appropriate level for the allowance for loan losses resulted in a provision of $50 for the three months ended March 31, 2021, compared with a provision of $479 for the three month period ended March 31, 2020. To determine the appropriate level of the allowance for loan losses, the Company considers credit risk for certain loans designated as impaired and for non-impaired (“collectively evaluated”) loans.

Individually Evaluated Impaired Loans

Individually evaluated impaired loans at March 31, 2021 were $4,939 gross and $4,940 net of unearned income and deferred fees and costs, with specific allocations to the allowance for loan losses of $18. Individually evaluated impaired loans totaled $4,903 gross and $4,905 net of unearned income and deferred fees and costs, with specific allocations to the allowance for loan losses totaling $75 at December 31, 2020. The specific allocation is determined based on criteria particular to each impaired loan.

The impact of the COVID-19 pandemic continues to present great uncertainty and may lead to additional loans designated as impaired in future quarters. Cash flow assumptions associated with impaired loans measured under the cash flow method may be impacted if borrowers are further distressed by the economic impacts of the pandemic, resulting in lower measurements and higher funding requirements for the allowance for loan losses. Real estate activity in the Company’s market over the most recent 12 months has been robust. However, if the pandemic suppresses real estate activity, real estate values could decline, causing reduced collateral values for impaired loans measured under the collateral method and potential charge-offs.

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

The CARES Act, the CAA and regulatory agencies provided guidance allowing banks to forego TDR designation for COVID-19 related accommodations to loans that meet certain criteria. In accordance with the guidance, the Company did not designate TDR status for modifications to loans impacted by the pandemic that met the criteria. Additional tracking mechanisms implemented at the beginning of the pandemic continue to aid the Company in monitoring COVID-19 related modifications.

As the pandemic continues, some borrowers who received COVID-19 related modifications have requested subsequent accommodations. When the Company grants subsequent modifications to a loan that received a COVID-19 modification, management assesses risk rating and accrual status for the loan. Every modification is reviewed for TDR indicators with additional evaluation and documentation requirements for all COVID-19 related modifications to loans over $250,000.

Collectively Evaluated Loans

Collectively evaluated loans totaled $776,305 gross and $774,421 net of unearned income and deferred fees and costs, with an allowance of $8,518 or 1.10% of loans net of unearned income and deferred fees and costs at March 31, 2021. Excluding PPP loans, the collectively evaluated allowance ratio was 1.16% at March 31, 2021. At December 31, 2020, collectively evaluated loans totaled $765,124 gross and $763,894 net of unearned income and deferred fees and costs, with an allowance of $8,406 or 1.10%. Excluding PPP loans, the collectively evaluated allowance ratio was 1.16% at December 31, 2020.

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

On a portfolio level, the Company experienced a net recovery of loan losses of $5 for the three months ended March 31, 2021. Net charge-offs for the three months ended March 31, 2020 were $102 or 0.06% of average loans, while net charge-offs for the 12 months ended December 31, 2020 were $373 or 0.05% of average loans.

The eight-quarter average historical loss rate was 0.05% as of March 31, 2021, 0.07% as of December 31, 2020 and 0.08% as of March 31, 2020.

Economic Factors

Economic factors influence credit risk and impact the allowance for loan loss. The Company considers economic indicators within its market area, including: unemployment, business and personal bankruptcy filings, the residential vacancy rate and the inventory of new and existing homes.

The Company sources economic data pertinent to its market from the most recently available publications. However, some economic indicators lag the report date by one to three months. In periods of low volatility, lagging indicators are accepted as reasonably representative of current conditions. The COVID-19 pandemic has introduced significant uncertainty which results in the need for greater timeliness in information.

To incorporate timely information to the assessment of economic impact to credit risk, at the beginning of the pandemic the Company implemented a qualitative factor for national unemployment filings. Unemployment filings for the Company’s market area is not available on a timely basis, however national data is available on a timely basis and historical analysis shows a strong correlation between national and local unemployment filings. National unemployment claims escalated sharply beginning in the latter half of March 2020. Weekly claims peaked at the beginning of April 2020 and have fallen since, but for the three months ended March 31, 2021, remain approximately four times pre-pandemic levels. The Company assessed this as a significant impact to credit risk at March 31, 2021.

The Company continues to monitor the most recently available economic indicators for its market and their effect on credit risk. As of March 31, 2021, the unemployment rate for the Company’s market area was measured as of January 31, 2021 and increased from the measurement available at December 31, 2020, increasing the allocation to the allowance for loan losses.

Business and personal bankruptcy filing data was available as of December 2020. Higher bankruptcy filings indicate heightened credit risk and increase the allowance for loan losses, while lower bankruptcy filings have a beneficial impact on credit risk. Compared with data available at December 31, 2020, business and personal bankruptcies were slightly lower and resulted in slightly lower allocations.

Residential vacancy rates and housing inventory impact the Company’s residential construction customers and the consumer real estate market. Higher levels increase credit risk. The residential vacancy rate at March 31, 2021 was measured as of the fourth quarter of 2020 and while still lower than normal levels, worsened slightly from the data incorporated into the December 31, 2020 calculation, resulting in a higher allocation. Housing inventory data was available as of March 31, 2021. Levels were similar to those at December 31, 2020, resulting in a similar allocation.

Asset Quality Indicators

Asset quality indicators, including past due levels, nonaccrual levels and internal risk ratings, are evaluated at the class level.

The Company provided COVID-19 related accommodations to qualifying borrowers without which additional loans may have been included in past due data at March 31, 2021. The Company followed its normal risk rating practices and in keeping with the regulatory guidance, did not automatically downgrade the risk rating on loans that received COVID-19 accommodations. Without the regulatory provision, additional loans may have been included in criticized assets as of March 31, 2021.

Loans past due and loans designated nonaccrual indicate heightened credit risk. Increases in past due and nonaccrual loans increase the required level of the allowance for loan losses and decreases in past due and nonaccrual loans reduce the required level of the allowance for loan losses.

Accruing loans past due 30-89 days were 0.23% of total loans net of unearned income and deferred fees and costs at March 31, 2021, an increase from 0.19% at December 31, 2020. Accruing loans past due 90 days or more were 0.00% of total loans, net of unearned income and deferred fees and costs at March 31, 2021 and December 31, 2020. Nonaccrual loans at March 31, 2021 were 0.47% of total loans net of unearned income and deferred fees and costs, slightly lower than 0.48% at December 31, 2020.

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

Collectively evaluated loans rated “special mention” were $8,021 at March 31, 2021, slightly lower than $8,035 at December 31, 2020. Collectively evaluated loans rated classified were $605 at March 31, 2021, an increase from $473 at December 31, 2020.

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

The interest rate environment impacts variable rate loans. If interest rates increase, the payment on variable rate loans increases, which may increase credit risk. The interest rate environment is at a low level as of March 31, 2021, unchanged from the level at December 31, 2020. The low level of interest rates indicates no additional credit risk.

The competitive, legal and regulatory environments were evaluated for changes that would impact credit risk. Higher competition for loans increases credit risk, while lower competition decreases credit risk. Competition remained at similar levels to those at December 31, 2020. The legal and regulatory environments remain in a similar posture to that at December 31, 2020.

Lending policies, loan review procedures and management’s experience influence credit risk. Since December 31, 2020, there have been no changes to the Company’s lending policies or loan review procedures, or changes in management’s experience.

Levels of high risk loans are considered in the determination of the level of the allowance for loan loss. High risk loans are defined by the Company as loans secured by junior liens, interest only loans and loans with a high loan-to-value ratio. A decrease in the level of high risk loans within a class decreases the required allocation for the loan class, and an increase in the level of high risk loans within a class increases the required allocation for the loan class. Total high risk loans decreased $10,752 or 9.50% from the level at December 31, 2020, resulting in a decreased allocation.

In light of COVID-19 related modifications, the Company considers the impact to credit risk of certain loans granted COVID-19 related modifications. The loans captured in the analysis were granted COVID-19 related modifications subsequent to initial COVID-19 related modifications, have not yet emerged from the modification period and are flagged by credit review procedures for additional monitoring. The loans within this population at March 31, 2021 decreased significantly from December 31, 2020, resulting in a decreased allocation.

Unallocated Surplus

In addition to funding the allowance for loan losses based upon data analysis, the Company has the option to fund an unallocated surplus in excess to the calculated requirement, based upon management judgement. The Company’s policy permits an unallocated surplus of between 0% and 5% of the calculated requirement. The unallocated surplus at March 31, 2021 is $356 or 4.4% in excess of the calculated requirement. The unallocated surplus at December 31, 2020 was $396 or 4.9% in excess of the calculated requirement. The surplus provides some mitigation of the uncertainty surrounding the impact of COVID-19.

Conclusion

The calculation of the appropriate level for the allowance for loan losses incorporates analysis of multiple factors and requires management’s prudent and informed judgment. The most recently available data showed improvements that decreased the required level of the allowance for loan losses at March 31, 2021 from December 31, 2020 including loans considered high risk, business and personal bankruptcy filings and certain loans with COVID-19 related modifications. Other indicators showed worsening from levels at December 31, 2020 and increased the required level of the allowance for loan losses, including the unemployment rate and some asset quality indicators. Continued high national unemployment filings contributed to the allowance for loan losses. The Company also maintained its unallocated surplus at 4.4% to mitigate some of the uncertainty caused by the pandemic. Based on analysis of historical indicators, asset quality and economic factors, management believes the level of allowance for loan losses is reasonable for the credit risk in the loan portfolio as of December 31, 2020.

Please refer to Note 3: Allowance for Loan Losses, Nonperforming Assets and Impaired Loans for further information on collectively evaluated loans, individually evaluated impaired loans and the unallocated portion of the allowance for loan losses.

The following table discloses the OREO in physical possession and in process at each reporting date:

Other Real Estate Owned(1)	March 31, 2021	March 31, 2020	December 31, 2020
Real estate construction	$957	$1,443	$1,443
Consumer real estate	-	141	110
Total other real estate owned	$957	$1,584	$1,553

Loans in process of foreclosure	$734	$558	$1,344

(1)	Net of valuation allowance.

OREO decreased $596 from December 31, 2020 and $627 from March 31, 2020. As of March 31, 2021, loans in various stages of foreclosure totaled $734, of which $80 are secured by residential real estate. Loans currently in the process of foreclosure may impact OREO in future quarters. It is not possible to accurately predict the future total of OREO because property sold at foreclosure may be acquired by third parties and OREO properties are regularly marketed and sold.

The Company continues to monitor risk levels within the loan portfolio. As of March 31, 2021, the effect of the COVID-19 pandemic has not impacted real estate values in the Company’s market. If the pandemic increases unemployment in the Company’s market, real estate values could decline, causing reduced collateral values for existing OREO properties which may result in loss recognition. The Company is working diligently with borrowers to provide payment relief, however if the pandemic results in increased foreclosures, OREO properties will increase.

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

The Company codes modifications to assist in identifying TDRs. During the three months ended March 31, 2021, the Company provided 244 modifications for competitive reasons to loans totaling $34,209. The modifications were not TDRs and were not related to COVID-19. For the three months ended March 31, 2020, the Company provided non-TDR modifications for competitive reasons to 273 loans totaling $37,350. For the twelve months ended December 31, 2020, the Company provided non-TDR modifications for competitive reasons to 1,047 loans totaling $152,681.

COVID-19 Modifications

The COVID-19 pandemic has negatively impacted a significant number of the Company’s borrowers, and is likely to continue to adversely impact some borrowers for the foreseeable future. Since the pandemic began in March 2020, the Company provided modifications related to COVID-19 financial difficulty, including payment extensions and interest only periods. Under the CARES Act, CAA and regulatory guidance, modifications (generally of no more than six months in duration) to loans that were not more than 30 days past due as of December 31, 2019 are not considered for TDR designation. The modifications met the requirements specified and as such were not designated as TDRs. The Company followed its normal risk rating and nonaccrual designation procedures and did not automatically downgrade or designate as nonaccrual if the loan was modified for COVID-19 related difficulty.

The following tables provide information regarding COVID-19 related modifications for the three months ended March 31, 2021 and March 31, 2020, and the 12 months ended December 31, 2020.

Three Months Ended March 31, 2021
Modifications To Borrowers Experiencing COVID-19 Related Financial Difficulty	Number	Amount (in thousands)
Payment extensions(1)	31	$12,074
Interest-only period for amortizing loans(1)	8	22,135
Total	39	$34,209

Three Months Ended March 31, 2020
Modifications To Borrowers Experiencing COVID-19 Related Financial Difficulty	Number	Amount (in thousands)
Rate reductions (2)	1	$16
Payment extensions (1)	62	31,589
Maturity date extensions	1	315
Total	64	$31,920

Twelve Months Ended December 31, 2020
Modifications To Borrowers Impacted by the COVID-19 Pandemic	Number	Amount (in thousands)
Rate reductions (2)	5	$442
Payment extensions (1)	350	121,676
Maturity date extension	2	729
Interest-only period for amortizing loans (1)	31	59,982
Total	388	$182,829

(1)	Modifications for payment extensions and interest-only periods are governed by an agreements that provide a date at which the modifications will expire.
(2)

Rate reductions were granted to qualifying loans and are permanent for the remaining term of the loan. Rate reductions were provided to alleviate COVID-19 hardship and also to remain competitive in the current low interest rate environment.

Methodology

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

Subsequent Requests for Modification

Certain borrowers who received initial COVID-19 related modifications requested and were granted a subsequent modification. Of the COVID-19 related modifications provided from the beginning of the pandemic in March 2020 through March 31, 2021, 147 loans totaling $103,693 were recipients of initial and subsequent modifications. If borrowers continue to suffer adverse impacts from the pandemic and the Company’s analysis indicates a modification will bolster the prospect of full repayment in the future, the Company expects to continue to work with borrowers. Future concessions may result in a loan being designated TDR, impaired and/or nonaccrual, and may result in a downgrade in the risk rating, based upon individual borrower circumstances and regulatory and accounting guidance.

Loans Remaining Within the Modification Period at March 31, 2021

Of the loans modified for pandemic related hardships, 13 loans remained in their modification period at March 31, 2021: seven loans totaling $7.8 million remained in deferral and another six loans totaling $14.4 million remained on interest-only payments. To account for the possible increase in credit risk from loans that have not emerged from their modification period, the Company added an allocation to the allowance for loan losses.

TDR Designation

Modifications of loan terms to borrowers experiencing financial difficulty are made in an attempt to protect as much of the Company’s investment in the loan as possible. Restructuring generally results in a loan with either lower payments or a maturity extended beyond that originally required, and is expected to result in a lower risk of loss associated with nonperformance than the pre-modified loan. The Company restructured loan terms for certain qualified financially distressed borrowers who agreed to work in good faith and demonstrated the ability to make the restructured payments.

The determination of whether a modification should be designated a TDR requires consideration of all facts and circumstances surrounding the transaction. With the exception of borrowers who fall under the CARES Act and CAA discussed above, modifications in which the borrower is experiencing financial difficulty and for which the Company makes a concession to the original contractual loan terms are designated TDRs. Concessions may include one or a combination of the following: a reduction of the stated interest rate below market rate for loans of similar terms and credit quality, an extension of the maturity date at an interest rate below a comparable market rate, restructuring an amortizing loan to interest only for a period, or forgiveness of principal or accrued interest.

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

The Company’s TDRs were $4,285 at March 31, 2021, an increase from $4,249 at December 31, 2020. Accruing TDR loans amounted to $1,378 at March 31, 2021 and $1,410 at December 31, 2020. The following tables present the past due status of TDRs as of the dates indicated.

	TDR Status as of March 31, 2021
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual
Consumer real estate	$193	$193	$-	$-	$-
Commercial real estate	3,265	358	-	-	2,907
Commercial non-real estate	826	182	644	-	-
Consumer non-real estate	1	1	-	-	-
Total TDR Loans	$4,285	$734	$644	$-	$2,907

	TDR Status as of December 31, 2020
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual
Consumer real estate	$194	$194	$-	$-	$-
Commercial real estate	3,202	-	363	-	2,839
Commercial non-real estate	851	188	663	-	-
Consumer non-real estate	2	1	-	1	-
Total TDR Loans	$4,249	$383	$1,026	$1	$2,839

Please refer to Note 3: Allowance for Loan Losses, Nonperforming Assets and Impaired Loans for information on TDRs.

Net Interest Income

The net interest income analysis for the three months ended March 31, 2021 and 2020 follows:

	Three Months Ended
	March 31, 2021			March 31, 2020
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)(4)	$770,182	$8,625	4.54%	$731,353	$8,589	4.72%
Taxable securities (5)(6)	467,963	1,783	1.55%	397,836	2,356	2.38%
Nontaxable securities (1)(5)	82,398	691	3.40%	37,295	445	4.80%
Interest-bearing deposits	119,311	28	0.10%	66,583	217	1.31%
Total interest-earning assets	$1,439,854	$11,127	3.13%	$1,233,067	$11,607	3.79%
Interest-bearing liabilities:
Interest-bearing demand deposits	$762,524	$718	0.38%	$630,467	$1,115	0.71%
Savings deposits	174,599	47	0.11%	147,344	122	0.33%
Time deposits	88,103	90	0.41%	126,269	559	1.78%
Total interest-bearing liabilities	$1,025,226	$855	0.34%	$904,080	$1,796	0.80%
Net interest income and interest rate spread		$10,272	2.79%		$9,811	2.99%
Net yield on average interest‑earning assets			2.89%			3.20%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 21%.
(2)	Included in interest income are loan fees of $558 and $21 for the three months ended March 31, 2021 and 2020, respectively.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes loans held for sale.
(5)	Daily averages are shown at amortized cost.
(6)	Includes restricted stock.

The net interest margin decreased 31 basis points when the three month periods ended March 31, 2021 and March 31, 2020 are compared. The low interest rate environment that impacted net interest income for the three months ended March 31, 2021 began with Federal Reserve rate cuts on March 3 and March 16, 2020, decreasing the target Fed Funds rate from 1.75% to 0.25%. The Company reacted by reducing interest rates on customer deposits. The cost of interest-bearing liabilities decreased from 0.80% for the three months ended March 31, 2020 to 0.34% for the three months ended March 31, 2021. The Company also experienced high levels of calls on securities and loan refinance activity that resulted in a decrease in the yield on earning assets(1) from 3.79% for the three months ended March 31, 2020 to 3.13% for the three months ended March 31, 2021. The Company’s yield on earning assets and cost of funds are largely dependent on the interest rate environment.

Fees and interest income from PPP loans helped increase the net interest margin. For the three months ended March 31, 2021, PPP loans increased average loans by $38,222. Interest on PPP loans totaled $100 and net fees recognized in interest income totaled $550. If PPP loans are excluded, the net interest margin for the three months ended March 31, 2021 would have been 2.71%. Net deferred fees on PPP loans at March 31, 2021 were $1,506.

Provision and Allowance for Loan Losses

The calculation of the allowance for loan losses resulted in a provision for loan losses of $50 for the three month period ended March 31, 2021, compared with a provision for loan losses of $479, for the same period ended March 31, 2020. The provision for loan losses is the result of a detailed analysis to estimate an adequate allowance for loan losses. The ratio of the allowance for loan losses to total loans at March 31, 2021 was 1.10%, compared with 1.10% at December 31, 2020 and 0.99% at March 31, 2020. The net charge-off ratio was 0.00% (annualized) for the three months ended March 31, 2021, 0.06% (annualized) for the three months ended March 31, 2020 and 0.05% for the year ended December 31, 2020. See “Asset Quality” for additional information.

Noninterest Income

	Three Months Ended
	March 31, 2021	March 31, 2020	Percent Change
Service charges on deposits	$469	$582	(19.42)%
Other service charges and fees	41	39	5.13%
Credit and debit card fees	434	306	41.83%
Trust fees	415	434	(4.38)%
BOLI income	206	221	(6.79)%
Gain on sale of mortgage loans	137	94	45.74%
Other income	627	439	42.82%
Realized securities gain, net	5	20	(75.00)%

Service charges on deposit accounts decreased 19.42% for the three month period ended March 31, 2021 when compared with the same period ended March 31, 2020, primarily due to decreased nonsufficient funds and overdraft charges. The COVID-19 pandemic amplified a trend of increased vigilance and caution in customer deposit activity to avoid overdrafts and other fees.

Other service charges and fees increased 5.13% when the three month period ended March 31, 2021 is compared with the same period ended March 31, 2020. Other service charges include charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees for letters of credit and the income earned from commissions on the sale of credit life, accident and health insurance. Other service charges and fees benefitted from an updated fee structure implemented during the third quarter of 2020.

Credit and debit card fees are presented net of interchange expense. Credit and debit card fees increased $128 for the three month period ended March 31, 2021 when compared with the same period last year. Credit and debit card fees are based on volume and other factors.

Income from trust fees decreased $19 for the three month period ended March 31, 2021, compared with the same period ended March 31, 2020. Trust income varies depending on the total assets held in trust accounts, the type of accounts under management and financial market conditions.

Bank owned life insurance (“BOLI”) income decreased $15 for the three month period ended March 31, 2021 when compared with the same period ended March 31, 2020.

Gain on sale of mortgage loans increased $43 or 45.74% from $94 for the three months ended March 31, 2020 to $137 for the three months ended March 31, 2021. The Company originates consumer real estate mortgage loans to be kept in portfolio and to be sold on the secondary market under best efforts contracts. Beginning at the end of March 2020, the pandemic and a low interest rate environment spurred robust consumer real estate purchase and refinance activity.

Other income includes revenue from investment and insurance sales and other miscellaneous components. These areas fluctuate with market conditions and competitive factors. Other income increased $188 for the three months ended March 31, 2021 when compared with the same period ended March 31, 2020, primarily due to the receipt of a one-time bonus payment from a partnership investment.

The Company realized a gain of $5 on the call and sale of securities during the three month period ended March 31, 2021 and realized a gain of $20 during the three month period ended March 31, 2020. Net realized securities gains and losses are market driven.

Noninterest Expense

	Three Months Ended
	March 31, 2021	March 31, 2020	Percent Change
Salaries and employee benefits	$3,906	$3,873	0.85%
Occupancy, furniture and fixtures	488	450	8.44%
Data processing and ATM	778	791	(1.64)%
FDIC assessment	83	-	100.00%
Net costs of other real estate owned	37	22	68.18%
Franchise taxes	335	343	(2.33)%
Other operating expenses	909	988	(8.00)%

Total noninterest expense increased $69 or 1.07% for the three month period ended March 31, 2021 when compared with the same period of 2020.

Salaries and employee benefits increased $33 or 0.85% for the three month period ended March 31, 2021 when compared with the same period in 2020. This expense category includes employee salaries, payroll taxes, insurance and fringe benefits, employee stock ownership plan contribution accruals, the service component of net periodic pension cost, and salary continuation expenses.

Occupancy, furniture and fixtures expense increased $38 or 8.44% when the three month periods ended March 31, 2021 and March 31, 2020 are compared.

Data processing and ATM expense decreased $13 for the three month period ended March 31, 2021, compared with the same period in 2020.

Federal Deposit Insurance (“FDIC”) assessment expense increased $83 for the three month period ended March 31, 2021 when compared with the same period of 2020. The FDIC assessment is accrued based on a method provided by the FDIC. During the third quarter of 2019, the FDIC notified the Bank that it was eligible to use small bank assessment credits. The credits fully offset the Bank’s September 30, 2019, December 31, 2019 and March 31, 2020 assessment payments. The calculation is based on average assets divided by average tangible equity and incorporates risk-based factors to determine the amount of the assessment.

Net costs of OREO increased $15 for the three month period ended March 31, 2021, compared with the same period in 2020. The cost of OREO includes maintenance costs as well as valuation write-downs and gains and losses on the sale of properties. The expense varies with the number of properties, the maintenance required and changes in the real estate market. OREO properties are accounted for at fair value less cost to sell upon foreclosure and are thereafter periodically appraised to determine market value. Declines in market value are recognized through valuation expense. There were no write downs on OREO properties during the three months ended March 31, 2020 and March 31, 2019. The Company recognized a loss on the sale of OREO of $26 for the three months ended March 31, 2021 and $4 for the three months ended March 31, 2020.

Franchise tax expense decreased $8 or 2.33% when the three month period ended March 31, 2021 is compared with the three month period ended March 31, 2020. Franchise tax is primarily based on capital levels of the subsidiary bank.

The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs, postage, charitable donations, losses and other expenses. Other operating expense decreased $79 or 8.00% for the three month period ended March 31, 2021, compared with the same period of 2020.

Cybersecurity Risks

The Company considers cybersecurity rick to be one of the greatest risks to its business. The Company has a program to identify, mitigate and manage its cybersecurity risks.  The program includes penetration testing and vulnerability assessment, technological defenses such as antivirus software, patch management, firewall management, email and web protections, an intrusion prevention system, a cybersecurity insurance policy which covers some but not all losses arising from cybersecurity breaches, as well as ongoing employee training.  The costs of these measures were $98 for the three months ended March 31, 2021 and $93 for the three months ended March 31, 2020. These costs are included in various categories of noninterest expense.

Income Tax

Income tax expense for the first three months of 2021 was $1,009, compared with $802 for the first three months of 2020. The Company’s federal statutory corporate tax rate is 21%. The Company’s effective tax rate for the three month period ended March 31, 2021 was 17.47%, compared with 16.77% for the three month period ended March 31, 2020.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

	March 31, 2021	December 31, 2020	Percent Change
Assets
Interest-bearing deposits	$119,311	$81,639	46.14%
Securities available for sale and restricted stock	559,411	474,934	17.79%
Loans, net	760,823	760,641	0.02%
Total assets	1,530,908	1,403,671	9.06%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$289,803	$248,392	16.67%
Interest-bearing demand deposits	762,524	669,383	13.91%
Savings deposits	174,599	158,334	10.27%
Time deposits	88,103	112,463	(21.66)%
Stockholders’ equity	195,595	195,768	(0.09)%

Securities

Securities available for sale are measured at fair value on a recurring basis. Market conditions at March 31, 2021 are reflected in the presentation of securities available for sale. While we do not expect significant changes in future judgements or methodologies used to determine the fair value of the securities portfolio, market volatility associated with the COVID-19 pandemic, or any future national or global concern, will impact the value of securities. Management regularly monitors the quality of the securities portfolio and closely follows the uncertainty in the economy and the volatility of financial markets.  The value of individual securities will be written down if the decline in fair value is considered to be other than temporary based upon the totality of circumstances. See Note 4: Securities for additional information.

Loans

	March 31, 2021	December 31, 2020	Percent Change
Real estate construction loans	$42,570	$42,266	0.72%
Consumer real estate loans	186,906	181,782	2.82%
Commercial real estate loans	392,461	393,115	(0.17)%
Commercial non-real estate loans	87,258	78,771	10.77%
Public sector and IDA	39,788	40,983	(2.92)%
Consumer non-real estate	32,261	33,110	(2.56)%
Less: unearned income and deferred fees and costs	(1,884)	(1,228)	(53.42)%
Loans, net of unearned income and deferred fees and costs	$779,360	$768,799	1.37%

The Company’s loans, net of unearned income and deferred fees and costs, increased $10,561 or 1.37% from $768,799 at December 31, 2020 to $779,360 at March 31, 2021. Real estate construction, consumer real estate, and commercial non-real estate increased from December 31, 2020 while commercial real estate, public sector and IDA loans and consumer non real estate loans decreased. Included in commercial non-real estate loans are PPP loans of $45,137 at March 31, 2021 and $36,903 at December 31, 2020. Loan demand other than PPP loans has softened due to unemployment and decreased economic activity, as well as hiring freezes at universities within the Company’s market area, all stemming from the COVID-19 pandemic.

Deposits

	March 31, 2021	December 31, 2020	Percent Change
Noninterest-bearing demand deposits	$319,126	$276,793	15.29%
Interest-bearing demand deposits	766,582	763,293	0.43%
Saving deposits	183,231	167,475	9.41%
Time deposits	89,649	89,582	0.07%
Total deposits	$1,358,588	$1,297,143	4.74%

Total deposits increased $61,445 or 4.74% from $1,297,143 at December 31, 2020 to $1,358,588 at March 31, 2021. Deposits do not include any brokered deposits.

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse liquidity sources, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and FHLB advances. At March 31, 2021, the Bank did not have discount window borrowings, short-term borrowings, or FHLB advances.  To assure that short-term borrowing is readily available, the Company tests accessibility annually.

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

Regulatory capital levels at the subsidiary bank determine the Bank’s ability to use purchased deposits and the Federal Reserve discount window. At March 31, 2021, the Bank is considered well capitalized and does not have any restrictions on purchased deposits or borrowing ability at the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments, loan growth and share repurchase activity within the Company’s own stock. At March 31, 2021, the Company’s liquidity is sufficient to meet projected trends in these areas.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At March 31, 2021, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At March 31, 2021, the loan to deposit ratio was 57.37%. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

The Company’s liquidity position was strong prior to the COVID-19 pandemic and has increased due to government transfer payments and softened loan demand. In response to the pandemic, the Federal Reserve and the FHLB have increased their credit offerings in order to support member banks. Further, securities with an amortized cost of $3,072 will mature within one year or less, and up to $77,418 may be called. The Company is closely monitoring liquidity as the impact of the pandemic evolves.

Capital Resources

Total stockholders’ equity at March 31, 2021 was $189,069, a decrease of $11,538 or 5.75%, from the $200,607 at December 31, 2020. On June 1, 2020, the Company’s Board of Directors approved the repurchase of up to 1,000,000 shares of the Company’s common stock. The authorization began June 1, 2020 and expires May 31, 2021. During the first three months of 2021, the Company repurchased 111,832 shares under the program. The repurchases reduced shareholders equity by $3,991. The Company did not repurchase any shares during the quarter ended March 31, 2020. The Company’s subsidiary bank is subject to various capital requirements administered by banking agencies. Risk based capital ratios for the Bank are shown in the following tables.

	NBB	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservation Buffer
Common Equity Tier I Capital Ratio	18.80%	4.50%	7.00%
Tier I Capital Ratio	18.80%	6.00%	8.50%
Total Capital Ratio	19.73%	8.00%	10.50%
Leverage Ratio	11.48%	4.00%	4.00%

Risk-based capital ratios are calculated in compliance with FDIC rules based on Basel III capital requirements. Banks are subject to an additional capital conservation buffer in order to make capital distributions or discretionary bonus payments. The Bank’s ratios are well above the required minimums and the capital conservation buffer at March 31, 2021.

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

The Company sells mortgages on the secondary market. Our agreement with the purchaser provides for strict underwriting and documentation requirements. Violation of the representations and warranties of the agreement would entitle the purchaser to recourse provisions. The Company has determined that its risk in this area is not significant because of a low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of March 31, 2021. To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit.

There were no material changes in off-balance sheet arrangements during the three months ended March 31, 2021, except for normal seasonal fluctuations in the total of mortgage loan commitments.

Contractual Obligations

The Company had no finance lease or purchase obligations and no long-term debt at March 31, 2021.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income to adverse movement in interest rates. Interest rate shock analyses provide management with an indication of potential economic loss due to future rate changes. There have not been any changes which would significantly alter the results disclosed as of December 31, 2020 in the Company’s 2020 Form 10-K.

Item 4.   Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2021 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

Please refer to the “Risk Factors” previously disclosed in Item 1A of our 2020 Annual Report on Form 10-K and the factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” in Part I. Item 2 of this Form 10-Q.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

Share repurchase activity during the three months ended March 31, 2021 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Number of Shares that May Yet Be Purchased Under the Program(1)
January 1, 2021 – January 31, 2021	---	---	---	942,446
February 1, 2021 – February 28, 2021	25,900	33.22	25,900	916,546
March 1, 2021 – March 31, 2021	85,932	36.43	85,932	830,614
Total	111,832	35.69	111,832

(1) In May 2020, the Company announced the Board of Directors had authorized a 1,000,000 share repurchase program. The authorization began June 1, 2020 and expires May 31, 2021. The Company’s share repurchase program does not obligate it to acquire any specific number of shares.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

Index of Exhibits

Exhibit No.	Description
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8-K for filed on March 16, 2006)
3(ii)	Amended and Restated Bylaws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Form 8-K filed on April 14, 2021)
4	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10-K for fiscal year ended December 31, 1993)
+31(i)	Section 302 Certification of Chief Executive Officer	Filed herewith
+31(ii)	Section 302 Certification of Chief Financial Officer	Filed herewith
+32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Filed herewith
+32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Filed herewith
+101

The following materials from National Bankshares, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 are formatted in iXBRL (Inline Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets at March 31, 2021 and December 31, 2020; (ii) Consolidated Statements of Income for the three month periods ended March 31, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2021 and 2020; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements.

Filed herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

Date: May 12, 2021	/s/ F. Brad Denardo
By: F. Brad Denardo Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2021	/s/ David K. Skeens
By: David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)