Form 10-Q
period 2021-06-30
NATIONAL BANKSHARES INC
filed 2021-08-13
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Outstanding shares of common stock at August 10, 2021 6,170,058

NATIONAL BANKSHARES, INC.

Form 10-Q

Part I
Item 1. Financial Statements	Financial Information
National Bankshares, Inc
Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
(in thousands, except share and per share data)	2021	2020
Assets
Cash and due from banks	$13,813	$13,147
Interest-bearing deposits	150,708	120,725
Securities available for sale, at fair value	617,756	546,742
Restricted stock, at cost	845	1,279
Loans held for sale	222	866
Loans:
Loans, net of unearned income and deferred fees and costs	805,194	768,799
Less allowance for loan losses	(8,077)	(8,481)
Loans, net	797,117	760,318
Premises and equipment, net	9,896	10,035
Accrued interest receivable	5,275	5,028
Other real estate owned, net	1,007	1,553
Goodwill	5,848	5,848
Bank-owned life insurance	41,860	36,444
Other assets	17,305	17,688
Total assets	$1,661,652	$1,519,673

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$332,944	$276,793
Interest-bearing demand deposits	838,254	763,293
Savings deposits	190,094	167,475
Time deposits	88,332	89,582
Total deposits	1,449,624	1,297,143
Accrued interest payable	48	56
Other liabilities	20,745	21,867
Total liabilities	1,470,417	1,319,066
Commitments and contingencies
Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding 6,170,058 at June 30, 2021 and 6,432,020 shares at December 31, 2020	7,713	8,040
Retained earnings	185,580	189,547
Accumulated other comprehensive income (loss), net	(2,058)	3,020
Total stockholders' equity	191,235	200,607
Total liabilities and stockholders' equity	$1,661,652	$1,519,673

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Income

Three Months Ended June 30, 2021 and 2020

(Unaudited)

(in thousands, except share and per share data)	June 30, 2021	June 30, 2020
Interest Income
Interest and fees on loans	$8,466	$8,419
Interest on interest-bearing deposits	39	14
Interest on securities – taxable	1,910	1,863
Interest on securities – nontaxable	482	454
Total interest income	10,897	10,750

Interest Expense
Interest on time deposits	72	522
Interest on other deposits	762	1,076
Total interest expense	834	1,598
Net interest income	10,063	9,152
Provision for loan losses	4	1,352
Net interest income after provision for loan losses	10,059	7,800

Noninterest Income
Service charges on deposit accounts	471	377
Other service charges and fees	43	37
Credit and debit card fees, net	479	386
Trust income	434	387
BOLI income	210	219
Gain on sale of mortgage loans	74	157
Other income	230	120
Realized securities gain, net	-	62
Total noninterest income	1,941	1,745

Noninterest Expense
Salaries and employee benefits	3,952	3,498
Occupancy, furniture and fixtures	443	458
Data processing and ATM	786	806
FDIC assessment	93	40
Net costs of (gains on) other real estate owned	1	(4)
Franchise taxes	357	335
Other operating expenses	815	944
Total noninterest expense	6,447	6,077
Income before income taxes	5,553	3,468
Income tax expense	940	486
Net Income	$4,613	$2,982
Basic net income per common share	$0.74	$0.46
Fully diluted net income per common share	$0.74	$0.46
Weighted average number of common shares outstanding, basic and diluted	6,214,079	6,489,574
Dividends declared per common share	0.70	0.67

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Comprehensive Income

Three Months Ended June 30, 2021 and 2020

(Unaudited)

	June 30,	June 30,
(in thousands)	2021	2020
Net Income	$4,613	$2,982

Other Comprehensive Income, Net of Tax
Unrealized holding gain on available for sale securities net of tax of $1,922 and $1,498 for the periods ended June 30, 2021 and June 30, 2020, respectively	7,235	5,637
Reclassification adjustment for gain included in net income, net of tax of ($13) for the period ended June 30, 2020	-	(49)
Other comprehensive income, net of tax	7,235	5,588
Total Comprehensive Income	$11,848	$8,570

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Income

Six Months Ended June 30, 2021 and 2020

(Unaudited)

(in thousands, except share and per share data)	June 30, 2021	June 30, 2020
Interest Income
Interest and fees on loans	$17,016	$16,885
Interest on interest-bearing deposits	67	231
Interest on securities – taxable	3,693	4,219
Interest on securities – nontaxable	1,003	803
Total interest income	21,779	22,138

Interest Expense
Interest on time deposits	162	1,081
Interest on other deposits	1,527	2,313
Total interest expense	1,689	3,394
Net interest income	20,090	18,744
Provision for loan losses	54	1,831
Net interest income after provision for loan losses	20,036	16,913

Noninterest Income
Service charges on deposit accounts	940	959
Other service charges and fees	84	76
Credit and debit card fees, net	913	692
Trust income	849	821
BOLI income	416	440
Gain on sale of mortgage loans	211	251
Other income	857	559
Realized securities gain, net	5	82
Total noninterest income	4,275	3,880

Noninterest Expense
Salaries and employee benefits	7,858	7,371
Occupancy, furniture and fixtures	931	908
Data processing and ATM	1,564	1,597
FDIC assessment	176	40
Net costs of other real estate owned	38	18
Franchise taxes	692	678
Other operating expenses	1,724	1,932
Total noninterest expense	12,983	12,544
Income before income taxes	11,328	8,249
Income tax expense	1,949	1,288
Net Income	$9,379	$6,961
Basic net income per common share	$1.49	$1.07
Fully diluted net income per common share	$1.49	$1.07
Weighted average number of common shares outstanding, basic and diluted	6,310,347	6,489,574
Dividends declared per common share	0.70	0.67

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Comprehensive Income

Six Months Ended June 30, 2021 and 2020

(Unaudited)

	June 30,	June 30,
(in thousands)	2021	2020
Net Income	$9,379	$6,961

Other Comprehensive Income (Loss), Net of Tax
Unrealized holding gain (loss) on available for sale securities net of tax of ($1,349) and $2,526 for the periods ended June 30, 2021 and June 30, 2020, respectively	(5,074)	9,507
Reclassification adjustment for gain included in net income, net of tax of ($1) and ($17), for the periods ended June 30, 2021 and June 30, 2020, respectively	(4)	(65)
Other comprehensive income (loss), net of tax	(5,078)	9,442
Total Comprehensive Income	$4,301	$16,403

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three Months Ended June 30, 2021 and 2020

(in thousands except per share and share data)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at March 31, 2020	$8,112	$188,099	$(4,652)	$191,559
Net income	-	2,982	-	2,982
Dividends $0.67 per share	-	(4,348)	-	(4,348)
Other comprehensive income, net of tax of $1,485	-	-	5,588	5,588
Balances at June 30, 2020	$8,112	186,733	936	195,781

Balances at March 31, 2021	$7,900	$190,462	$(9,293)	$189,069
Net income	-	4,613	-	4,613
Common stock repurchased, 150,130 shares	(187)	(5,176)		(5,363)
Dividends $0.70 per share	-	(4,319)	-	(4,319)
Other comprehensive income, net of tax of $1,922	-	-	7,235	7,235
Balances at June 30, 2021	$7,713	$185,580	$(2,058)	$191,235

See accompanying notes to consolidated financial statements.

Six Months Ended June 30, 2021 and 2020

(in thousands except per share and share data)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2019	$8,112	$184,120	$(8,506)	$183,726
Net income	-	6,961	-	6,961
Dividends $0.67 per share	-	(4,348)	-	(4,348)
Other comprehensive income, net of tax of $2,509	-	-	9,442	9,442
Balances at June 30, 2020	$8,112	$186,733	$936	$195,781

Balances at December 31, 2020	$8,040	$189,547	$3,020	$200,607
Net income	-	9,379	-	9,379
Common stock repurchased, 261,962 shares	(327)	(9,027)	-	(9,354)
Dividends $0.70 per share	-	(4,319)	-	(4,319)
Other comprehensive loss, net of tax of ($1,350)	-	-	(5,078)	(5,078)
Balances at June 30, 2021	$7,713	$185,580	$(2,058)	$191,235

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2021 and 2020

(Unaudited)

	June 30,	June 30,
(in thousands)	2021	2020
Cash Flows from Operating Activities
Net income	$9,379	$6,961
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	54	1,831
Depreciation of bank premises and equipment	325	351
Amortization of premiums and accretion of discounts, net	846	621
Gain on disposal of fixed assets	-	(2)
Gain on sales and calls of securities available for sale, net	(5)	(82)
Loss (gain) and write-down on other real estate owned, net	26	(13)
Loss on sale of repossessed assets, net	-	1
Increase in cash value of bank-owned life insurance	(416)	(440)
Origination of mortgage loans held for sale	(9,553)	(16,635)
Proceeds from sale of mortgage loans held for sale	10,408	15,424
Gain on sale of mortgage loans held for sale	(211)	(251)
Net change in:
Accrued interest receivable	(247)	(512)
Other assets	384	(835)
Accrued interest payable	(8)	(27)
Other liabilities	227	30
Net cash provided by operating activities	11,209	6,422

Cash Flows from Investing Activities
Net change in interest-bearing deposits	(29,983)	3,630
Proceeds from calls, principal payments, sales and maturities of securities available for sale	29,308	94,870
Purchase of securities available for sale	(107,591)	(138,121)
Net change in restricted stock	434	(59)
Purchase of loan participations	(9,446)	(18)
Collection of loan participations	3,668	107
Loan originations and principal collections, net	(31,264)	(58,184)
Proceeds from sale of other real estate owned	570	72
Proceeds from sale of repossessed assets	11	30
Recoveries on loans charged off	128	154
Purchase of bank-owned life insurance	(5,000)	-
Proceeds from sale and purchases of premises and equipment, net	(186)	(1,385)
Net cash used in investing activities	(149,351)	(98,904)
		(continued )

Cash Flows from Financing Activities
Net change in time deposits	(1,250)	(10,146)
Net change in other deposits	153,731	110,001
Common stock repurchased	(9,354)	-
Cash dividends paid	(4,319)	(4,348)
Net cash provided by financing activities	138,808	95,507
Net change in cash and due from banks	666	3,025
Cash and due from banks at beginning of period	13,147	10,290
Cash and due from banks at end of period	$13,813	$13,315

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits	$1,697	$3,421
Income taxes paid	1,310	2,115

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for loan losses	$586	$540
Loans transferred to OREO	50	-
Loans transferred to repossessed assets	11	4
Unrealized gain (loss) on securities available for sale	(6,428)	11,951
Lease liabilities arising from obtaining right-of-use assets	-	-

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Notes to Consolidated Financial Statements

June 30, 2021

(Unaudited)

$ in thousands, except per share data

Note 1: General

The consolidated financial statements of National Bankshares, Inc. (“NBI”) and its wholly-owned subsidiaries, The National Bank of Blacksburg (the “Bank” or “NBB”) and National Bankshares Financial Services, Inc. (“NBFS”) (collectively, the “Company”), conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three and six month periods ended June 30, 2021 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s 2020 Form 10-K.  The Company posts all reports required to be filed under the Securities Exchange Act of 1934 on its web site at www.nationalbankshares.com.

Reclassifications

Certain amounts reported in prior years have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the Company’s results of operations, financial position, or net cash flow.

Risks and Uncertainties

Over the past 15 months, the COVID-19 pandemic and efforts to reduce its spread have caused significant disruptions in the U.S. economy and negatively impacted financial activity in the Company’s market. The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. If the pandemic escalates further, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. While it is not possible to know the full extent of the impact COVID-19 will have on the Company’s operations, the Company is disclosing potentially material items of which it is aware.

Financial position and results of operations

During 2020, the pandemic led to declines in two key income categories: interest income and overdraft fee income. Interest income was impacted by modification requests and by a decreased interest rate environment. During the first six months of 2021, the number of modification requests that reduce interest income vastly decreased, though loan refinance and securities call activity spurred by the low interest rates continue to impact interest income, with reinvestment opportunities at lower rates. If the pandemic’s evolution brings new or worsened economic impacts, these income categories and others may be negatively affected.

Lending operations, accommodations to borrowers and credit risk

The Company is working with customers directly affected by COVID-19, providing short-term assistance in accordance with the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Consolidated Appropriations Act (“CAA”) and regulatory guidelines. Pandemic-related modification requests have greatly subsided during 2021, however during the height of the pandemic, the Company assisted borrowers affected by COVID-19, including providing payment extensions, periods of interest only payments to otherwise amortizing loans, and interest rate reductions. As of June 30, 2021, only five loans remain in a temporarily modified state for COVID-19 relief.

If eventual credit losses are identified on loans that received modifications or other loans, accrued interest and fee income would be reversed at the time the loss is identified. If the loans are fully or partially charged off, future requirements for the provision for loan losses will increase. At this time, the Company is unable to project the materiality of such an impact, but recognizes economic declines may affect its borrowers’ ability to repay in future periods. The Company is closely monitoring credit quality and developments related to the pandemic.

The Company has provided loans through the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”). Through the program, banks may fund loans to qualifying borrowers with the expectation that the SBA will either pay off the loans and forgive the borrower’s debt, or guarantee the loans until the borrower pays off the debt. The loans bear a contractual interest rate of 1%, bolstered by an origination fee to be recognized over the life of the loan. Loans that are forgiven or paid off prior to maturity result in recognition of the outstanding origination fee at the date of forgiveness or payoff. The Company has assisted local businesses through the PPP by providing 1,259 loans totaling $83,023 since the program’s inception in April of 2020. To date, 674 PPP loans with original balances totaling $51,473 have been forgiven or paid off. As of June 30, 2021, the Company held $29,922 in PPP loans, net of deferred fees and costs. The company expects that the vast majority of the remaining loans will be forgiven by the SBA in accordance with the terms of the program, and that any remaining balances will be fully guaranteed by the SBA. Should those circumstances change, the Company could be required to establish additional allowance for loan loss through provision for loan loss charged to earnings.

Asset valuation

COVID-19 has not affected the Company’s ability, nor is it expected to affect the Company’s ability, to account timely for the assets on its balance sheet. However if the impact of the pandemic worsens, valuation procedures in future periods could be negatively affected. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances, such as widening credit spreads, the Company does not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with U.S. GAAP.

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

Capital and liquidity

While the Company believes that it has sufficient capital to withstand a potential second economic recession if the pandemic resurges, its reported and regulatory capital ratios could be adversely impacted if credit losses increase.

The Company maintains access to multiple sources of liquidity. Wholesale funding markets are currently available to the Company. If the uncertainty caused by the COVID-19 pandemic results in volatile or elevated funding costs for an extended period of time and if it becomes necessary for the Company to access wholesale funding, the Company’s net interest margin could be adversely affected. Deposits have increased since the beginning of the pandemic, however, if conditions worsen and cause a large number of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

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

In December 2020, the CAA was passed. Under Section 541 of the CAA, Congress extended or modified many of the relief programs first created by the CARES Act, including the PPP loan program and treatment of certain loan modifications related to the COVID-19 pandemic. The Company modified loans in accordance with the CAA and the CARES Act. Further discussion on loan modifications is noted in Management’s Discussion and Analysis.

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

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.The Company has one participation loan that references LIBOR and is working with the primary bank to determine appropriate actions. The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for this loan.

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

Note 2:  Loan Portfolio

The loan portfolio, excluding loans held for sale, was comprised of the following.

	June 30, 2021	December 31, 2020
Real estate construction	$48,569	$42,266
Consumer real estate	196,214	181,782
Commercial real estate	404,636	393,115
Commercial non real estate	73,522	78,771
Public sector and IDA	52,370	40,983
Consumer non real estate	31,895	33,110
Gross loans	807,206	770,027
Less unearned income and deferred fees and costs	(2,012)	(1,228)
Loans, net of unearned income and deferred fees and costs	$805,194	$768,799

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

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts will not be collected when due according to the contractual terms of the loan agreement. Impaired loans are those loans that have been modified in a TDR as well as larger, usually non-homogeneous loans that exhibit payment history or financial status that indicate that collection probably will not occur when due according to the loan’s terms.

Measurement

Impaired loans are individually evaluated to determine appropriate reserves and are measured at the lower of the invested amount or fair value. Fair value is estimated using the collateral method or the cash flow method. The collateral method is applied to collateral-dependent loans, loans for which foreclosure is imminent and to loans for which the fair value of collateral is a more reliable estimate of fair value. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The cash flow method is applied to loans that are not collateral dependent and for which cash flows may be estimated.

TDRs

TDRs are impaired loans. If the restructuring included forgiveness of a portion of principal or accrued interest, the charge-off is included in the historical charge-off rates applied to the collective evaluation methodology. Restructured loans are individually evaluated for impairment, and the amount of a restructured loan’s book value in excess of its fair value is accrued as a specific allocation in the allowance for loan losses. If a TDR loan payment exceeds 90 days past due, it is examined to determine whether the late payment indicates collateral dependency or cash flows below those that were used in the fair value measurement. TDRs, as well as all impaired loans, that are determined to be collateral dependent are charged down to fair value. Deficiencies indicated by impairment measurements for TDRs that are not collateral dependent may be accrued in the allowance for loan losses or charged off if deemed uncollectible.

Please refer to the Company’s 2020 Form 10-K, Note 1: Summary of Significant Accounting Policies for additional information on evaluation of impaired loans and associated specific reserves, and policies regarding nonaccruals, past due status and charge-offs.

Collectively-Evaluated Loans

The Company evaluated characteristics in the loan portfolio and determined major segments and smaller classes within each segment. These characteristics include collateral type, repayment sources, and (if applicable) the borrower’s business model. Loans within each class are further stratified by risk rating: pass-rated loans, loans rated special mention, and loans rated classified.

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

Credit risk is estimated at the class level, by risk rating, by applying historical net charge-off rates and percentages for qualitative factors that influence credit risk.

Historical Loss Rates

The Company’s allowance methodology for collectively evaluated loans applies historical loss rates by class to current class balances as part of the process of determining required reserves. The Company averages loss rates for the most recent eight quarters to determine the historical loss rate for each class.

Within each class, loans are risk rated pass, special mention or classified. Loss rates are applied based upon risk rating. Total net charge-offs for the class as a percentage of average class loan balance is applied to pass rated loans and loans rated special mention. Total net charge-offs for the class as a percentage of average classified loans in the class is applied to classified loans. Net charge-offs in both calculations include charge-offs and recoveries of classified and non-classified loans as well as those associated with impaired loans.

Qualitative Factors

In addition to historical loss rates, risk factors pertinent to credit risk for each class are analyzed to estimate reserves for collectively evaluated loans. Factors include changes in national and local economic and business conditions, the nature and volume of classes within the portfolio, loan quality, loan officers’ experience, lending policies and the Company’s loan review system.

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows.

	Activity in the Allowance for Loan Losses for the Six Months Ended June 30, 2021
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2020	$503	$2,165	$3,853	$670	$339	$555	$396	$8,481
Charge-offs	-	(13)	-	(485)	-	(88)	-	(586)
Recoveries	-	-	25	27	-	76	-	128
Provision for (recovery of) loan losses	(18)	(144)	(427)	655	37	(26)	(23)	54
Balance, June 30, 2021	$485	$2,008	$3,451	$867	$376	$517	$373	$8,077

	Activity in the Allowance for Loan Losses for the Six Months Ended June 30, 2020
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2019	$400	$1,895	$2,559	$555	$478	$650	$326	$6,863
Charge-offs	-	(62)	(15)	(347)	-	(116)	-	(540)
Recoveries	-	16	24	1	-	113	-	154
Provision for (recovery of) loan losses	(15)	417	808	457	85	10	69	1,831
Balance, June 30, 2020	$385	$2,266	$3,376	$666	$563	$657	$395	$8,308

	Activity in the Allowance for Loan Losses for the Year Ended December 31, 2020
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2019	$400	$1,895	$2,559	$555	$478	$650	$326	$6,863
Charge-offs	-	(85)	(15)	(372)	-	(248)	-	(720)
Recoveries	-	18	145	9	-	175	-	347
Provision for (recovery of) loan losses	103	337	1,164	478	(139)	(22)	70	1,991
Balance, December 31, 2020	$503	$2,165	$3,853	$670	$339	$555	$396	$8,481

	Allowance for Loan Losses as of June 30, 2021
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	485	2,008	3,451	867	376	517	373	8,077
Total	$485	$2,008	$3,451	$867	$376	$517	$373	$8,077

	Allowance for Loan Losses as of December 31, 2020
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Individually evaluated for impairment	$-	$2	$-	$73	$-	$-	$-	$75
Collectively evaluated for impairment	503	2,163	3,853	597	339	555	396	8,406
Total	$503	$2,165	$3,853	$670	$339	$555	$396	$8,481

	Loans as of June 30, 2021
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Total
Individually evaluated for impairment	$-	$192	$6,265	$316	$-	$1	$6,774
Collectively evaluated for impairment	48,569	196,022	398,371	73,206	52,370	31,894	800,432
Total	$48,569	$196,214	$404,636	$73,522	$52,370	$31,895	$807,206

	Loans as of December 31, 2020
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Total
Individually evaluated for impairment	$-	$194	$3,856	$851	$-	$2	$4,903
Collectively evaluated for impairment	42,266	181,588	389,259	77,920	40,983	33,108	765,124
Total	$42,266	$181,782	$393,115	$78,771	$40,983	$33,110	$770,027

A summary of ratios for the allowance for loan losses follows.

	As of and for the
	Six Months Ended June 30,		Year Ended December 31,
	2021	2020	2020
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees and costs(1)	1.00%	1.05%	1.10%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees and costs(2)	0.12%	0.10%	0.05%

(1)

The ratio of the allowance for loan losses to the end of period loans, net of unearned income and deferred fees and costs at June 30, 2021, December 31, 2020 and June 30, 2020 includes government-guaranteed SBA PPP loans, which do not require an allowance for loan losses. Excluding the PPP loans, the ratio would be 1.04% at June 30, 2021, 1.16% at December 31, 2020 and 1.13% at June 30, 2020.

(2)	Net charge-offs are on an annualized basis.

A summary of nonperforming assets follows.

	June 30,		December 31,
	2021	2020	2020
Nonperforming assets:
Nonaccrual loans	$713	$943	$846
Restructured loans in nonaccrual	3,109	2,887	2,839
Total nonperforming loans	3,822	3,830	3,685
Other real estate owned, net	1,007	1,553	1,553
Total nonperforming assets	$4,829	$5,383	$5,238
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.60%	0.68%	0.68%
Ratio of allowance for loan losses to nonperforming loans(1)	211.33%	216.92%	230.15%

(1)	The Company defines nonperforming loans as nonaccrual loans and restructured loans that are nonaccrual. Loans 90 days past due and still accruing and accruing restructured loans are excluded.

A summary of loans past due 90 days or more and impaired loans follows.

	June 30,		December 31,
	2021	2020	2020
Loans past due 90 days or more and still accruing	$28	$237	$17
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees and costs	0.00%	0.03%	0.00%
Accruing restructured loans	$3,011	$1,453	$1,410
Impaired loans:
Impaired loans with no valuation allowance	$6,774	$4,151	$3,858
Impaired loans with a valuation allowance	-	1,076	1,045
Total impaired loans	$6,774	$5,227	$4,903
Valuation allowance	-	(104)	(75)
Impaired loans, net of allowance	$6,774	$5,123	$4,828
Average recorded investment in impaired loans(1)	$6,796	$5,263	$5,093
Interest income recognized on impaired loans, after designation as impaired	$105	$29	$54
Amount of income recognized on a cash basis	$-	$-	$-

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

No interest income was recognized on nonaccrual loans for the six months ended June 30, 2021 or June 30, 2020 or for the year ended December 31, 2020.

A detailed analysis of investment in impaired loans and associated reserves, segregated by loan class follows.

	Impaired Loans as of June 30, 2021
	Principal Balance	Total Recorded Investment(1)	Recorded Investment(1) for Which There is No Related Allowance	Recorded Investment(1) for Which There is a Related Allowance	Related Allowance
Consumer Real Estate(2)
Investor-owned residential real estate	$192	$192	$192	$-	$-
Commercial Real Estate(2)
Commercial real estate, owner-occupied	3,485	2,887	2,887	-	-
Commercial real estate, other	3,378	3,378	3,378	-	-
Commercial Non Real Estate(2)
Commercial and industrial	318	316	316	-	-
Consumer Non Real Estate(2)
Automobile	1	1	1	-	-
Total	$7,374	$6,774	$6,774	$-	$-

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	Impaired Loans as of December 31, 2020
	Principal Balance	Total Recorded Investment(1)	Recorded Investment(1) for Which There is No Related Allowance	Recorded Investment(1) for Which There is a Related Allowance	Related Allowance
Consumer Real Estate(2)
Investor-owned residential real estate	$194	$194	$-	$194	$2
Commercial Real Estate(2)
Commercial real estate, owner occupied	3,752	3,202	3,202	-	-
Commercial real estate, other	654	654	654	-	-
Commercial Non-Real Estate(2)
Commercial and industrial	851	851	-	851	73
Consumer Non-Real Estate(2)
Automobile	2	2	2	-	-
Total	$5,453	$4,903	$3,858	$1,045	$75

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

The following tables show the average recorded investment and interest income recognized for impaired loans.

	For the Six Months Ended June 30, 2021
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Investor-owned residential real estate	$193	$6
Commercial Real Estate(2)
Commercial real estate, owner occupied	2,890	7
Commercial real estate, other	3,378	84
Commercial Non Real Estate(2)
Commercial and industrial	334	8
Consumer Non Real Estate(2)
Automobile	1	-
Total	$6,796	$105

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	For the Six Months Ended June 30, 2020
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Investor-owned residential real estate	$246	$8
Commercial Real Estate(2)
Commercial real estate, owner occupied	3,265	10
Commercial real estate, other	868	-
Commercial Non Real Estate(2)
Commercial and industrial	910	11
Consumer Non Real Estate(2)
Automobile	4	-
Total	$5,263	$29

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	For the Year Ended December 31, 2020
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Investor-owned residential real estate	$196	$13
Commercial Real Estate(2)
Commercial real estate, owner occupied	3,217	19
Commercial real estate, other	790	-
Commercial Non-Real Estate(2)
Commercial and industrial	887	22
Consumer Non-Real Estate(2)
Automobile	3	-
Total	$5,093	$54

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

An analysis of past due and nonaccrual loans follows.

June 30, 2021
	30 – 89 Days Past Due and Accruing	90 or More Days Past Due	90 or More Days Past Due and Accruing	Nonaccruals(2)
Consumer Real Estate(1)
Residential closed-end first liens	$463	$-	$-	$-
Commercial Real Estate(1)
Commercial real estate, owner-occupied	205	454	-	2,792
Commercial real estate, other	-	654	-	654
Commercial Non Real Estate(1)
Commercial and industrial	186	18	18	376
Consumer Non Real Estate(1)
Automobile	92	-	-	-
Other consumer loans	153	10	10	-
Total	$1,099	$1,136	$28	$3,822

(1)	Only classes with past-due or nonaccrual loans are shown.
(2)	Includes current and past due loans in nonaccrual status. Includes impaired loans in nonaccrual status.

December 31, 2020
	30 – 89 Days Past Due and Accruing	90 or More Days Past Due	90 or More Days Past Due and Accruing	Nonaccruals(2)
Consumer Real Estate(1)
Residential closed-end first liens	$365	$62	$-	$62
Investor-owned residential real estate	106	-	-	-
Commercial Real Estate(1)
Commercial real estate, owner occupied	15	571	-	2,941
Commercial real estate, other	-	654	-	654
Commercial Non-Real Estate(1)
Commercial and industrial	730	27	-	28
Consumer Non-Real Estate(1)
Credit cards	7	3	3	-
Automobile	144	1	1	-
Other consumer loans	130	13	13	-
Total	$1,497	$1,331	$17	$3,685

(1)	Only classes with past-due or nonaccrual loans are shown.
(2)	Includes current and past due loans in nonaccrual status. Includes impaired loans in nonaccrual status.

The following displays collectively-evaluated loans by credit quality indicator.

June 30, 2021
	Pass(1)	Special Mention(1)	Classified(1)
Real Estate Construction
Construction, 1-4 family residential	$10,213	$-	$-
Construction, other	38,356	-	-
Consumer Real Estate
Equity lines	13,071	-	-
Closed-end first liens	102,692	64	243
Closed-end junior liens	2,985	-	-
Investor-owned residential real estate	76,341	626	-
Commercial Real Estate
Multifamily residential real estate	104,507	258	-
Commercial real estate owner-occupied	139,144	542	176
Commercial real estate, other	149,958	3,786	-
Commercial Non Real Estate
Commercial and industrial	73,118	-	88
Public Sector and IDA
States and political subdivisions	52,370	-	-
Consumer Non Real Estate
Credit cards	4,359	-	-
Automobile	11,585	-	-
Other consumer	15,839	-	111
Total	$794,538	$5,276	$618

(1)	Excludes impaired, if any.

The following displays collectively-evaluated loans by credit quality indicator.

December 31, 2020
	Pass(1)	Special Mention(1)	Classified(1)
Real Estate Construction
Construction, 1-4 family residential	$8,195	$-	$-
Construction, other	34,071	-	-
Consumer Real Estate
Equity lines	13,903	-	-
Residential closed-end first liens	92,241	66	284
Residential closed-end junior liens	3,003	-	-
Investor-owned residential real estate	71,450	641	-
Commercial Real Estate
Multifamily residential real estate	87,455	265	-
Commercial real estate owner-occupied	146,900	543	140
Commercial real estate, other	147,436	6,520	-
Commercial Non-Real Estate
Commercial and industrial	77,892	-	28
Public Sector and IDA
States and political subdivisions	40,983	-	-
Consumer Non-Real Estate
Credit cards	4,665	-	-
Automobile	12,024	-	6
Other consumer	16,398	-	15
Total	$756,616	$8,035	$473

(1)	Excludes impaired, if any.

Determination of risk ratings was completed for the portfolio as of June 30, 2021 and December 31, 2020.

Troubled Debt Restructurings

Total TDRs amounted to $6,120 at June 30, 2021, $4,249 at December 31, 2020, and $4,340 at June 30, 2020. All of the Company’s TDR loans are fully funded and no further increase in credit is available.

TDRs Designated During the Reporting Period

During the three months ended June 30, 2021 the Company designated two loans as a TDR. The restructurings re-amortized the loans and reduced the interest rates to provide cash flow relief. No principal or interest was forgiven. The impairment measurement at June 30, 2021 was based upon the collateral method and did not result in a specific allocation.

The following table presents restructurings by class that occurred during the three month period ended June 30, 2021.

	Restructurings That Occurred During the Three Months Ended June 30, 2021
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Commercial Real Estate
Commercial real estate, other	2	$2,724	$2,724
Total	2	$2,724	$2,724

During the six months ended June 30, 2021 the Company designated three loans as a TDR. For one loan, the restructurings shifted the payment structure from interest-only to amortizing and reduced the interest rate to provide cash flow relief. For two of the loans, the restructuring re-amortized the loans and reduced the interest rate to provide cash flow relief. No principal or interest was forgiven. The impairment measurement for all three loans at June 30, 2021 was based upon the collateral method and did not result in a specific allocation.

The following table presents restructurings by class that occurred during the six month period ended June 30, 2021.

	Restructurings That Occurred During the Six Months Ended June 30, 2021
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Commercial Real Estate
Commercial real estate owner-occupied	1	$102	$102
Commercial real estate, other	2	2,724	2,724
Total	3	$2,826	$2,826

The Company did not modify any loans in troubled debt restructurings during the three or six month periods ended June 30, 2020.

Defaulted TDRs

The Company analyzed its TDR portfolio for loans that defaulted during the three and six month periods ended June 30, 2021 and June 30, 2020, and that were modified within 12 months prior to default. The Company designates three circumstances that indicate default: one or more payments that occur more than 90 days past the due date, charge-off, or foreclosure after the date of restructuring.

Of the Company’s TDRs at June 30, 2021 and June 30, 2020, none of the defaulted TDRs were modified within 12 months prior to default. All of the defaulted TDRs were in nonaccrual status as of June 30, 2021 and June 30, 2020.

Note 4: Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type are as follows.

	June 30, 2021
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$182,123	$3,614	$2,101	$183,636
States and political subdivisions	197,399	6,143	1,728	201,814
Mortgage-backed securities	225,994	4,128	123	229,999
Corporate debt securities	2,001	306	-	2,307
Total securities available for sale	$607,517	$14,191	$3,952	$617,756

	December 31, 2020
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$86,859	$4,477	$173	$91,163
States and political subdivisions	196,435	7,778	252	203,961
Mortgage-backed securities	244,780	4,473	78	249,175
Corporate debt securities	2,001	442	-	2,443
Total securities available for sale	$530,075	$17,170	$503	$546,742

The amortized cost and fair value of single maturity securities available for sale at June 30, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity.

	June 30, 2021
	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$1,377	$1,396
Due after one year through five years	5,431	5,550
Due after five years through ten years	229,995	232,759
Due after ten years	370,714	378,051
Total securities available for sale	$607,517	$617,756

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows.

	June 30, 2021
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$90,558	$2,101	$-	$-
States and political subdivisions	57,581	1,538	7,709	190
Mortgage-backed securities	6,046	2	5,187	121
Total	$154,185	$3,641	$12,896	$311

	December 31, 2020
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$28,798	$173	$-	$-
States and political subdivisions	32,353	249	635	3
Mortgage-backed securities	8,816	76	4,060	2
Total	$69,967	$498	$4,695	$5

The Company has 145 securities with a fair value of $167,081 that are temporarily impaired at June 30, 2021.  The total unrealized loss on these securities is $3,952. Of the temporarily impaired securities, eight securities with a fair value of $12,896 and an unrealized loss of $311 have been in a continuous loss position for twelve months or more. The Company determined that these eight securities are temporarily impaired at June 30, 2021 for the reasons set out below.

States and political subdivisions. The unrealized loss of $190 on state and political subdivision securities stemmed from five securities with a fair value of $7,709. The Company reviewed financial statements and cash flows for each of the securities in a continuous loss position for more than 12 months. The Company’s analysis determined that the unrealized losses are primarily the result of interest rate and market fluctuations and not associated with impaired financial status. The contractual terms of the investment do not permit the issuer to settle the securities at a price less than the cost basis of each investment. The Company is monitoring bond market trends to develop strategies to address unrealized losses. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of amortized cost basis, which may be at maturity, the Company does not consider the investments to be other-than-temporarily impaired.

Mortgage-backed securities. The unrealized loss of $121 on mortgage-backed securities stemmed from three securities with a fair value of $5,187. The unrealized loss was caused by interest rate and market fluctuations. The contractual terms of the investment do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell the investment and it is not likely that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be at maturity, the Company does not consider the investment to be other-than-temporarily impaired.

Restricted Stock.

The Company held restricted stock of $845 as of June 30, 2021 and $1,279 at December 31, 2020. Restricted stock is reported separately from available for sale securities. As a member bank of the Federal Reserve system and the Federal Home Loan Bank of Atlanta (“FHLB”), NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital, current borrowings, and a percentage of qualifying assets. The correspondents provide calculations that require NBB to purchase or sell stock back to the correspondents. The stock is held by member institutions only and is not actively traded.

Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. In addition to dividends, NBB also benefits from its membership with FHLB through eligibility to borrow from the FHLB, using as collateral NBB’s capital stock investment in the FHLB and qualifying NBB real estate mortgage loans totaling $574,203 at June 30, 2021. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at June 30, 2021, management did not determine any impairment.

Management regularly monitors the credit quality of the investment portfolio. Changes in ratings are noted and follow-up research on the issuer is undertaken when warranted. Management intends to carefully monitor any changes in bond quality.

Note 5:  Defined Benefit Plan

Components of Net Periodic Benefit Cost:

	Pension Benefits
	Three Months Ended June 30,
	2021	2020
Service cost	$361	$270
Interest cost	184	205
Expected return on plan assets	(555)	(420)
Amortization of prior service cost	(3)	(27)
Recognized net actuarial loss	208	177
Net periodic benefit cost	$195	$205

	Pension Benefits
	Six Months Ended June 30,
	2021	2020
Service cost	$722	$540
Interest cost	368	410
Expected return on plan assets	(1,110)	(840)
Amortization of prior service cost	(6)	(54)
Recognized net actuarial loss	416	354
Net periodic benefit cost	$390	$410

The service cost component of net periodic benefit cost is included in salaries and employee benefits expense in the consolidated statements of income. All other components are included in other noninterest expense in the consolidated statements of income. For the six months ended June 30, 2021, the Company did not make a contribution to the defined benefit plan.

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

Level 1 –	Valuation is based on quoted prices in active markets for identical assets and liabilities.
Level 2 –	Valuation is based on observable inputs including:
●	quoted prices in active markets for similar assets and liabilities,
●	quoted prices for identical or similar assets and liabilities in less active markets,
●	inputs other than quoted prices that are observable, and
●	model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.
Level 1 –	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Accounting guidance for fair value excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Consequently, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company as of June 30, 2021 and December 31, 2020.

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring and non-recurring basis in the financial statements:

Financial Instruments Measured at Fair Value on a Recurring Basis

Securities Available for Sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). The carrying value of restricted Federal Reserve Bank of Richmond and FHLB stock approximates fair value based upon the redemption provisions of each entity and is therefore excluded from the following tables.

The following tables present the balances of financial assets measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020.

		Fair Value Measurements at June 30, 2021 Using
Description	Balance as of June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$183,636	$-	$183,636	$-
States and political subdivisions	201,814	-	201,814	-
Mortgage-backed securities	229,999	-	229,999	-
Corporate debt securities	2,307	-	2,307	-
Total securities available for sale	$617,756	$-	$617,756	$-

		Fair Value Measurements at December 31, 2020 Using
Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$91,163	$-	$91,163	$-
States and political subdivisions	203,961	-	203,961	-
Mortgage-backed securities	249,175	-	249,175	-
Corporate debt securities	2,443	-	2,443	-
Total securities available for sale	$546,742	$-	$546,742	$-

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

Interest Rate Loan Contracts and Forward Contracts

The Company originates consumer real estate loans which it intends to sell to a correspondent lender. Interest rate lock contracts and forward contracts result from originating loans held for sale and are derivatives reported at fair value. The Company enters interest rate lock commitments with customers who apply for a loan which the Company intends to sell to a correspondent lender. The interest rate lock contract ends when the loan closes or the customer withdraws their application. Fair value of the interest rate lock contracts is based upon the correspondent lender’s pricing quotes at the report date. Fair value is adjusted for the estimated probability of the loan closing with the borrower.

At the time the Company enters into an interest rate lock contract with a customer, it also enters into a best efforts forward sales commitment with the correspondent lender. If the loan has been closed and funded, the best efforts commitment converts to a mandatory forward sales commitment. Fair value is based on the gain or loss that would occur if the Company were to pair-off the transaction with the investor at the measurement date. This is a level 3 input. The Company has elected to measure and report best efforts commitments at fair value.

Interest rate lock contracts and forward contracts are valued based on quotes from the correspondent lender at the reporting date. Pricing changes daily and if a loan has not been sold to the correspondent by the next reporting date, the fair value may be different from that reported currently. Changes in fair value measurement impacts net income.

		Fair Value Measurements at June 30, 2021 Using
Description	Balance as of June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate loan contracts	$1	$-	$-	$1
Forward contracts	$(3)	$-	$-	$1

		Fair Value Measurements at December 31, 2020 Using
Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate loan contracts	$1	$-	$-	$1
Forward contracts	$(11)	$-	$-	$(11)

June 30, 2021	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate loan contracts	Market approach	Pull-through rate	71.90%	-	85.00%	(78.60%)
Forward contracts	Market approach	Pull-through rate	71.90%	-	85.00%	(78.60%)

Interest rate loan contracts	Market approach	Current reference price	1.01%	-	1.03%	(1.02%)(1)
Forward contracts	Market approach	Current reference price	1.01%	-	1.03%	(1.02%)(1)

December 31, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate loan contracts	Market approach	Pull-through rate		87.02%(2)
Forward contracts	Market approach	Pull-through rate		87.02%(2)

Interest rate loan contracts	Market approach	Current reference price	101.91%	-	103.02%	(102.55%)(1)
Forward contracts	Market approach	Current reference price	101.91%	-	103.19%	(102.67%)(1)

(1)	Current reference prices were weighted by the relative amount of the loan.
(2)	All contracts were valued using the same pull-through rate.

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at June 30, 2021 or December 31, 2020.

Impaired Loans

Impaired loans are measured at fair value on a nonrecurring basis. If an individually evaluated impaired loan’s balance exceeds fair value, the excess amount is allocated to the allowance for loan losses. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

The fair value of an impaired loan may be measured using one of three methods. Each method falls within a different level of the fair value hierarchy. The observable market price of a loan is categorized as a Level 1 input. The present value of projected cash flows method results in a Level 3 categorization because the calculation relies on the Company’s judgment to determine projected cash flows, which are then discounted at the current rate of the loan, or the rate prior to modification if the loan is a TDR. Loans measured using the fair value of collateral may be categorized in Level 2 or Level 3.

Loans valued using the collateral method may be secured by real estate or business assets including equipment, inventory, and accounts receivable. Real estate collateral secures most loans and valuation is based upon the “as-is” value of independent appraisals or evaluations. Appraisals are used to value loans secured by residential 1-4 family properties with outstanding principal balances greater than $250 and commercial real estate loans with outstanding principal balances greater than $500. Appraisals or real estate evaluations prepared by a third party may be used to value loans with principal balances below these thresholds.

Appraisals of less than 24 months of age, conducted by independent, licensed appraisers using observable market data analyzed through an income or sales valuation approach result in Level 2 categorization. If a current appraisal cannot be obtained prior to a reporting date and an existing appraisal is discounted to obtain an estimated value, or if declines in value are identified after the date of the appraisal, or if an appraisal is discounted for estimated selling costs, or if the appraisal uses unobservable market data, the valuation of real estate collateral is categorized as Level 3. Valuations based on evaluations are categorized as Level 3. The value of business equipment is based upon an outside appraisal (Level 2) if deemed significant, or the net book value on the applicable business’ financial statements (Level 3) if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports  (Level 3).

If a current appraisal uses unobservable data as part of the assessment, the value of the collateral is classified as Level 3.

As of June 30, 2021, fair valuation procedures did not result in any individual allocation for impaired loans. The following table summarizes the Company’s impaired loans that were measured at fair value on a nonrecurring basis at December 31, 2020.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Assets:
December 31, 2020	Impaired loans net of valuation allowance	970	-	-	970

The following table presents information about Level 3 Fair Value Measurements at December 31, 2020.

Impaired Loans	Valuation Technique	Unobservable Input	Range (Weighted Average(1))
December 31, 2020	Present value of cash flows	Discount rate	5.50%	–	6.50%	(5.78%)

(1)	Unobservable inputs were weighted by the relative fair value of the impaired loans.
(2)	Impaired loans using the fair value measurement included a single loan.

At December 31, 2020, all impaired loans measured at fair value on a nonrecurring basis were measured using the present value of cash flows. The loans are TDRs and the discount rate is the contractual rate that was in effect prior to modification to TDR status. Future changes in cash flow assumptions or if the loans are charged off may result in greater losses than estimated at the reporting dates. An increase in the impairment measurement or a charge-off would increase the provision for loan losses.

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

The following table summarizes the Company’s OREO that was measured at fair value on a nonrecurring basis.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Assets:
June 30, 2021	OREO, net of valuation allowance	$1,007	$-	$-	$1,007
December 31, 2020	OREO, net of valuation allowance	1,553	-	-	1,553

The following tables present information about Level 3 Fair Value Measurements for June 30, 2021 and December 31, 2020.

June 30, 2021	Valuation Technique	Unobservable Input	Range (Weighted Average(1))

OREO	Discounted appraised value	Selling cost	6.00%	-	6.20%	(6.19%)(2)
OREO	Discounted appraised value	Discount for lack of marketability and age of appraisal	0.00%	-	33.76%	(2.54%)(1)

December 31, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average(1))

OREO	Discounted appraised value	Selling cost	4.00%	–	9.23%	(4.54%)(2)
OREO	Discounted appraised value	Discount for lack of marketability and age of appraisal	0.00%	–	7.66%	(0.62%)(1)

(1)	Discounts were weighted by the relative appraised value of the OREO properties.
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

At June 30, 2021 and December 31, 2020, OREO properties were measured using appraised value, and if applicable, discounted by selling costs, lack of marketability and age of appraisal. Determining the discount to appraisals for selling cost and lack of marketability and age of the appraisal relies on certain key assumptions and judgements.

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

There is uncertainty in determining discounts to appraised value. Future changes to marketability assumptions or updated appraisals may indicate in lower fair value, with a corresponding impact to net income.

Fair Value Summary

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2021 and December 31, 2020. For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government-supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity. Fair values are estimated using the exit price notion.

	June 30, 2021
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$13,813	$13,813	$-	$-
Interest-bearing deposits	150,708	150,708	-	-
Securities	617,756	-	617,756	-
Restricted securities	845	-	845	-
Loans held for sale	222	-	222	-
Loans, net	797,117	-	-	788,914
Accrued interest receivable	5,275	-	5,275	-
Bank-owned life insurance	41,860	-	41,860	-
Interest rate loan contracts	1	-	-	1

Financial Liabilities:
Deposits	$1,449,624	$-	$1,361,292	$88,468
Accrued interest payable	48	-	48	-
Forward contracts	3	-	-	3

	December 31, 2020
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$13,147	$13,147	$-	$-
Interest-bearing deposits	120,725	120,725	-	-
Securities	546,742	-	546,742	-
Restricted securities	1,279	-	1,279	-
Loans held for sale	866	-	866	-
Loans, net	760,318	-	-	752,624
Accrued interest receivable	5,028	-	5,028	-
Bank-owned life insurance	36,444	-	36,444	-
Interest rate loan contracts	1	-	-	1

Financial Liabilities:
Deposits	$1,297,143	$-	$1,207,561	$89,681
Accrued interest payable	56	-	56	-
Forward contracts	11	-	-	11

Note 7: Components of Accumulated Other Comprehensive Income (Loss)

The following tables present the components of accumulated other comprehensive income (loss) for the three months ended June 30, 2021 and June 30, 2020.

	Net Unrealized Gain on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2020	$3,930	$(8,582)	$(4,652)
Unrealized holding gain on available for sale securities, net of tax of $1,498	5,637	-	5,637
Reclassification adjustment, net of tax of ($13)	(49)	-	(49)
Balance at June 30, 2020	$9,518	$(8,582)	$936

Balance at March 31, 2021	$854	$(10,147)	$(9,293)
Unrealized holding gain on available for sale securities net of tax of $1,922	7,235	-	7,235
Balance at June 30, 2021	$8,089	$(10,147)	$(2,058)

The following tables present the components of accumulated other comprehensive income (loss) for the six months ended June 30, 2021 and June 30, 2020.

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$76	$(8,582)	$(8,506)
Unrealized holding gain on available for sale securities, net of tax of $2,526	9,507	-	9,507
Reclassification adjustment, net of tax of ($17)	(65)	-	(65)
Balance at June 30, 2020	$9,518	$(8,582)	$936

Balance at December 31, 2020	$13,167	$(10,147)	$3,020
Unrealized holding loss on available for sale securities net of tax of ($1,349)	(5,074)	-	(5,074)
Reclassification adjustment, net of tax of ($1)	(4)	-	(4)
Balance at June 30, 2021	$8,089	$(10,147)	$(2,058)

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

Other Service Charges and Fees

Other service charges include safe deposit box rental fees, check ordering charges, and other service charges. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Check ordering charges are transactional based, and therefore the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2021 and June 30, 2020.

	Three Months Ended June 30,
	2021	2020
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$471	$377
Other service charges and fees	43	37
Credit and debit card fees, net	479	386
Trust income	434	387
Insurance and Investment (included within Other Income on the Consolidated Statements of Income)	141	91
Noninterest Income (in-scope of Topic 606)	$1,568	$1,278
Noninterest Income (out-of-scope of Topic 606)	373	467
Total noninterest income	$1,941	$1,745

	Six Months Ended June 30,
	2021	2020
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$940	$959
Other service charges and fees	84	76
Credit and debit card fees, net	913	692
Trust income	849	821
Insurance and Investment (included within Other Income on the Consolidated Statements of Income)	540	189
Noninterest Income (in-scope of Topic 606)	$3,326	$2,737
Noninterest Income (out-of-scope of Topic 606)	949	1,143
Total noninterest income	$4,275	$3,880

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

The Company’s lease right of use asset is included in other assets and the lease liability is included in other liabilities. The following tables present information about leases:

	June 30, 2021	December 31, 2020
Lease liability	$1,866	$2,016
Right-of-use asset	$1,844	$1,998
Weighted average remaining lease term (in years)	6.42	6.81
Weighted average discount rate	3.04%	3.04%

	For the Three Months Ended June 30,
	2021		2020
Lease Expense
Operating lease expense		$94		$92
Short-term lease expense		0		0
Total lease expense		$94		$92

Cash paid for amounts included in lease liabilities		$92		$91
Right-of-use assets obtained in exchange for operating lease liabilities commencing during the period	$	---	$	---

	For the Six Months Ended June 30,
	2021		2020
Lease Expense
Operating lease expense		$187		$185
Short-term lease expense		1		1
Total lease expense		$188		$186

Cash paid for amounts included in lease liabilities		$184		$182
Right-of-use assets obtained in exchange for operating lease liabilities commencing during the period	$	---	$	---

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability:

Undiscounted Cash Flow for the Period	As of June 30, 2021
Twelve months ending June 30, 2022	$359
Twelve months ending June 30, 2023	349
Twelve months ending June 30, 2024	352
Twelve months ending June 30, 2025	291
Twelve months ending June 30, 2026	219
Thereafter	495
Total undiscounted cash flows	$2,065
Less: discount	(199)
Lease liability	$1,866

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
●

steps the Company takes in response to the COVID-19 pandemic, the severity and duration of the pandemic, the uncertainty regarding new variants of COVID-19 that have emerged, the speed and efficacy of vaccine and treatment developments, the impact of loosening or tightening of government restrictions, the pace of recovery as the pandemic subsides and the heightened impact it has on many of the risks described herein,

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

Cybersecurity

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

Further, the Company has a program to identify, mitigate and manage its cybersecurity risks.  The program includes penetration testing and vulnerability assessment, technological defenses such as antivirus software, patch management, firewall management, email and web protections, an intrusion prevention system, a cybersecurity insurance policy which covers some but not all losses arising from cybersecurity breaches, as well as ongoing employee training.  The costs of these measures were $95 for the three months ended June 30, 2021 and $95 for the three months ended June 30, 2020. For the six months ended June 30, 2021 and June 30, 2020, the expense was $193 and $188 respectively. These costs are included in various categories of noninterest expense.

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

Response to COVID-19 Pandemic

The COVID-19 pandemic has affected the global economy for approximately 15 months. The Company has complied with national, state and local guidelines to help reduce the spread of the virus, including implementing social distancing measures for employees and customers. The Company’s business relies on positive relationships with customers. At this time, we feel our customer relationships remain strong and our team remains ready to provide banking services. All forms of customer service are now available without restriction.

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

The Company continues to monitor the impact of the pandemic on significant estimates, including the allowance for loan losses, valuation of goodwill and pension obligations. The impact to the allowance for loan losses is discussed under the “Asset Quality” section. Analysis as of June 30, 2021 did not indicate negative impacts to the valuation of goodwill or pension obligations.

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

The following table details the calculation of annualized net income for the return on average assets and the return on average equity:

$ in thousands	Three months ended June 30,
	2021	2020
Net Income	$4,613	$2,982
Items deemed non-recurring by management:
Securities gains, net of tax of ($13) in 2020	-	(49)
Adjusted net income	4,613	2,933
Adjusted net income, annualized	18,503	11,796
Items deemed non-recurring by management:
Add: Securities gains, net of tax of $13 in 2020	-	49
Annualized net income for ratio calculation	$18,503	$11,845

$ in thousands	Six months ended June 30,
	2021	2020
Net Income	$9,379	$6,961
Items deemed non-recurring by management:
Less: partnership income (1), net of tax of ($98) in 2021 and ($65) in 2020	(369)	(244)
Securities gains, net of tax of ($1) in 2021 and ($17) in 2020	(4)	(65)
Adjusted net income	9,006	6,652
Adjusted net income, annualized	18,161	13,377
Items deemed non-recurring by management:
Add: partnership income, net of tax of $98 in 2021 and $65 in 2020	369	244
Add: Securities gains, net of tax of $1 in 2021 and $17 in 2020	4	65
Annualized net income for ratio calculation	$18,534	$13,686

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

$ in thousands	Three months ended June 30,
	2021	2020
GAAP measures:
Interest and fees on loans	$8,466	$8,419
Interest on interest-bearing deposits	39	14
Interest and dividends on securities - taxable	1,910	1,863
Interest on securities - nontaxable	482	454
Total interest income	$10,897	$10,750

Interest on deposits	$834	$1,598
Net interest income	$10,063	$9,152

Non-GAAP measures:
Tax benefit on nontaxable loan income	$78	$120
Tax benefit on nontaxable securities income	160	137
Total tax benefit on nontaxable interest income	$238	$257
Total tax equivalent net interest income	$10,301	$9,409
Total tax equivalent net interest income, annualized	$41,317	$37,843

$ in thousands	Six months ended June 30,
	2021	2020
GAAP measures:
Interest and fees on loans	$17,016	$16,885
Interest on interest-bearing deposits	67	231
Interest and dividends on securities - taxable	3,693	4,219
Interest on securities - nontaxable	1,003	803
Total interest income	$21,779	$22,138

Interest on deposits	$1,689	$3,394
Net interest income	$20,090	$18,744

Non-GAAP measures:
Tax benefit on nontaxable loan income	$153	$243
Tax benefit on nontaxable securities income	331	233
Total tax benefit on nontaxable interest income	$484	$476
Total tax equivalent net interest income	$20,574	$19,220
Total tax equivalent net interest income, annualized	$41,489	$38,651

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

$ in thousands	Three months ended June 30,
	2021	2020
Noninterest expense	$6,447	$6,077

Taxable-equivalent net interest income	$10,301	$9,409
Noninterest income	1,941	1,745
Less: realized securities gains	-	(62)
Total income for ratio calculation	$12,242	$11,092

Efficiency ratio	52.66%	54.79%

$ in thousands	Six months ended June 30,
	2021	2020
Noninterest expense	$12,983	$12,544

Taxable-equivalent net interest income	$20,574	$19,220
Noninterest income	4,275	3,880
Less: partnership income	(467)	(309)
Less: realized securities gains	(5)	(82)
Total income for ratio calculation	$24,377	$22,709

Efficiency ratio	53.26%	55.24%

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

	Three months ended June 30,
	2021	2020
Noninterest expense under GAAP	$6,447	$6,077

Noninterest income under GAAP	$1,941	$1,745
Less: realized securities gains	-	(62)
Noninterest income for ratio calculation, non-GAAP	$1,941	$1,683

Net noninterest expense, non-GAAP	$4,506	$4,394
Net noninterest expense, non-GAAP, annualized	$18,074	$17,673

Average assets	$1,609,876	$1,393,227

Noninterest margin	1.12%	1.27%

	Six months ended June 30,
	2021	2020
Noninterest expense under GAAP	$12,983	$12,544

Noninterest income under GAAP	$4,275	$3,880
Less: partnership income (1)	(467)	(309)
Less: realized securities gains	(5)	(82)
Noninterest income for ratio calculation, non-GAAP	$3,803	$3,489

Net noninterest expense, non-GAAP	$9,180	$9,055
Net noninterest expense, non-GAAP, annualized	$18,512	$18,210
Add back: partnership income	467	309
Net noninterest expense, non-GAAP, annualized, adjusted	$18,979	$18,519

Average assets	$1,570,610	$1,352,827

Noninterest margin	1.21%	1.37%

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

Critical Accounting Policies

General

The Company’s financial statements are prepared in accordance with U.S. GAAP. The financial information contained within our statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value obtained when earning income, recognizing an expense, recovering an asset or relieving a liability. Although the economics of the Company’s transactions may not change, the timing of events that would impact the transactions could change.

Presented below is a discussion of accounting policies that are the most important to the portrayal and understanding of the Company’s financial condition and results of operations. The Critical Accounting Policies require management’s most difficult, subjective, and complex judgments about matters that are inherently uncertain. If conditions occur that differ from our assumptions, depending upon the severity of such differences, the Company’s financial condition or results of operations may be materially impacted. The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them as needed.

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

Impaired loans

Impaired loans are identified through the Company’s credit risk rating process. Nonaccrual loan relationships that meet the Company’s balance threshold of $250 are designated impaired. Other loan relationships that meet the Company’s balance threshold of $250 and for which the Company does not expect to collect according to the note’s contractual terms are also designated impaired. All TDRs are impaired loans.

TDRs

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

The CARES Act, the CAA as well as regulatory agencies, provided guidance allowing banks to forego TDR designation for COVID-19 related accommodations to loans that met certain criteria. Under the legislation, short-term modifications to loans that were not more than 30 days past due as of December 31, 2019 are not considered for TDR designation. In accordance with the guidance, the Company did not designate TDR status for modifications to loans impacted by the pandemic that met the criteria. Additional tracking mechanisms implemented at the beginning of the pandemic continue to aid the Company in monitoring COVID-19 related modifications.

When the Company grants subsequent modifications to a loan that received a COVID-19 modification, in accordance with accounting guidance, it considers whether the totality of the accommodations along with the evaluation of borrower financial difficulty, exceed the criteria provided by the CARES Act and/or result in TDR status. Every modification is reviewed for TDR indicators with additional evaluation and documentation requirements for all COVID-19 related modifications to loans over $250.

Individual evaluation

Impaired loans are individually evaluated at each reporting date. If the fair value of an impaired loan is less than the loan’s recorded investment, the deficit is accrued to the allowance for loan losses as a specific allocation.

Cash flow method

Fair value measurement under the cash flow method incorporates assumptions specific to each loan for expected cash flows, timing of cash flows and the discount rate. For TDR loans, the discount rate used is the rate immediately prior to the modification that resulted in a TDR.

Collateral method

Fair value under the collateral method is based upon the “as-is” value of independent appraisals or evaluations. Appraisals must conform to the Uniform Standards of Professional Appraisal Practice and are prepared by an independent third-party appraiser who is certified and licensed and who is approved by the Company. Appraisals may incorporate market analysis, comparable sales analysis, cash flow analysis and market data pertinent to the property to determine market value.

Evaluations are prepared by third party providers and reviewed by employees of the Company who are independent of the loan origination, operation, management and collection functions. Evaluations provide a property’s market value based on the property’s current physical condition and characteristics and the economic market conditions that affect the collateral’s market value. Multiple sources of data contribute to the estimate of market value, including physical inspection, independent third-party automated tools, comparable sales analysis and local market information.

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

Charge-off

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

Nonaccrual Status of Impaired Loans

Impaired loans that are not TDRs and for which fair value measurement indicates an impairment loss are designated nonaccrual. A TDR loan that maintains current status for at least six months may accrue interest.

Collectively-evaluated loans

Credit loss on collectively-evaluated loans is estimated by applying to current class balances the class historical charge-off rates and percentages for qualitative factors that affect credit risk. Additional allocations are provided for loans within each class rated special mention or classified and for loans designated high risk.

Risk rating

Risk ratings indicate credit quality and are assigned through the Company’s credit review function for larger loans and selective review of loans that fall below credit review thresholds. Loans that do not indicate heightened risk are rated as “pass.” All loans secured by real estate and all consumer loans are risk rated “classified” when they become 75 days past due. Commercial loans are rated “special mention” when they appear to have elevated credit risk indicated by possible deterioration in the borrower’s financial condition or collateral. Commercial loans not secured by real estate receive a rating of “classified” when they exhibit frequent or persistent delinquency exceeding 75 days or indicate a higher level of weakness in borrower financial condition. Qualitative factor allocations for pass-rated loans increased by 50% for special mention loans and doubled for classified loans.

High risk loans

High risk loans include junior liens, interest only and high loan to value loans. High risk loans within each class are analyzed and allocated additional reserves based on current trends.

Standard allocations

The analysis of certain factors results in standard allocations to all segments and classes. These factors include the risk from changes in lending policies, loan officers’ average years of experience, and economic factors including unemployment levels, bankruptcy rates, interest rate environment, and competition/legal/regulatory environments. Qualitative factors incorporate economic data targeted to the Company’s market. If market–specific information is not available on a timely basis, regional or national information that historically shows a high degree of correlation to market data may be used.

Also applied to all segments and classes is an economic factor implemented to address COVID-19 uncertainty: national unemployment filings. Since local data is not available timely and historical analysis determined that local unemployment filings were closely correlated to national unemployment filings, the Company elected to allocate based upon national unemployment filings.

Allocations specific to each class

Factors analyzed for each class, with resultant allocations based upon the level of risk assessed for each class, include the risk from changes in loan review, levels of past due loans, levels of nonaccrual loans, current class balance as a percentage of total loans, loans that received COVID-related modifications at are still in the modification period, and the percentage of high risk loans within the class.

Nonaccrual status

The Company reviews loans with certain risk indicators to determine whether the loans should be placed on nonaccrual status, including loans that exceed 90 days past due, loans rated classified, loans with a non-COVID 19 related modification that provides relief from payments of interest or principle for more than 90 days.

Loans in nonaccrual are reviewed on an individual loan basis to determine whether future payments are reasonably assured. To satisfy this criteria, the Company’s evaluation must determine that the underlying cause of the original delinquency or weakness that indicated nonaccrual status has been resolved, such as receipt of new guarantees, increased cash flows that cover the debt service or other resolution. Nonaccrual loans that demonstrate reasonable assurance of future payments and that have made at least six consecutive payments in accordance with repayment terms and timeframes may be returned to accrual status.

Sales, Purchases and Reclassification of Loans

The Company finances mortgages under “best efforts” contracts with mortgage purchasers. The mortgages are designated as held for sale upon initiation. There have been no major reclassifications from portfolio loans to held for sale. Mortgages held for sale are not included in the calculation of the allowance for loan losses.

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

The estimate of the allowance for June 30, 2021 considered market conditions as of June 30, 2021 where possible, and the most recent available information when data was not available as of June 30, 2021, portfolio conditions and levels of delinquencies at June 30, 2021, and net charge-offs in the eight quarters prior to the quarter ended June 30, 2021. Some of the available economic data lags the reporting date by one to three months. Delinquency levels at June 30, 2021 are lower than they might otherwise have been due to modifications granted to qualifying borrowers in accordance with regulatory guidance and legislative provisions in the CARES Act and CAA, including loan payment extensions, interest only periods and rate reductions to borrowers. Past due status will not occur during the period in which a payment is extended. Providing an interest only period affords borrowers lower payments during the interest only period. When extension periods and interest only periods expire, there may be increases in past dues that will increase the requirement for the allowance for loan loss. Management used its best judgement and efforts in incorporating possible impacts as of June 30, 2021 in estimating the allowance for loan losses, but if the current economic challenges worsen, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see Note 3 to the consolidated financial statements and “Asset Quality,” and “Provision and Allowance for Loan Losses.”

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

Performance Summary

The following table presents the Company’s key performance ratios for the three and six months ended June 30, 2021 and June 30, 2020. Income and expense items are annualized for the ratios, except for basic and fully diluted earnings per share.

	Three Months Ended
	June 30, 2021	June 30, 2020
Return on average assets (1)	1.15%	0.85%
Return on average equity (1) (4)	9.77%	6.13%
Basic and fully diluted earnings per share (4)	$0.74	$0.46
Net interest margin (2)	2.72%	2.90%
Noninterest margin (3)	1.12%	1.27%
Efficiency ratio (5)	52.66%	54.79%

The following table presents the Company’s key performance ratios for the six months ended June 30, 2021 and June 30, 2020 and the year ended December 31, 2020. The measures for June 30, 2021 and June 30, 2020 are annualized, except for basic and fully diluted earnings per share.

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	Twelve Months Ended December 31, 2020
Return on average assets (1)	1.18%	1.01%	1.15%
Return on average equity (1) (4)	9.63%	7.15%	8.21%
Basic and fully diluted earnings per share (4)	$1.49	$1.07	$2.48
Net interest margin (2)	2.80%	3.05%	2.98%
Noninterest margin (3)	1.21%	1.37%	1.22%
Efficiency ratio (5)	53.26%	55.24%	53.46%

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

(4)

During the three months ended June 30, 2021, the Company repurchased 150,130 shares under its publicly announced stock repurchase plan. The repurchase reduced shareholders equity by $5,363 during the second quarter. During the six months ended June 30, 2021, the Company repurchased 261,962 shares under its publicly announced stock repurchase plan. The repurchase reduced shareholders equity by $9,354 during the first six months of 2021. See “Non-GAAP Financial Measures” above.

(5)

The efficiency ratio is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with GAAP and should not be viewed as a substitute for GAAP. See “Non-GAAP Financial Measures” above.

Growth

NBI’s key assets and liabilities and their growth from December 31, 2020 are shown in the following table.

	June 30, 2021	December 31, 2020	Percent Change
Interest-bearing deposits	$150,708	$120,725	24.84%
Securities and restricted stock	618,601	548,021	12.88%
Loans, net	797,117	760,318	4.84%
Deposits	1,449,624	1,297,143	11.76%
Total assets	1,661,652	1,519,673	9.34%

Asset Quality

Key indicators of the Company’s asset quality are presented in the following table.

	June 30, 2021	June 30, 2020	December 31, 2020
Nonperforming loans	$3,822	$3,830	$3,685
Loans past due 90 days or more, and still accruing	28	237	17
Other real estate owned	1,007	1,553	1,553
Allowance for loan losses to loans net of unearned income and deferred fees and costs	1.00%	1.05%	1.10%
Allowance for loan losses to loans net of unearned income and deferred fees and costs, excluding SBA PPP loans	1.04%	1.13%	1.16%
Net charge-off ratio	0.12%	0.10%	0.05%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.60%	0.68%	0.68%
Ratio of allowance for loan losses to nonperforming loans	211.33%	216.92%	230.15%

The Company’s risk analysis at June 30, 2021 determined an allowance for loan losses of $8,077 or 1.00% of loans net of unearned income and deferred fees and costs. Included in loans net of unearned income and deferred fees and costs are $29,922 in Paycheck Protection Program loans. Because PPP loans are guaranteed by the U.S. Small Business Administration, they are not included in the calculation for the allowance for loan losses. If the PPP loans are removed from loans net of unearned income and deferred fees and costs, the allowance ratio is 1.04%. The allowance at December 31, 2020 was $8,481 or 1.10% of loans net of unearned income and deferred fees and costs. Excluding PPP loans, the ratio of the allowance to loans net of unearned income and deferred fees and costs at December 31, 2020 was 1.16%.

The determination of the appropriate level for the allowance for loan losses resulted in a provision of $54 for the six months ended June 30, 2021, compared with a provision of $1,831 for the six month period ended June 30, 2020. To determine the appropriate level of the allowance for loan losses, the Company considers credit risk for certain loans designated as impaired and for non-impaired (“collectively evaluated”) loans.

Individually Evaluated Impaired Loans

Individually evaluated impaired loans at June 30, 2021 were $6,774 gross and $6,776 net of unearned income and deferred fees and costs. There were no specific allocations to the allowance for loan losses. At December 31, 2020, individually evaluated impaired loans totaled $4,903 gross and $4,905 net of unearned income and deferred fees and costs, with specific allocations to the allowance for loan losses totaling $75. The specific allocation is determined based on criteria particular to each impaired loan.

The impact of the COVID-19 pandemic continues to present uncertainty and may lead to additional loans designated as impaired in future quarters. Cash flow assumptions associated with impaired loans measured under the cash flow method may be impacted if borrowers are further distressed by the economic impacts of the pandemic, resulting in lower measurements and higher funding requirements for the allowance for loan losses. Real estate activity in the Company’s market over the most recent 12 months has been robust. However if the real estate market changes, collateral values for impaired loans measured under the collateral method could decline and may result in charge-offs.

Collectively Evaluated Loans

Collectively evaluated loans totaled $800,432 gross and $798,418 net of unearned income and deferred fees and costs, with an allowance of $8,077 or 1.01% of collectively-evaluated loans net of unearned income and deferred fees and costs at June 30, 2021. Excluding PPP loans, the collectively evaluated allowance ratio was 1.05% at June 30, 2021. At December 31, 2020, collectively evaluated loans totaled $765,124 gross and $763,894 net of unearned income and deferred fees and costs, with an allowance of $8,406 or 1.10%. Excluding PPP loans, the collectively evaluated allowance ratio was 1.16% at December 31, 2020.

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

Net Charge-Offs

Increases in the net charge-off rate increase the required allowance for collectively-evaluated loans, while decreases in the net charge-off rate decrease the required allowance for collectively-evaluated loans. Charge-off rates are calculated and applied on a class level.

On a portfolio level, net charge-offs were $458 for the six months ended June 30, 2021, or 0.12% of average loans. Net charge-offs for the six months ended June 30, 2020 were $386 or 0.10% of average loans, while net charge-offs for the 12 months ended December 31, 2020 were $373 or 0.05% of average loans.

The 8-quarter average historical loss rate was 0.07% as of June 30, 2021, 0.07% as of December 31, 2020 and 0.09% as of June 30, 2020.

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

At the beginning of the pandemic, the Company implemented a qualitative factor for national unemployment filings to represent current economic data. Unemployment filings for the Company’s market area is not available on a timely basis, however national data is available on a timely basis and historical analysis shows a strong correlation between national and local unemployment filings. National unemployment claims escalated sharply beginning in the latter half of March 2020. Weekly claims peaked at the beginning of April 2020 and have fallen since, but for the six months ended June 30, 2021, are almost three times pre-pandemic levels. The Company assessed this as a significant impact to credit risk at June 30, 2021, but lower than at December 31, 2020.

The Company continues to monitor the most recently available economic indicators for its market and their effect on credit risk. As of June 30, 2021, the unemployment rate for the Company’s market area was measured as of April 30, 2021 and decreased from the measurement available at December 31, 2020, decreasing the allocation to the allowance for loan losses.

Business and personal bankruptcy filing data was available as of March 2021. Higher bankruptcy filings indicate heightened credit risk and increase the allowance for loan losses, while lower bankruptcy filings have a beneficial impact on credit risk. Compared with data available at December 31, 2020, business bankruptcies were slightly lower and resulted in a slightly lower allocation, while personal bankruptcies were slightly higher and resulted in a slightly higher allocation.

Residential vacancy rates and housing inventory impact the Company’s residential construction customers and the consumer real estate market. Higher levels increase credit risk. The residential vacancy rate at June 30, 2021 was measured as of the first quarter of 2021 and while still lower than normal levels, worsened slightly from the data incorporated into the December 31, 2020 calculation, resulting in a higher allocation. Housing inventory data was available as of June 30, 2021. Levels are historically low but were slightly higher than those at December 31, 2020, resulting in a slightly higher allocation.

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

Accruing loans past due 30-89 days were 0.14% of total loans net of unearned income and deferred fees and costs at June 30, 2021, a decrease from 0.19% at December 31, 2020. Accruing loans past due 90 days or more were 0.00% of total loans, net of unearned income and deferred fees and costs at June 30, 2021 and December 31, 2020. Nonaccrual loans at June 30, 2021 were 0.47% of total loans net of unearned income and deferred fees and costs, slightly lower than 0.48% at December 31, 2020.

Loans rated special mention and classified (together, “criticized assets”) indicate heightened credit risk. Higher levels of criticized assets increase the required level of the allowance for collectively-evaluated loans, while lower levels of criticized assets reduce the required level of the allowance for collectively-evaluated loans. Collectively evaluated loans rated special mention were $5,276 at June 30, 2021, slightly lower than $8,035 at December 31, 2020. Collectively evaluated loans rated classified were $618 at June 30, 2021, an increase from $473 at December 31, 2020.

The Company provided COVID-19 related accommodations to qualifying borrowers. The Company followed its normal risk rating practices and in keeping with the regulatory guidance, did not automatically downgrade the risk rating on loans that received COVID-19 accommodations. Without the regulatory provision, additional loans may have been included in past due data and criticized assets as of June 30, 2021.

Other Factors

The Company considers other factors that impact credit risk, including the interest rate environment, the competitive, legal and regulatory environments, changes in lending policies and loan review, changes in management, and high risk loans, as well as a factor to measure the risk from loans that received a COVID-19 modification and then received a subsequent COVID-19 modification.

The interest rate environment impacts variable rate loans. If interest rates increase, the payment on variable rate loans increases, which may increase credit risk. The interest rate environment is at a low level as of June 30, 2021, unchanged from the level at December 31, 2020. The low level of interest rates indicates no additional credit risk.

The competitive, legal and regulatory environments were evaluated for changes that would impact credit risk. Higher competition for loans increases credit risk, while lower competition decreases credit risk. Competition remained at similar levels to those at December 31, 2020. The legal and regulatory environments remain in a similar posture to that at December 31, 2020.

Lending policies, loan review procedures and management’s experience influence credit risk. Since December 31, 2020, there have been no changes that affect credit risk to the Company’s lending policies or loan review procedures, or changes in management’s experience.

Levels of high risk loans are considered in the determination of the level of the allowance for loan loss. A decrease in the level of high risk loans within a class decreases the required allocation for the loan class, and an increase in the level of high risk loans within a class increases the required allocation for the loan class. Total high risk loans decreased $12,047 or 10.64% from the level at December 31, 2020, resulting in a decreased allocation.

In light of COVID-19 related modifications, the Company considers the impact to credit risk of certain loans granted COVID-19 related modifications. The loans captured in the analysis were granted COVID-19 related modifications subsequent to initial COVID-19 related modifications that remained in their modification period at the reporting date and were flagged by credit review procedures for additional monitoring. The loans within this population at June 30, 2021 decreased significantly from December 31, 2020, resulting in a decreased allocation.

Unallocated Surplus

The unallocated surplus at June 30, 2021 is $373 or 4.8% in excess of the calculated requirement. The unallocated surplus at December 31, 2020 was $396 or 4.9% in excess of the calculated requirement. The surplus provides some mitigation of the uncertainty surrounding the impact of COVID-19.

Conclusion

The calculation of the appropriate level for the allowance for loan losses incorporates analysis of multiple factors and requires management’s prudent and informed judgment. The most recently available data showed improvements that decreased the required level of the allowance for loan losses at June 30, 2021 from December 31, 2020 including loans considered high risk, business bankruptcy filings, the unemployment rate and certain loans with COVID-19 related modifications. Other indicators showed worsening from levels at December 31, 2020 and increased the required level of the allowance for loan losses, including some asset quality indicators. Continued high national unemployment filings contributed to the allowance for loan losses. The Company also maintained its unallocated surplus at 4.8% to mitigate some of the uncertainty caused by the pandemic. Based on analysis of historical indicators, asset quality and economic factors, management believes the level of allowance for loan losses is reasonable for the credit risk in the loan portfolio as of June 30, 2021.

Please refer to Note 3: Allowance for Loan Losses, Nonperforming Assets and Impaired Loans for further information on collectively evaluated loans, individually evaluated impaired loans and the unallocated portion of the allowance for loan losses.

Other Real Estate Owned

The following table discloses the OREO in physical possession and in process at each reporting date:

Other Real Estate Owned(1)	June 30, 2021	June 30, 2020	December 31, 2020
Real estate construction	$957	$1,443	$1,443
Consumer real estate	50	110	110
Total other real estate owned	$1,007	$1,553	$1,553

Loans in process of foreclosure	$140	$273	$1,344

(1)	Net of valuation allowance.

OREO decreased $546 when the balance at June 30, 2021 is compared with the balance at December 31, 2020 and June 30, 2020. As of June 30, 2021, loans in in various stages of foreclosure totaled $140 and were secured by residential real estate. Loans currently in process of foreclosure may impact OREO in future quarters. It is not possible to accurately predict the future total of OREO because property sold at foreclosure may be acquired by third parties and OREO properties are regularly marketed and sold.

The Company continues to monitor risk levels within the loan portfolio, including any effect on collateral values from the COVID-19 pandemic. As of June 30, 2021, the effect of the COVID-19 pandemic has not impacted real estate values in the Company’s market and has not impacted current OREO values.

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

The Company codes modifications to assist in identifying TDRs. During the six months ended June 30, 2021, the Company provided 454 modifications for competitive reasons to loans totaling $47,573. The modifications were not TDRs and were not related to COVID-19. For the six months ended June 30, 2020, the Company provided non-TDR modifications for competitive reasons to 583 loans totaling $89,899. For the twelve months ended December 31, 2020, the Company provided non-TDR modifications for competitive reasons to 1,047 loans totaling $152,681.

COVID-19 Modifications

The COVID-19 pandemic has negatively impacted a significant number of the Company’s borrowers, and may continue to adversely impact some borrowers for the foreseeable future. Since the pandemic began in March 2020, the Company provided modifications related to COVID-19 financial difficulty, including payment extensions and interest only periods. The CARES Act, the CAA and regulatory guidance specify criteria that, if met, provide an election not to designate the loans as TDRs. The TDRs designated during the three months ended June 30, 2021 resulted from COVID-19 related modifications that did not meet the legal and regulatory criteria to avoid designation as TDR. All of the Company’s other COVID-19 related modifications met the criteria and were not designated TDR. The Company followed its normal risk rating and nonaccrual designation procedures and did not automatically downgrade or designate as nonaccrual if the loan was modified for COVID-19 related difficulty.

The following tables provide information regarding COVID-19 related modifications for the three and six months ended June 30, 2021 and June 30, 2020, and the 12 months ended December 31, 2020.

	Three Months Ended June 30,
	2021		2020
Modifications To Borrowers Experiencing COVID-19 Related Financial Difficulty	Number	Amount (in thousands)	Number	Amount (in thousands)
Payment extensions(1)	3	$4,262	206	$51,123
Interest-only period for amortizing loans(1)	-	-	23	36,242
Rate reductions(2)	-	-	4	425
Total	3	$4,262	233	$87,790

	Six Months Ended June 30,
	2021		2020
Modifications To Borrowers Experiencing COVID-19 Related Financial Difficulty	Number	Amount (in thousands)	Number	Amount (in thousands)
Payment extensions(1)	34	$16,336	269	$83,027
Interest-only period for amortizing loans(1)	8	22,135	23	36,242
Rate reductions(2)	-	-	5	442
Total	42	$38,471	297	$119,711

Twelve Months Ended December 31, 2020
Modifications To Borrowers Impacted by the COVID-19 Pandemic	Number	Amount (in thousands)
Payment extensions (1)	350	$121,676
Interest-only period for amortizing loans (1)	31	59,982
Rate reductions (2)	5	442
Maturity date extension	2	729
Total	388	$182,829

(1)	Payment extensions and interest-only periods are governed by agreements that specify expiration dates.
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

Loans Remaining Within the Modification Period at June 30, 2021

Of the loans modified for pandemic related hardships, 5 loans remained in their modification period at June 30, 2021: one loan totaling $1 thousand remained in deferral and another four loans totaling $5.7 million remained on interest-only payments. To account for the possible increase in credit risk from loans that have not emerged from their modification period, the Company provided an allocation to the allowance for loan losses.

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

The determination of whether a modification should be designated a TDR requires consideration of all facts and circumstances surrounding the transaction. With the exception of borrowers affected by COVID-19 who fall under the legislative provisions discussed above, modifications in which the borrower is experiencing financial difficulty and for which the Company makes a concession to the original contractual loan terms are designated TDRs. Concessions may include one or a combination of the following: a reduction of the stated interest rate below market rate for loans of similar terms and credit quality, an extension of the maturity date at an interest rate below a comparable market rate, restructuring an amortizing loan to interest only for a period, or forgiveness of principal or accrued interest.

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

The Company’s TDRs were $6,120 at June 30, 2021, an increase from $4,249 at December 31, 2020. Accruing TDR loans amounted to $3,011 at June 30, 2021 and $1,410 at December 31, 2020. The following tables present the past due status of TDRs as of the dates indicated.

	TDR Status as of June 30, 2021
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual
Consumer real estate	$192	$192	$-	$-	$-
Commercial real estate	5,610	2,818	-	-	2,792
Commercial non-real estate	317	-	-	-	317
Consumer non-real estate	1	1	-	-	-
Total TDR Loans	$6,120	$3,011	$-	$-	$3,109

	TDR Status as of December 31, 2020
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual
Consumer real estate	$194	$194	$-	$-	$-
Commercial real estate	3,202	-	363	-	2,839
Commercial non-real estate	851	188	663	-	-
Consumer non-real estate	2	1	-	1	-
Total TDR Loans	$4,249	$383	$1,026	$1	$2,839

Please refer to Note 3: Allowance for Loan Losses, Nonperforming Assets and Impaired Loans for information on TDRs.

Net Interest Income

The net interest income analysis for the three and six months ended June 30, 2021 and 2020 follows:

	Three Months Ended
	June 30, 2021			June 30, 2020
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans (1)(2)(3)(5)(6)	$790,533	$8,544	4.34%	$765,281	$8,539	4.49%
Taxable securities (7)(8)	505,784	1,910	1.51%	389,051	1,863	1.93%
Nontaxable securities (2)(7)	80,329	642	3.21%	57,595	591	4.13%
Interest-bearing deposits	143,812	39	0.11%	91,425	14	0.06%
Total interest-earning assets	$1,520,458	$11,135	2.94%	$1,303,352	$11,007	3.40%
Interest-bearing liabilities:
Interest-bearing demand deposits	$795,934	$718	0.36%	$653,254	$958	0.59%
Savings deposits	189,560	44	0.09%	157,199	118	0.30%
Time deposits	89,564	72	0.32%	120,646	522	1.74%
Total interest-bearing liabilities	$1,075,058	$834	0.31%	$931,099	$1,598	0.69%
Net interest income and interest rate spread		$10,301	2.63%		$9,409	2.71%
Net yield on average interest‑earning assets			2.72%			2.90%

	Six Months Ended
	June 30, 2021			June 30, 2020
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans (1)(2)(4)(5)(6)	$780,415	$17,169	4.44%	$748,316	$17,128	4.60%
Taxable securities (7)(8)	486,978	3,693	1.53%	393,444	4,219	2.16%
Nontaxable securities (2)(7)	81,357	1,334	3.31%	47,445	1,036	4.39%
Interest-bearing deposits	131,629	67	0.10%	79,004	231	0.59%
Total interest-earning assets	$1,480,379	$22,263	3.03%	$1,268,209	$22,614	3.59%
Interest-bearing liabilities:
Interest-bearing demand deposits	$779,321	$1,436	0.37%	$641,860	$2,073	0.65%
Savings deposits	182,121	91	0.10%	152,272	240	0.32%
Time deposits	88,837	162	0.37%	123,457	1,081	1.76%
Total interest-bearing liabilities	$1,050,279	$1,689	0.32%	$917,589	$3,394	0.74%
Net interest income and interest rate spread		$20,574	2.71%		$19,220	2.85%
Net yield on average interest‑earning assets			2.80%			3.05%

(1)	Loans are net of unearned income and deferred fees and costs.
(2)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 21%.
(3)

For the three months ended June 30, 2021, interest income includes loan fees of $386, of which $344 was related to the PPP loans. For the three months ended June 30, 2020, interest income includes loan fees of $251, of which $225 was related to the PPP loans.

(4)

For the six months ended June 30, 2021, interest income includes loan fees of $944 of which $894 was related to the PPP loans. For the six months ended June 30, 2020, interest income includes loan fees of $272, of which $225 was related to PPP loans.

(5)	Nonaccrual loans are included in average balances for yield computations.
(6)	Includes loans held for sale.
(7)	Daily averages are shown at amortized cost.
(8)	Includes restricted stock.

The net interest margin for the three and six month periods ended June 30, 2021 declined when compared with the comparable periods of 2020. The decline is due to high levels of loan re-finance activity, spurred by the Federal Reserve rate cuts in March 2020. Also impacted by the Federal Reserve rate cuts were investment opportunities in the bond market. Replacing matured and called securities and investing excess liquidity from customer deposits resulted in lower yields for taxable and nontaxable securities. Further, uncertainty surrounding the length of time that customer deposits, bolstered by federal stimulus aid, will remain with the Bank resulted in a higher balance in interest-bearing deposits, which provides the lowest yielding investment opportunity. The Company reacted to the Federal Reserve rate cuts by reducing offering rates on deposits. The Company’s yield on earning assets and cost of funds are largely dependent on the interest rate environment.

Fees and interest income from PPP loans helped increase the net interest margin. For the three months ended June 30, 2021, PPP loans increased average loans by $37,937, and provided $98 in interest and $344 in fee recognition. For the six months ended June 30, 2021, PPP loans increased average loans by $38,079 and provided $198 in interest and $894 in fee recognition. If PPP loans are excluded, the net interest margin for the three months ended June 30, 2021 would have been 2.60% and for the six months ended June 30, 2021 would have been 2.66%. Net deferred fees that will be recognized over the life of the PPP loans at June 30, 2021 were $1,591.

Provision and Allowance for Loan Losses

The provision for loan losses was $4 and $54 for the three and six month periods ended June 30, 2021, respectively, compared with $1,352 and $1,831 for the three and six month periods ended June 30, 2020, respectively. The provision for the three and six months ended June 30, 2020 was increased by the addition of a qualitative factor to reflect the impact of the beginning of the pandemic. This and other factors have improved significantly during 2021, resulting in lower provision in 2021. The provision for loan losses is the result of a detailed analysis to estimate an adequate allowance for loan losses. See “Asset Quality” for additional information.

.

Noninterest Income

	Three Months Ended
	June 30, 2021	June 30, 2020	Percent Change
Service charges on deposits	$471	$377	24.93%
Other service charges and fees	43	37	16.22%
Credit and debit card fees, net	479	386	24.09%
Trust fees	434	387	12.14%
BOLI income	210	219	(4.11)%
Gain on sale of mortgage loans	74	157	(52.87)%
Other income	230	120	91.67%
Realized securities gain, net	-	62	(100.00)%

	Six Months Ended
	June 30, 2021	June 30, 2020	Percent Change
Service charges on deposits	$940	$959	(1.98)%
Other service charges and fees	84	76	10.53%
Credit and debit card fees, net	913	692	31.94%
Trust fees	849	821	3.41%
BOLI income	416	440	(5.45)%
Gain on sale of mortgage loans	211	251	(15.94)%
Other income	857	559	53.31%
Realized securities gain, net	5	82	(93.90)%

Service charges on deposit accounts increased $94 when the three month periods ended June 30, 2021 and June 30, 2020 are compared, primarily due to increases in NSF and overdraft fee income and ATM fee income. When the six month periods ended June 30, 2021 and June 30, 2020 are compared, service charges on deposits decreased $19, primarily due to lower NSF and overdraft fee income. NSF and overdraft activity declined at the beginning of the COVID-19 pandemic in 2020 and has begun to increase in 2021.

Other service charges and fees increased $6 and $8 for the three and six month periods ended June 30, 2021 compared with the same periods ended June 30, 2020. Other service charges include charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees for letters of credit and the income earned from commissions on the sale of credit life, accident and health insurance.

Credit and debit card fees are presented net of interchange expense. Credit and debit card fees increased $93 and $221 for the three and six month periods ended June 30, 2021 when compared with the same periods last year. Credit and debit card fees are based on volume and other factors.

Income from trust fees increased $47 and $28 for the three and six month periods ended June 30, 2021 when compared with the same periods ended June 30, 2020. Trust income varies depending on the total assets held in trust accounts, the type of accounts under management and financial market conditions.

BOLI income decreased $9 and $24 when the three and six month periods ended June 30, 2021 and June 30, 2020 are compared. The Company purchased an additional $5 million in BOLI investments during June, 2021.

Gain on sale of mortgage loans decreased $83 and $40 when the three and six month periods ended June 30, 2021 and June 30, 2020 are compared. The Federal Reserve cut interest rates in March, 2020 in response to the pandemic, which spurred a high level of real estate refinance and purchase financing activity. This activity is beginning to normalize in 2021.

Other income includes revenue from investment and insurance sales, adjustments to partnership bases and other miscellaneous components. These areas fluctuate with market conditions and competitive factors. Other income increased $110 for the three month periods ended June 30, 2021 when compared with the same period ended June 30, 2020 due to increased commissions on securities sales, a one-time bonus payment from a vendor and an increase in dividends on a partnership investment. When the six month periods are compared, other income increased $298, primarily due to increased commissions on securities sales, dividends, a one-time commission and a one-time bonus payment.

The Company did not have a gain or loss on securities during the three months ended June 30, 2021, and realized a gain on securities of $5 during the six months ended June 30, 2021. During 2020, the Company realized a gain of $62 for the three months ended June 30, 2020 and $82 during the six month period ended June 30, 2020.

Noninterest Expense

	Three Months Ended
	June 30, 2021	June 30, 2020	Percent Change
Salaries and employee benefits	$3,952	$3,498	12.98%
Occupancy, furniture and fixtures	443	458	(3.28)%
Data processing and ATM	786	806	(2.48)%
FDIC assessment	93	40	132.50%
Net (gains on) costs of other real estate owned	1	(4)	125.00%
Franchise taxes	357	335	6.57%
Other operating expenses	815	944	(13.67)%

	Six Months Ended
	June 30, 2021	June 30, 2020	Percent Change
Salaries and employee benefits	$7,858	$7,371	6.61%
Occupancy, furniture and fixtures	931	908	2.53%
Data processing and ATM	1,564	1,597	(2.07)%
FDIC assessment	176	40	340.00%
Net costs of other real estate owned	38	18	111.11%
Franchise taxes	692	678	2.06%
Other operating expenses	1,724	1,932	(10.77)%

Total noninterest expense increased $370 or 6.09% when the three month periods ended June 30, 2021 and June 30, 2020 are compared, and increased $439 or 3.50% when the six month period ended June 30, 2021 is compared with the same period of 2020.

Salaries and employee benefits increased $454 when the three month periods ended June 30, 2021 and June 30, 2020 are compared and increased $487 when the six month period ended June 30, 2021 is compared with the same period in 2020. This expense category includes employee salaries, payroll taxes, insurance and fringe benefits, ESOP contribution accruals, the service component of net periodic pension cost, and salary continuation expenses. The service component of net periodic pension cost increased $248 when the three and six month periods ended June 30, 2021 and June 30, 2020 are compared.

Occupancy, furniture and fixtures expense decreased $15 when the three month periods ended June 30, 2021 and June 30, 2020 are compared, and increased $23 when the six month periods ended June 30, 2021 and June 30, 2020 are compared.

Data processing and ATM expense decreased $20 and $33 when the three and six month periods ended June 30, 2021 are compared with the same periods in 2020.

Federal Deposit Insurance (“FDIC”) assessment expense increased $53 and $136 when the three and six month periods ended June 30, 2021 are compared with the same periods of 2020. The FDIC assessment is accrued based on a method provided by the FDIC. The calculation is based on average assets divided by average tangible equity and incorporates risk-based factors to determine the amount of the assessment. During the third quarter of 2019, the FDIC notified the Bank that it was eligible to use small bank assessment credits. The credits fully offset the Bank’s September 30, 2019, December 31, 2019 and March 31, 2020 assessment payments, and partially offset the June 30, 2020 assessment.

Net costs of OREO increased $5 and $20 when the three and six month periods ended June 30, 2021 are compared with the same periods in 2020. The cost of OREO includes maintenance costs as well as valuation write-downs and gains and losses on the sale of properties. The expense varies with the number of properties, the maintenance required and changes in the real estate market. OREO properties are accounted for at fair value less cost to sell upon foreclosure and are thereafter periodically appraised to determine market value. Declines in market value are recognized through valuation expense.

Franchise tax expense increased $22 when the three month periods ended June 30, 2021 and June 30, 2020 are compared. Franchise tax expense increased $14 when the six month periods ended June 30, 2021 and June 30, 2020 are compared. Franchise tax is primarily based on capital levels of the subsidiary bank, and is also affected by investment levels in securities issued by U.S. government agencies.

The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs, postage, charitable donations, losses and other expenses. Other operating expense decreased $129 and $208 when the three and six month periods ended June 30, 2021 are compared with the same periods ended June 30, 2020. The decrease in other operating expense stemmed primarily from a lower non-service pension cost and cost control measures.

Income Tax

Income tax expense was $940 for the three months ended June 30, 2021 and $486 for the same period of 2020. For the six months ended June 30, 2021 and 2020, income tax expense was $1,949 and $1,288 respectively. The Company’s federal statutory tax rate is 21%. The Company’s effective tax rate was 16.93% and 17.21% for the three and six month periods ended June 30, 2021, compared with 14.01% and 15.61% for the three and six month periods ended June 30, 2020.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	June 30, 2021	December 31, 2020	Percent Change
Interest-bearing deposits	$131,629	$81,639	61.23%
Securities available for sale and restricted stock	575,087	474,934	21.09%
Loans, net	771,276	760,641	1.40%
Total assets	1,570,610	1,403,671	11.89%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$307,524	$248,392	23.81%
Interest-bearing demand deposits	779,321	669,383	16.42%
Savings deposits	182,121	158,334	15.02%
Time deposits	88,837	112,463	(21.01)%
Stockholders’ equity	192,477	195,768	(1.68)%

Securities

Securities available for sale are measured at fair value on a recurring basis. Market conditions at June 30, 2021 are reflected in the presentation of securities available for sale. While we do not expect significant changes in future judgements or methodologies used to determine the fair value of the securities portfolio, market volatility associated with the COVID-19 pandemic, or any future national or global concern, will impact the value of securities. Management regularly monitors the quality of the securities portfolio and closely follows the uncertainty in the economy and the volatility of financial markets.  The value of individual securities will be written down if the decline in fair value is considered to be other than temporary based upon the totality of circumstances. See Note 4: Securities for additional information.

Loans

	June 30, 2021	December 31, 2020	Percent Change
Real estate construction loans	$48,569	$42,266	14.91%
Consumer real estate loans	196,214	181,782	7.94%
Commercial real estate loans	404,636	393,115	2.93%
Commercial non real estate loans	73,522	78,771	(6.66)%
Public sector and IDA	52,370	40,983	27.78%
Consumer non real estate	31,895	33,110	(3.67)%
Less: unearned income and deferred fees and costs	(2,012)	(1,228)	63.84%
Loans, net of unearned income and deferred fees and costs	$805,194	$768,799	4.73%

The Company’s loans, net of unearned income and deferred fees and costs, increased $36,395 or 4.73% from $768,799 at December 31, 2020 to $805,194 at June 30, 2021. Real estate construction, consumer real estate, commercial real estate and public sector and IDA loans increased from December 31, 2020. Included in commercial non real estate loans are PPP loans of $31,514 at June 30, 2021 and $36,903 at December 31, 2020. Excluding PPP loans, commercial non real estate loans increased $141.

Deposits

	June 30, 2021	December 31, 2020	Percent Change
Noninterest-bearing demand deposits	$332,944	$276,793	20.29%
Interest-bearing demand deposits	838,254	763,293	9.82%
Saving deposits	190,094	167,475	13.51%
Time deposits	88,332	89,582	(1.40)%
Total deposits	$1,449,624	$1,297,143	11.76%

Total deposits increased $152,481 or 11.76% from $1,297,143 at December 31, 2020 to $1,449,624 at June 30, 2021. The increase is due in large part to government stimulus funds received by municipal depositors and other depositors. Deposits do not include any brokered deposits.

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse liquidity sources, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and FHLB advances. At June 30, 2021, the Bank did not have discount window borrowings, short-term borrowings, or FHLB advances.  To assure that short-term borrowing is readily available, the Company tests accessibility annually.

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

Regulatory capital levels at the subsidiary bank determine the Bank’s ability to use purchased deposits and the Federal Reserve discount window. At June 30, 2021, the Bank is considered well capitalized and does not have any restrictions on purchased deposits or borrowing ability at the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments, loan growth and share repurchase activity within the Company’s own stock. At June 30, 2021, the Company’s liquidity is sufficient to meet projected trends in these areas.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At June 30, 2021, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own target range of 65% to 75%. At June 30, 2021, the loan to deposit ratio was 55.55%. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

The Company’s liquidity position was strong prior to the COVID-19 pandemic and has increased due to government stimulus payments received by depositors. Further, securities with an amortized cost of $1,289 will mature within one year or less, and up to $116,909 may be called. The Company continues to monitor liquidity as the impact of the pandemic evolves.

Capital Resources

Total stockholders’ equity at June 30, 2021 was $191,235, a decrease of $9,372 or 4.67%, from the $200,607 at December 31, 2020. Shareholders equity was impacted by payment of $4,319 in dividends and $9,354 in share repurchases. The Company repurchased 261,962 shares under a program approved by the Company’s Board of Directors on May 13, 2020 for up to 1,000,000 shares. On May 12, 2021, the Board of Directors approved the repurchase of up to 1,000,000 additional shares of the Company’s common stock. The authorization began June 1, 2021 and expires May 31, 2022.

The Company’s subsidiary bank is subject to various capital requirements administered by banking agencies. Risk based capital ratios for the Bank are shown in the following tables.

	NBB	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservation Buffer
Common Equity Tier I Capital Ratio	18.69%	4.50%	7.00%
Tier I Capital Ratio	18.69%	6.00%	8.50%
Total Capital Ratio	19.54%	8.00%	10.50%
Leverage Ratio	11.54%	4.00%	4.00%

Risk-based capital ratios are calculated in compliance with FDIC rules based on Basel III capital requirements. Banks are subject to an additional capital conservation buffer in order to make capital distributions or discretionary bonus payments. The Bank’s ratios are well above the required minimums and the capital conservation buffer at June 30, 2021.

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

The Company sells mortgages on the secondary market. Our agreement with the purchaser provides for strict underwriting and documentation requirements. Violation of the representations and warranties of the agreement would entitle the purchaser to recourse provisions. The Company has determined that its risk in this area is not significant because of a low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of June 30, 2021. To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit.

There were no material changes in off-balance sheet arrangements during the six months ended June 30, 2021, except for normal seasonal fluctuations in the total of mortgage loan commitments.

Contractual Obligations

The Company had no finance lease or purchase obligations and no long-term debt at June 30, 2021.

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

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2021 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

Share repurchase activity during the six months ended June 30, 2021 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Number of Shares that May Yet Be Purchased Under the Program(1)
April 1, 2021 – April 30, 2021	88,530	$35.81	88,530	742,084
May 1, 2021 – May 31, 2021	61,600	35.61	61,600	680,484
June 1, 2021 – June 30, 2021	-	-	-	1,000,000
Total during second quarter 2021	150,130	$35.48	150,130

(1)  In May 2020, the Company announced the Board of Directors had authorized a 1,000,000 share repurchase program. The authorization began June 1, 2020 and expired May 31, 2021. In May 2021, the Company announced the Board of Directors had authorized a 1,000,000 share repurchase program. The authorization began June 1, 2021 and expires May 31, 2022. The Company’s share repurchase program does not obligate it to acquire any specific number of shares.

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
+101

The following materials from National Bankshares, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2021 are formatted in iXBRL (Inline Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets at June 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Income for the three and six month periods ended June 30, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2021 and 2020; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements.

Filed herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

Date: August 13, 2021	/s/ F. Brad Denardo
F. Brad Denardo Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2021	/s/ David K. Skeens
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)