Form 10-Q
period 2021-09-30
NATIONAL BANKSHARES INC
filed 2021-11-10
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Outstanding shares of common stock at November 9, 2021 6,087,758

NATIONAL BANKSHARES, INC.

Form 10-Q

Part I

Item 1. Financial Statements	Financial Information
National Bankshares, Inc.
Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
(in thousands, except share and per share data)	2021	2020
Assets
Cash and due from banks	$11,728	$13,147
Interest-bearing deposits	118,863	120,725
Securities available for sale, at fair value	641,486	546,742
Restricted stock, at cost	845	1,279
Loans held for sale	235	866
Loans:
Loans, net of unearned income and deferred fees and costs	797,494	768,799
Less allowance for loan losses	(7,698)	(8,481)
Loans, net	789,796	760,318
Premises and equipment, net	9,823	10,035
Accrued interest receivable	5,161	5,028
Other real estate owned, net	957	1,553
Goodwill	5,848	5,848
Bank-owned life insurance	42,108	36,444
Other assets	17,181	17,688
Total assets	$1,644,031	$1,519,673

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$328,893	$276,793
Interest-bearing demand deposits	819,730	763,293
Savings deposits	201,656	167,475
Time deposits	82,455	89,582
Total deposits	1,432,734	1,297,143
Accrued interest payable	46	56
Other liabilities	20,398	21,867
Total liabilities	1,453,178	1,319,066
Commitments and contingencies
Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding 6,096,958 at September 30, 2021 and 6,432,020 shares at December 31, 2020	7,621	8,040
Retained earnings	188,693	189,547
Accumulated other comprehensive income (loss), net	(5,461)	3,020
Total stockholders' equity	190,853	200,607
Total liabilities and stockholders' equity	$1,644,031	$1,519,673

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Income

Three Months Ended September 30, 2021 and 2020

(Unaudited)

(in thousands, except share and per share data)	September 30, 2021	September 30, 2020
Interest Income
Interest and fees on loans	$9,088	$8,606
Interest on interest-bearing deposits	56	17
Interest on securities – taxable	2,043	1,572
Interest on securities – nontaxable	469	513
Total interest income	11,656	10,708

Interest Expense
Interest on time deposits	61	395
Interest on other deposits	658	1,025
Total interest expense	719	1,420
Net interest income	10,937	9,288
Provision for (recovery of) loan losses	(392)	154
Net interest income after provision for (recovery of) loan losses	11,329	9,134

Noninterest Income
Service charges on deposit accounts	548	471
Other service charges and fees	50	37
Credit and debit card fees, net	460	339
Trust income	433	423
BOLI income	248	219
Gain on sale of mortgage loans	76	165
Other income	177	258
Realized securities gain, net	-	14
Total noninterest income	1,992	1,926

Noninterest Expense
Salaries and employee benefits	3,909	3,511
Occupancy, furniture and fixtures	447	452
Data processing and ATM	728	799
FDIC assessment	120	87
Net costs of other real estate owned	11	18
Franchise taxes	367	331
Other operating expenses	785	922
Total noninterest expense	6,367	6,120
Income before income taxes	6,954	4,940
Income tax expense	1,202	772
Net Income	$5,752	$4,168
Basic net income per common share	$0.94	$0.64
Fully diluted net income per common share	$0.94	$0.64
Weighted average number of common shares outstanding, basic and diluted	6,142,538	6,489,574
Dividends declared per common share	-	-

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Comprehensive Income

Three Months Ended September 30, 2021 and 2020

(Unaudited)

	September 30,	September 30,
(in thousands)	2021	2020
Net Income	$5,752	$4,168

Other Comprehensive Income (Loss), Net of Tax
Unrealized holding gain (loss) on available for sale securities net of tax of ($905) and $601 for the periods ended September 30, 2021 and September 30, 2020, respectively	(3,403)	2,256
Reclassification adjustment for gain included in net income, net of tax of ($3) for the period ended September 30, 2020	-	(11)
Other comprehensive income (loss), net of tax	(3,403)	2,245
Total Comprehensive Income	$2,349	$6,413

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Income

Nine Months Ended September 30, 2021 and 2020

(Unaudited)

(in thousands, except share and per share data)	September 30, 2021	September 30, 2020
Interest Income
Interest and fees on loans	$26,104	$25,491
Interest on interest-bearing deposits	123	248
Interest on securities – taxable	5,736	5,791
Interest on securities – nontaxable	1,472	1,316
Total interest income	33,435	32,846

Interest Expense
Interest on time deposits	223	1,476
Interest on other deposits	2,185	3,338
Total interest expense	2,408	4,814
Net interest income	31,027	28,032
Provision for (recovery of) loan losses	(338)	1,985
Net interest income after provision for (recovery of) loan losses	31,365	26,047

Noninterest Income
Service charges on deposit accounts	1,488	1,430
Other service charges and fees	134	113
Credit and debit card fees, net	1,373	1,031
Trust income	1,282	1,244
BOLI income	664	659
Gain on sale of mortgage loans	287	416
Other income	1,034	817
Realized securities gain, net	5	96
Total noninterest income	6,267	5,806

Noninterest Expense
Salaries and employee benefits	11,767	10,882
Occupancy, furniture and fixtures	1,378	1,360
Data processing and ATM	2,292	2,396
FDIC assessment	296	127
Net costs of other real estate owned	49	36
Franchise taxes	1,059	1,009
Other operating expenses	2,509	2,854
Total noninterest expense	19,350	18,664
Income before income taxes	18,282	13,189
Income tax expense	3,151	2,060
Net Income	$15,131	$11,129
Basic net income per common share	$2.42	$1.71
Fully diluted net income per common share	$2.42	$1.71
Weighted average number of common shares outstanding, basic and diluted	6,253,796	6,489,574
Dividends declared per common share	$0.70	$0.67

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Comprehensive Income

Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	September 30,	September 30,
(in thousands)	2021	2020
Net Income	$15,131	$11,129

Other Comprehensive Income (Loss), Net of Tax
Unrealized holding gain (loss) on available for sale securities net of tax of ($2,254) and $3,127 for the periods ended September 30, 2021 and September 30, 2020, respectively	(8,477)	11,763
Reclassification adjustment for gain included in net income, net of tax of ($1) and ($20), for the periods ended September 30, 2021 and September 30, 2020, respectively	(4)	(76)
Other comprehensive income (loss), net of tax	(8,481)	11,687
Total Comprehensive Income	$6,650	$22,816

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three Months Ended September 30, 2021 and 2020

(in thousands except share data)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at June 30, 2020	$8,112	$186,733	$936	$195,781
Net income	-	4,168	-	4,168
Other comprehensive income, net of tax of $598	-	-	2,245	2,245
Balances at September 30, 2020	$8,112	$190,901	$3,181	$202,194

Balances at June 30, 2021	$7,713	$185,580	$(2,058)	$191,235
Net income	-	5,752	-	5,752
Common stock repurchased, 73,100 shares	(92)	(2,639)	-	(2,731)
Other comprehensive loss, net of tax of ($905)	-	-	(3,403)	(3,403)
Balances at September 30, 2021	$7,621	$188,693	$(5,461)	$190,853

See accompanying notes to consolidated financial statements.

Nine Months Ended September 30, 2021 and 2020

(in thousands except per share and share data)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2019	$8,112	$184,120	$(8,506)	$183,726
Net income	-	11,129	-	11,129
Dividends $0.67 per share	-	(4,348)	-	(4,348)
Other comprehensive income, net of tax of $3,107	-	-	11,687	11,687
Balances at September 30, 2020	$8,112	$190,901	$3,181	$202,194

Balances at December 31, 2020	$8,040	$189,547	$3,020	$200,607
Net income	-	15,131	-	15,131
Common stock repurchased, 335,062 shares	(419)	(11,666)	-	(12,085)
Dividends $0.70 per share	-	(4,319)	-	(4,319)
Other comprehensive loss, net of tax of ($2,255)	-	-	(8,481)	(8,481)
Balances at September 30, 2021	$7,621	$188,693	$(5,461)	$190,853

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	September 30,	September 30,
(in thousands)	2021	2020
Cash Flows from Operating Activities
Net income	$15,131	$11,129
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	(338)	1,985
Depreciation of bank premises and equipment	484	529
Amortization of premiums and accretion of discounts, net	1,266	1,016
Gain on disposal of fixed assets	-	(2)
Gain on sales and calls of securities available for sale, net	(5)	(96)
Loss (gain) and write-down on other real estate owned, net	25	(13)
Loss on sale of repossessed assets, net	-	1
Increase in cash value of bank-owned life insurance	(664)	(659)
Origination of mortgage loans held for sale	(13,320)	(27,929)
Proceeds from sale of mortgage loans held for sale	14,238	25,560
Gain on sale of mortgage loans held for sale	(287)	(416)
Net change in:
Accrued interest receivable	(133)	(953)
Other assets	1,293	(136)
Accrued interest payable	(10)	(58)
Other liabilities	(1)	192
Net cash provided by operating activities	17,679	10,150

Cash Flows from Investing Activities
Net change in interest-bearing deposits	1,862	8,102
Proceeds from calls, principal payments, sales and maturities of securities available for sale	46,887	116,567
Purchase of securities available for sale	(153,627)	(154,781)
Net change in restricted stock	434	(59)
Purchase of loan participations	(20,544)	(4,273)
Collection of loan participations	3,759	122
Loan originations and principal collections, net	(12,661)	(63,695)
Proceeds from sale of other real estate owned	621	72
Proceeds from sale of repossessed assets	11	30
Recoveries on loans charged off	245	219
Purchase of bank-owned life insurance	(5,000)	-
Proceeds from sale and purchases of premises and equipment, net	(272)	(1,632)
Net cash used in investing activities	(138,285)	(99,328)

 (continued)

Cash Flows from Financing Activities
Net change in time deposits	(7,127)	(25,020)
Net change in other deposits	142,718	118,849
Common stock repurchased	(12,085)	-
Cash dividends paid	(4,319)	(4,348)
Net cash provided by financing activities	119,187	89,481
Net change in cash and due from banks	(1,419)	303
Cash and due from banks at beginning of period	13,147	10,290
Cash and due from banks at end of period	$11,728	$10,593

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits	$2,418	$4,872
Income taxes paid	2,150	2,785

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for loan losses	$690	$639
Loans transferred to OREO	50	-
Loans transferred to repossessed assets	11	4
Unrealized gain (loss) on securities available for sale	(10,736)	14,794
Lease liabilities arising from obtaining right-of-use assets	-	23

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited)

$ in thousands, except per share data

Note 1: General

The consolidated financial statements of National Bankshares, Inc. (“NBI”) and its wholly-owned subsidiaries, The National Bank of Blacksburg (the “Bank” or “NBB”) and National Bankshares Financial Services, Inc. (“NBFS”) (collectively, the “Company”), conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three and nine month periods ended September 30, 2021 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to the consolidated financial statements included in the Company’s 2020 Form 10-K.  The Company posts all reports required to be filed under the Securities Exchange Act of 1934 on its web site at www.nationalbankshares.com.

Reclassifications

Certain amounts reported in prior years have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the Company’s results of operations, financial position, or net cash flow.

Risks and Uncertainties

Since the beginning of 2020, the COVID-19 pandemic and efforts to reduce its spread have caused significant disruptions in the U.S. economy and negatively impacted financial activity in the Company’s market. The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. Some measures appear to indicate a positive trajectory, however if the pandemic escalates, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. While it is not possible to know the full extent of the impact COVID-19 will have on the Company’s operations, the Company is disclosing potentially material items of which it is aware.

Financial position and results of operations

During 2020, the pandemic led to declines in two key income categories: interest income and overdraft fee income. Interest income was impacted by modification requests and by a decreased interest rate environment. During the first nine months of 2021, the number of modification requests that reduce interest income vastly decreased, though loan refinance and securities call activity spurred by the low interest rates continue to impact interest income, with reinvestment opportunities at lower rates. If the pandemic’s evolution brings new or worsened economic impacts, these income categories and others may be negatively affected.

Lending operations, accommodations to borrowers and credit risk

The Company has worked with customers directly affected by COVID-19, providing short-term assistance in accordance with the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Consolidated Appropriations Act (“CAA”) and regulatory guidelines. Assistance included providing payment extensions, periods of interest only payments to otherwise amortizing loans, and interest rate reductions. Pandemic-related modification requests have greatly subsided and as of September 30, 2021, there were no loans remaining in a temporarily modified state for COVID-19 relief.

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

The Company provided loans through the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”). Loans funded through the program to qualifying borrowers carry the expectation that the SBA will either pay off the loans and forgive the borrower’s debt, or guarantee the loans until the borrower pays off the debt. The loans bear a contractual interest rate of 1%, bolstered by an origination fee to be recognized over the life of the loan. Loans that are forgiven or paid off prior to maturity result in recognition of the outstanding origination fee at the date of forgiveness or payoff. The Company has assisted local businesses through the PPP by providing 1,259 loans totaling $83,023 since the program’s inception in April of 2020. To date, 1,039 PPP loans with original balances totaling $70,228 have been forgiven or paid off. As of September 30, 2021, the Company held $12,086 in PPP loans, net of deferred fees and costs. The company expects that the remaining loans will be forgiven by the SBA in accordance with the terms of the program, and that any remaining balances will be fully guaranteed by the SBA. Should those circumstances change, the Company could be required to establish additional allowance for loan loss through provision for loan loss charged to earnings.

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

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.The Company has three participation loans that references LIBOR and is working with the primary banks to determine appropriate actions. The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for this loan.

In August 2021, the FASB issued ASU 2021-06, “'Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. This ASU incorporates recent SEC rule changes into the FASB Codification, including SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants”. The ASU is effective upon addition to the FASB Codification. The Company does not expect the adoption of ASU 2021-06 to have a material impact on its consolidated financial statements.

Note 2: Loan Portfolio

The loan portfolio, excluding loans held for sale, was comprised of the following.

	September 30, 2021	December 31, 2020
Real estate construction	$50,883	$42,266
Consumer real estate	204,880	181,782
Commercial real estate	403,840	393,115
Commercial non real estate	59,082	78,771
Public sector and IDA	48,345	40,983
Consumer non real estate	31,576	33,110
Gross loans	798,606	770,027
Less unearned income and deferred fees and costs	(1,112)	(1,228)
Loans, net of unearned income and deferred fees and costs	$797,494	$768,799

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

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts will not be collected when due according to the contractual terms of the loan agreement. Impaired loans are those loans that have been modified in a troubled debt restructuring (“TDR”) as well as larger, usually non-homogeneous loans that exhibit payment history or financial status that indicate that collection probably will not occur when due according to the loan’s terms.

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

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows.

	Activity in the Allowance for Loan Losses for the Nine Months Ended September 30, 2021
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2020	$503	$2,165	$3,853	$670	$339	$555	$396	$8,481
Charge-offs	-	(13)	-	(526)	-	(151)	-	(690)
Recoveries	-	19	86	31	-	109	-	245
Provision for (recovery of) loan losses	(5)	(203)	(776)	743	(27)	(39)	(31)	(338)
Balance, September 30, 2021	$498	$1,968	$3,163	$918	$312	$474	$365	$7,698

	Activity in the Allowance for Loan Losses for the Nine Months Ended September 30, 2020
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2019	$400	$1,895	$2,559	$555	$478	$650	$326	$6,863
Charge-offs	-	(62)	(15)	(372)	-	(190)	-	(639)
Recoveries	-	18	53	6	-	142	-	219
Provision for (recovery of) loan losses	24	311	1,047	510	53	(5)	45	1,985
Balance, September 30, 2020	$424	$2,162	$3,644	$699	$531	$597	$371	$8,428

	Activity in the Allowance for Loan Losses for the Year Ended December 31, 2020
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2019	$400	$1,895	$2,559	$555	$478	$650	$326	$6,863
Charge-offs	-	(85)	(15)	(372)	-	(248)	-	(720)
Recoveries	-	18	145	9	-	175	-	347
Provision for (recovery of) loan losses	103	337	1,164	478	(139)	(22)	70	1,991
Balance, December 31, 2020	$503	$2,165	$3,853	$670	$339	$555	$396	$8,481

	Allowance for Loan Losses as of September 30, 2021
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	498	1,968	3,163	918	312	474	365	7,698
Total	$498	$1,968	$3,163	$918	$312	$474	$365	$7,698

	Allowance for Loan Losses as of December 31, 2020
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Individually evaluated for impairment	$-	$2	$-	$73	$-	$-	$-	$75
Collectively evaluated for impairment	503	2,163	3,853	597	339	555	396	8,406
Total	$503	$2,165	$3,853	$670	$339	$555	$396	$8,481

	Loans as of September 30, 2021
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Total
Individually evaluated for impairment	$-	$192	$5,583	$308	$-	$1	$6,084
Collectively evaluated for impairment	50,883	204,688	398,257	58,774	48,345	31,575	792,522
Total	$50,883	$204,880	$403,840	$59,082	$48,345	$31,576	$798,606

	Loans as of December 31, 2020
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Total
Individually evaluated for impairment	$-	$194	$3,856	$851	$-	$2	$4,903
Collectively evaluated for impairment	42,266	181,588	389,259	77,920	40,983	33,108	765,124
Total	$42,266	$181,782	$393,115	$78,771	$40,983	$33,110	$770,027

A summary of ratios for the allowance for loan losses follows.

	As of and for the
	Nine Months Ended September 30,		Year Ended December 31,
	2021	2020	2020
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees and costs(1)	0.97%	1.05%	1.10%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees and costs(2)	0.08%	0.07%	0.05%

(1)

The ratio of the allowance for loan losses to the end of period loans, net of unearned income and deferred fees and costs at September 30, 2021, December 31, 2020 and September 30, 2020 includes government-guaranteed SBA PPP loans, which do not require an allowance for loan losses. Excluding the PPP loans, the ratio would be 0.98% at September 30, 2021, 1.16% at December 31, 2020 and 1.13% at September 30, 2020.

(2)	Net charge-offs are on an annualized basis.

A summary of nonperforming assets follows.

	September 30,		December 31,
	2021	2020	2020
Nonperforming assets:
Nonaccrual loans	$39	$736	$846
Restructured loans in nonaccrual	3,075	2,866	2,839
Total nonperforming loans	3,114	3,602	3,685
Other real estate owned, net	957	1,553	1,553
Total nonperforming assets	$4,071	$5,155	$5,238
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.51%	0.64%	0.68%
Ratio of allowance for loan losses to nonperforming loans(1)	247.21%	233.98%	230.15%

(1)	The Company defines nonperforming loans as nonaccrual loans and restructured loans that are nonaccrual. Loans 90 days past due and still accruing and accruing restructured loans are excluded.

A summary of loans past due 90 days or more and impaired loans follows.

	September 30,		December 31,
	2021	2020	2020
Loans past due 90 days or more and still accruing	$62	$236	$17
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees and costs	0.01%	0.03%	0.00%
Accruing restructured loans	$3,009	$1,426	$1,410
Impaired loans:
Impaired loans with no valuation allowance	$6,084	$3,939	$3,858
Impaired loans with a valuation allowance	-	1,056	1,045
Total impaired loans	$6,084	$4,995	$4,903
Valuation allowance	-	(104)	(75)
Impaired loans, net of allowance	$6,084	$4,891	$4,828
Average recorded investment in impaired loans(1)	$6,108	$5,227	$5,093
Interest income recognized on impaired loans, after designation as impaired	$175	$49	$54
Amount of income recognized on a cash basis	$-	$-	$-

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

No interest income was recognized on nonaccrual loans for the nine months ended September 30, 2021 or September 30, 2020 or for the year ended December 31, 2020.

A detailed analysis of investment in impaired loans and associated reserves, segregated by loan class follows.

	Impaired Loans as of September 30, 2021
	Principal Balance	Total Recorded Investment(1)	Recorded Investment(1) for Which There is No Related Allowance	Recorded Investment(1) for Which There is a Related Allowance	Related Allowance
Consumer Real Estate(2)
Investor-owned residential real estate	$192	$192	$192	$-	$-
Commercial Real Estate(2)
Commercial real estate, owner-occupied	3,481	2,861	2,861	-	-
Commercial real estate, other	2,722	2,722	2,722	-	-
Commercial Non Real Estate(2)
Commercial and industrial	313	308	308	-	-
Consumer Non Real Estate(2)
Automobile	1	1	1	-	-
Total	$6,709	$6,084	$6,084	$-	$-

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	Impaired Loans as of December 31, 2020
	Principal Balance	Total Recorded Investment(1)	Recorded Investment(1) for Which There is No Related Allowance	Recorded Investment(1) for Which There is a Related Allowance	Related Allowance
Consumer Real Estate(2)
Investor-owned residential real estate	$194	$194	$-	$194	$2
Commercial Real Estate(2)
Commercial real estate, owner occupied	3,752	3,202	3,202	-	-
Commercial real estate, other	654	654	654	-	-
Commercial Non-Real Estate(2)
Commercial and industrial	851	851	-	851	73
Consumer Non-Real Estate(2)
Automobile	2	2	2	-	-
Total	$5,453	$4,903	$3,858	$1,045	$75

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

The following tables show the average recorded investment and interest income recognized for impaired loans.

	For the Nine Months Ended September 30, 2021
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Investor-owned residential real estate	$193	$9
Commercial Real Estate(2)
Commercial real estate, owner occupied	2,866	72
Commercial real estate, other	2,724	83
Commercial Non Real Estate(2)
Commercial and industrial	324	11
Consumer Non Real Estate(2)
Automobile	1	-
Total	$6,108	$175

	For the Year Ended December 31, 2020
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Investor-owned residential real estate	$196	$13
Commercial Real Estate(2)
Commercial real estate, owner occupied	3,217	19
Commercial real estate, other	790	-
Commercial Non-Real Estate(2)
Commercial and industrial	887	22
Consumer Non-Real Estate(2)
Automobile	3	-
Total	$5,093	$54

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

An analysis of past due and nonaccrual loans follows.

September 30, 2021
	30 – 89 Days Past Due and Accruing	90 or More Days Past Due	90 or More Days Past Due and Accruing	Nonaccruals(2)
Real Estate Construction(1)
Construction, other	$115	$-	$-	$-
Consumer Real Estate(1)
Equity lines	29	-	-	-
Residential closed-end first liens	489	39	39	-
Investor-owned residential real estate	102	-	-	-
Commercial Real Estate(1)		-	-	-
Commercial real estate, owner-occupied	147	445	-	2,767
Commercial real estate, other	-	-	-	-
Commercial Non Real Estate(1)
Commercial and industrial	29	318	10	347
Consumer Non Real Estate(1)
Credit cards	3	1	1	-
Automobile	91	-	-	-
Other consumer loans	218	12	12	-
Total	$1,223	$815	$62	$3,114

(1)	Only classes with past-due or nonaccrual loans are shown.
(2)	Includes current and past due loans in nonaccrual status. Includes impaired loans in nonaccrual status.

December 31, 2020
	30 – 89 Days Past Due and Accruing	90 or More Days Past Due	90 or More Days Past Due and Accruing	Nonaccruals(2)
Consumer Real Estate(1)
Residential closed-end first liens	$365	$62	$-	$62
Investor-owned residential real estate	106	-	-	-
Commercial Real Estate(1)
Commercial real estate, owner occupied	15	571	-	2,941
Commercial real estate, other	-	654	-	654
Commercial Non-Real Estate(1)
Commercial and industrial	730	27	-	28
Consumer Non-Real Estate(1)
Credit cards	7	3	3	-
Automobile	144	1	1	-
Other consumer loans	130	13	13	-
Total	$1,497	$1,331	$17	$3,685

(1)	Only classes with past-due or nonaccrual loans are shown.
(2)	Includes current and past due loans in nonaccrual status. Includes impaired loans in nonaccrual status.

The following displays collectively-evaluated loans by credit quality indicator.

September 30, 2021
	Pass(1)	Special Mention(1)	Classified(1)
Real Estate Construction
Construction, 1-4 family residential	$10,498	$-	$-
Construction, other	40,385	-	-
Consumer Real Estate
Equity lines	13,962	-	-
Closed-end first liens	106,806	-	284
Closed-end junior liens	2,773	-	-
Investor-owned residential real estate	80,244	619	-
Commercial Real Estate
Multifamily residential real estate	106,368	-	-
Commercial real estate owner-occupied	137,965	-	36
Commercial real estate, other	150,131	3,757	-
Commercial Non Real Estate
Commercial and industrial	58,726	-	48
Public Sector and IDA
States and political subdivisions	48,345	-	-
Consumer Non Real Estate
Credit cards	4,270	-	-
Automobile	11,653	-	-
Other consumer	15,528	-	124
Total	$787,654	$4,376	$492

(1)	Excludes impaired, if any.

The following displays collectively-evaluated loans by credit quality indicator.

December 31, 2020
	Pass(1)	Special Mention(1)	Classified(1)
Real Estate Construction
Construction, 1-4 family residential	$8,195	$-	$-
Construction, other	34,071	-	-
Consumer Real Estate
Equity lines	13,903	-	-
Residential closed-end first liens	92,241	66	284
Residential closed-end junior liens	3,003	-	-
Investor-owned residential real estate	71,450	641	-
Commercial Real Estate
Multifamily residential real estate	87,455	265	-
Commercial real estate owner-occupied	146,900	543	140
Commercial real estate, other	147,436	6,520	-
Commercial Non-Real Estate
Commercial and industrial	77,892	-	28
Public Sector and IDA
States and political subdivisions	40,983	-	-
Consumer Non-Real Estate
Credit cards	4,665	-	-
Automobile	12,024	-	6
Other consumer	16,398	-	15
Total	$756,616	$8,035	$473

(1)	Excludes impaired, if any.

Determination of risk ratings was completed for the portfolio as of September 30, 2021 and December 31, 2020. For detail on determination of risk ratings, please refer to the Company’s 2020 Form 10-K, Note 1: Summary of Significant Accounting Policies and Note 5: Allowance for Loan Losses, Nonperforming Assets and Impaired Loans.

TDRs

Total TDRs amounted to $6,084 at September 30, 2021, $4,249 at December 31, 2020, and $4,292 at September 30, 2020. All of the Company’s TDR loans are fully funded and no further increase in credit is available.

TDRs Designated During the Reporting Period

The Company did not designate any loans as TDR during the three months ended September 30, 2021.

During the nine months ended September 30, 2021 the Company designated three loans as a TDR. The restructuring of the commercial real estate owner-occupied loan provided cash flow relief to the borrower by shifting the payment structure from interest-only to amortizing and reducing the interest rate. The restructurings of the two other commercial real estate loans provided cash flow relief by re-amortizing the loans over a longer period and reducing the interest rate. No principal or interest was forgiven. The impairment measurement for all three loans at September 30, 2021 was based upon the collateral method and did not result in a specific allocation.

The following table presents restructurings by class that occurred during the nine month period ended September 30, 2021.

	Restructurings That Occurred During the Nine Months Ended September 30, 2021
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Commercial Real Estate
Commercial real estate owner-occupied	1	$102	$102
Commercial real estate, other	2	2,724	2,724
Total	3	$2,826	$2,826

The Company did not modify any loans in TDRs during the three or nine month periods ended September 30, 2020.

Defaulted TDRs

The Company analyzed its TDR portfolio for loans that defaulted during the three and nine month periods ended September 30, 2021 and September 30, 2020, and that were modified within 12 months prior to default. The Company designates three circumstances that indicate default: one or more payments that occur more than 90 days past the due date, charge-off, or foreclosure after the date of restructuring.

Of the Company’s TDRs at September 30, 2021 and September 30, 2020, none of the defaulted TDRs were modified within 12 months prior to default. All of the defaulted TDRs were in nonaccrual status as of September 30, 2021 and September 30, 2020.

Note 4: Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type are as follows.

	September 30, 2021
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$220,372	$3,062	$3,243	$220,191
States and political subdivisions	196,518	4,970	2,181	199,307
Mortgage-backed securities	215,661	3,284	193	218,752
Corporate debt securities	3,004	259	27	3,236
Total securities available for sale	$635,555	$11,575	$5,644	$641,486

	December 31, 2020
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$86,859	$4,477	$173	$91,163
States and political subdivisions	196,435	7,778	252	203,961
Mortgage-backed securities	244,780	4,473	78	249,175
Corporate debt securities	2,001	442	-	2,443
Total securities available for sale	$530,075	$17,170	$503	$546,742

The amortized cost and fair value of single maturity securities available for sale at September 30, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity.

	September 30, 2021
	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$1,864	$1,902
Due after one year through five years	8,722	8,785
Due after five years through ten years	264,217	265,751
Due after ten years	360,752	365,048
Total securities available for sale	$635,555	$641,486

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows.

	September 30, 2021
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$156,418	$3,190	$944	$53
States and political subdivisions	71,912	1,868	9,026	313
Mortgage-backed securities	10,229	46	5,146	147
Corporate debt securities	976	27	-	-
Total	$239,535	$5,131	$15,116	$513

	December 31, 2020
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$28,798	$173	$-	$-
States and political subdivisions	32,353	249	635	3
Mortgage-backed securities	8,816	76	4,060	2
Total	$69,967	$498	$4,695	$5

The Company has 229 securities with a fair value of $254,651 that are temporarily impaired at September 30, 2021.  The total unrealized loss on these securities is $5,644. Of the temporarily impaired securities, 10 securities with a fair value of $15,116 and an unrealized loss of $513 have been in a continuous loss position for twelve months or more. The Company determined that these 10 securities are temporarily impaired at September 30, 2021 for the reasons set out below.

U.S. Government agencies and corporations. The unrealized loss of $53 on US Government agency securities stemmed from one security with a fair value of $944. The unrealized loss was caused by interest rate and market fluctuations. The contractual terms of the investment do not permit the issuers to settle the securities at a price less than the cost basis of the investments. The Company is monitoring bond market trends to develop strategies to address unrealized losses. Because the Company does not intend to sell the investment and it is not likely that the Company will be required to sell the investment before recovery of the amortized cost basis, which may be at maturity, the Company does not consider the investment to be other-than-temporarily impaired.

States and political subdivisions. The unrealized loss of $313 on state and political subdivision securities stemmed from six securities with a fair value of $9,026. The Company reviewed financial statements and cash flows for each of the securities in a continuous loss position for more than 12 months. The Company’s analysis determined that the unrealized losses are primarily the result of interest rate and market fluctuations and not associated with impaired financial status. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. The Company is monitoring bond market trends to develop strategies to address unrealized losses. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of amortized cost basis, which may be at maturity, the Company does not consider the investments to be other-than-temporarily impaired.

Mortgage-backed securities. The unrealized loss of $147 on mortgage-backed securities stemmed from three securities with a fair value of $5,146. The unrealized loss was caused by interest rate and market fluctuations. The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of its amortized cost basis, which may be at maturity, the Company does not consider the investments to be other-than-temporarily impaired.

Restricted Stock.

The Company held restricted stock of $845 as of September 30, 2021 and $1,279 at December 31, 2020. Restricted stock is reported separately from available for sale securities. As a member bank of the Federal Reserve system and the Federal Home Loan Bank of Atlanta (“FHLB”), NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital, current borrowings, and a percentage of qualifying assets. The correspondents provide calculations that require NBB to purchase or sell stock back to the correspondents. The stock is held by member institutions only and is not actively traded.

Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. In addition to dividends, NBB also benefits from its membership with FHLB through eligibility to borrow from the FHLB, using as collateral NBB’s capital stock investment in the FHLB and qualifying NBB real estate mortgage loans totaling $596,772 at September 30, 2021. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at September 30, 2021, management did not determine any impairment.

Management regularly monitors the credit quality of the investment portfolio. Changes in ratings are noted and follow-up research on the issuer is undertaken when warranted. Management intends to carefully monitor any changes in bond quality.

Note 5: Defined Benefit Plan

Components of Net Periodic Benefit Cost:

	Pension Benefits
	Three Months Ended September 30,
	2021	2020
Service cost	$361	$270
Interest cost	184	205
Expected return on plan assets	(555)	(420)
Amortization of prior service cost	(3)	(27)
Recognized net actuarial loss	208	177
Net periodic benefit cost	$195	$205

	Pension Benefits
	Nine Months Ended September 30,
	2021	2020
Service cost	$1,083	$810
Interest cost	552	615
Expected return on plan assets	(1,665)	(1,260)
Amortization of prior service cost	(9)	(81)
Recognized net actuarial loss	624	531
Net periodic benefit cost	$585	$615

The service cost component of net periodic benefit cost is included in salaries and employee benefits expense in the consolidated statements of income. All other components are included in other noninterest expense in the consolidated statements of income. For the nine months ended September 30, 2021, the Company did not make a contribution to the defined benefit plan.

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

Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Accounting guidance for fair value excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Consequently, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company as of September 30, 2021 and December 31, 2020.

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020.

		Fair Value Measurements at September 30, 2021 Using
Description	Balance as of September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$220,191	$-	$220,191	$-
States and political subdivisions	199,307	-	199,307	-
Mortgage-backed securities	218,752	-	218,752	-
Corporate debt securities	3,236	-	3,236	-
Total securities available for sale	$641,486	$-	$641,486	$-

		Fair Value Measurements at December 31, 2020 Using
Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$91,163	$-	$91,163	$-
States and political subdivisions	203,961	-	203,961	-
Mortgage-backed securities	249,175	-	249,175	-
Corporate debt securities	2,443	-	2,443	-
Total securities available for sale	$546,742	$-	$546,742	$-

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

		Fair Value Measurements at September 30, 2021 Using
Description	Balance as of September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate loan contracts	$(4)	$-	$-	$(4)
Forward contracts	$3	$-	$-	$3

		Fair Value Measurements at December 31, 2020 Using
Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate loan contracts	$1	$-	$-	$1
Forward contracts	$(11)	$-	$-	$(11)

September 30, 2021	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate loan contracts	Market approach	Pull-through rate		85.00%(2)
Forward contracts	Market approach	Pull-through rate		85.00%(2)

Interest rate loan contracts	Market approach	Current reference price	100.37%	-	101.13%	(100.73%)(1)
Forward contracts	Market approach	Current reference price	100.37%	-	102.67%	(101.21%)(1)

December 31, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate loan contracts	Market approach	Pull-through rate		87.02%(2)
Forward contracts	Market approach	Pull-through rate		87.02%(2)

Interest rate loan contracts	Market approach	Current reference price	101.91%	-	103.02%	(102.55%)(1)
Forward contracts	Market approach	Current reference price	101.91%	-	103.19%	(102.67%)(1)

(1)	Current reference prices were weighted by the relative amount of the loan.
(2)	All contracts were valued using the same pull-through rate.

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at September 30, 2021 or December 31, 2020.

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

As of September 30, 2021, fair valuation procedures did not result in any individual allocation for impaired loans. The following table summarizes the Company’s impaired loans that were measured at fair value on a nonrecurring basis at December 31, 2020.

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

The following table summarizes the Company’s OREO that was measured at fair value on a nonrecurring basis.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Assets:
September 30, 2021	OREO, net of valuation allowance	$957	$-	$-	$957
December 31, 2020	OREO, net of valuation allowance	1,553	-	-	1,553

The following tables present information about Level 3 Fair Value Measurements for September 30, 2021 and December 31, 2020.

September 30, 2021	Valuation Technique	Unobservable Input	Range (Weighted Average(1))

OREO	Discounted appraised value	Selling cost	6.20%(3)

December 31, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average(1))

OREO	Discounted appraised value	Selling cost	4.00%	–	9.23%	(4.54%)(2)
OREO	Discounted appraised value	Discount for lack of marketability and age of appraisal	0.00%	–	7.66%	(0.62%)(1)

(1)	Discounts were weighted by the relative appraised value of the OREO properties.
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

(3)	As of September 30, 2021, the Company held one OREO property

At September 30, 2021 and December 31, 2020, OREO properties were measured using appraised value, and if applicable, discounted by selling costs, lack of marketability and age of appraisal. Determining the discount to appraisals for selling cost and lack of marketability and age of the appraisal relies on certain key assumptions and judgements.

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

There is uncertainty in determining discounts to appraised value. Future changes to marketability assumptions or updated appraisals may indicate lower fair value, with a corresponding impact to net income.

Fair Value Summary

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2021 and December 31, 2020. For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity. Fair values are estimated using the exit price notion.

	September 30, 2021
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$11,728	$11,728	$-	$-
Interest-bearing deposits	118,863	118,863	-	-
Securities	641,486	-	641,486	-
Restricted securities	845	-	845	-
Loans held for sale	235	-	235	-
Loans, net	789,796	-	-	777,049
Accrued interest receivable	5,161	-	5,161	-
Bank-owned life insurance	42,108	-	42,108	-
Forward contracts	3	-	-	3

Financial Liabilities:
Deposits	$1,432,734	$-	$1,350,279	$82,626
Accrued interest payable	46	-	46	-
Interest rate loan contracts	4	-	-	4

	December 31, 2020
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$13,147	$13,147	$-	$-
Interest-bearing deposits	120,725	120,725	-	-
Securities	546,742	-	546,742	-
Restricted securities	1,279	-	1,279	-
Loans held for sale	866	-	866	-
Loans, net	760,318	-	-	752,624
Accrued interest receivable	5,028	-	5,028	-
Bank-owned life insurance	36,444	-	36,444	-
Interest rate loan contracts	1	-	-	1

Financial Liabilities:
Deposits	$1,297,143	$-	$1,207,561	$89,681
Accrued interest payable	56	-	56	-
Forward contracts	11	-	-	11

Note 7: Components of Accumulated Other Comprehensive Income (Loss)

The following tables present the components of accumulated other comprehensive income (loss) for the three months ended September 30, 2021 and September 30, 2020.

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2020	$9,518	$(8,582)	$936
Unrealized holding gain on available for sale securities, net of tax of $601	2,256	-	2,256
Reclassification adjustment, net of tax of ($3)	(11)	-	(11)
Balance at September 30, 2020	$11,763	$(8,582)	$3,181

Balance at June 30, 2021	$8,089	$(10,147)	$(2,058)
Unrealized holding loss on available for sale securities net of tax of ($905)	(3,403)	-	(3,403)
Balance at September 30, 2021	$4,686	$(10,147)	$(5,461)

The following tables present the components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2021 and September 30, 2020.

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$76	$(8,582)	$(8,506)
Unrealized holding gain on available for sale securities, net of tax of $3,127	11,763	-	11,763
Reclassification adjustment, net of tax of ($20)	(76)	-	(76)
Balance at September 30, 2020	$11,763	$(8,582)	$3,181

Balance at December 31, 2020	$13,167	$(10,147)	$3,020
Unrealized holding loss on available for sale securities net of tax of ($2,254)	(8,477)	-	(8,477)
Reclassification adjustment, net of tax of ($1)	(4)	-	(4)
Balance at September 30, 2021	$4,686	$(10,147)	$(5,461)

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2021 and September 30, 2020.

	Three Months Ended September 30,
	2021	2020
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$548	$471
Other service charges and fees	50	37
Credit and debit card fees, net	460	339
Trust income	433	423
Insurance and Investment (included within Other Income on the Consolidated Statements of Income)	99	143
Noninterest Income (in-scope of Topic 606)	$1,590	$1,413
Noninterest Income (out-of-scope of Topic 606)	402	513
Total noninterest income	$1,992	$1,926

	Nine Months Ended September 30,
	2021	2020
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$1,488	$1,430
Other service charges and fees	134	113
Credit and debit card fees, net	1,373	1,031
Trust income	1,282	1,244
Insurance and Investment (included within Other Income on the Consolidated Statements of Income)	638	332
Noninterest Income (in-scope of Topic 606)	$4,915	$4,150
Noninterest Income (out-of-scope of Topic 606)	1,352	1,656
Total noninterest income	$6,267	$5,806

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

Options to Extend, Residual Value Guarantees, and Restrictions and Covenants

Of the Company’s six operating leases, three leases offer the option to extend the lease term. Each of the three leases provides two options of five years each. The Company is reasonably certain it will exercise one option of five years on one lease and has included the additional time and lease payments in the calculation of the lease liability. The lease agreement provides that the lease payment will increase at the exercise date based on the CPI-U. Because the CPI-U at the exercise date is unknown, the increase is not included in the cash flows determining the lease liability. None of the Company’s leases provide for residual value guarantees and none provide restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The Company’s lease right of use asset is included in other assets and the lease liability is included in other liabilities. The following tables present information about leases:

	September 30, 2021	December 31, 2020
Lease liability	$1,790	$2,016
Right-of-use asset	$1,766	$1,998
Weighted average remaining lease term (in years)	6.21	6.81
Weighted average discount rate	3.05%	3.04%

	For the Three Months Ended September 30,
	2021	2020
Lease Expense
Operating lease expense	$92	$92
Short-term lease expense	1	1
Total lease expense	$93	$93

Cash paid for amounts included in lease liabilities	$91	$90
Right-of-use assets obtained in exchange for operating lease liabilities commencing during the period	$-	$23

	For the Nine Months Ended September 30,
	2021	2020
Lease Expense
Operating lease expense	$279	$277
Short-term lease expense	2	2
Total lease expense	$281	$279

Cash paid for amounts included in lease liabilities	$275	$272
Right-of-use assets obtained in exchange for operating lease liabilities commencing during the period	$-	$23

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability:

Undiscounted Cash Flow for the Period	As of September 30, 2021
Twelve months ending September 30, 2022	$356
Twelve months ending September 30, 2023	350
Twelve months ending September 30, 2024	347
Twelve months ending September 30, 2025	263
Twelve months ending September 30, 2026	219
Thereafter	440
Total undiscounted cash flows	$1,975
Less: discount	(185)
Lease liability	$1,790

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

Further, the Company has a program to identify, mitigate and manage its cybersecurity risks.  The program includes penetration testing and vulnerability assessment, technological defenses such as antivirus software, patch management, firewall management, email and web protections, an intrusion prevention system, a cybersecurity insurance policy which covers some but not all losses arising from cybersecurity breaches, as well as ongoing employee training.  The costs of these measures were $82 for the three months ended September 30, 2021 and $95 for the three months ended September 30, 2020. For the nine months ended September 30, 2021 and September 30, 2020, the expense was $272 and $283 respectively. These costs are included in various categories of noninterest expense.

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

Response to COVID-19 Pandemic

The COVID-19 pandemic has affected the global economy since the first quarter of 2020. The Company has complied with national, state and local guidelines to help reduce the spread of the virus, including implementing social distancing measures for employees and customers. The Company’s business relies on positive relationships with customers. At this time, we feel our customer relationships remain strong and our team remains ready to provide banking services. All forms of customer service are now available without restriction.

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

NBI has two wholly-owned subsidiaries, the National Bank of Blacksburg and National Bankshares Financial Services, Inc. NBB is a community bank and does business as National Bank from twenty-five office locations and one loan production office. The Company recently analyzed its branch locations and determined to close one of its Blacksburg, Virginia offices. The office will close on November 19, 2021 and all business will be transferred to nearby locations. NBB is the source of nearly all of the Company’s revenue. NBFS does business as National Bankshares Investment Services and National Bankshares Insurance Services. Income from NBFS is not significant at this time, nor is it expected to be so in the near future.

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

The following table details the calculation of annualized net income for the return on average assets and the return on average equity:

$ in thousands	Three months ended September 30,
	2021	2020
Net Income	$5,752	$4,168
Items deemed non-recurring by management:
Securities gains, net of tax of $3 in 2020	-	(11)
Provision recovery, net of tax of $82 in 2021	(310)	-
Adjusted net income	5,442	4,157
Adjusted net income, annualized	21,591	16,538
Items deemed non-recurring by management:
Add: Securities gains, net of tax of ($3) in 2020	-	11
Add: Provision recovery, net of tax of ($82) in 2021	310
Annualized net income for ratio calculation	$21,901	$16,549

$ in thousands	Nine months ended September 30,
	2021	2020
Net Income	$15,131	$11,129
Items deemed non-recurring by management:
Partnership income (1), net of tax of $98 in 2021 and $65 in 2020	(369)	(244)
Securities gains, net of tax of $1 in 2021 and $20 in 2020	(4)	(76)
Provision recovery, net of tax of $71 in 2021	(267)	-
Adjusted net income	14,491	10,809
Adjusted net income, annualized	19,374	14,438
Items deemed non-recurring by management:
Add: partnership income, net of tax of ($98) in 2021 and ($65) in 2020	369	244
Add: Securities gains, net of tax of ($1) in 2021 and ($20) in 2020	4	76
Add: Provision recovery, net of tax of ($71) in 2021	267	-
Annualized net income for ratio calculation	$20,014	$14,758

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

$ in thousands	Three months ended September 30,
	2021	2020
GAAP measures:
Interest and fees on loans	$9,088	$8,606
Interest on interest-bearing deposits	56	17
Interest and dividends on securities - taxable	2,043	1,572
Interest on securities - nontaxable	469	513
Total interest income	$11,656	$10,708

Interest on deposits	$719	$1,420
Net interest income	$10,937	$9,288

Non-GAAP measures:
Tax benefit on nontaxable loan income	$84	$119
Tax benefit on nontaxable securities income	157	165
Total tax benefit on nontaxable interest income	$241	$284
Total tax equivalent net interest income	$11,178	$9,572
Total tax equivalent net interest income, annualized	$44,348	$38,080

$ in thousands	Nine months ended September 30,
	2021	2020
GAAP measures:
Interest and fees on loans	$26,104	$25,491
Interest on interest-bearing deposits	123	248
Interest and dividends on securities - taxable	5,736	5,791
Interest on securities - nontaxable	1,472	1,316
Total interest income	$33,435	$32,846

Interest on deposits	$2,408	$4,814
Net interest income	$31,027	$28,032

Non-GAAP measures:
Tax benefit on nontaxable loan income	$237	$362
Tax benefit on nontaxable securities income	488	398
Total tax benefit on nontaxable interest income	$725	$760
Total tax equivalent net interest income	$31,752	$28,792
Total tax equivalent net interest income, annualized	$42,452	$38,459

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

$ in thousands	Three months ended September 30,
	2021	2020
Noninterest expense	$6,367	$6,120

Taxable-equivalent net interest income	$11,178	$9,572
Noninterest income	1,992	1,926
Less: realized securities gains	-	(14)
Total income for ratio calculation	$13,170	$11,484

Efficiency ratio	48.34%	53.29%

$ in thousands	Nine months ended September 30,
	2021	2020
Noninterest expense	$19,350	$18,664

Taxable-equivalent net interest income	$31,752	$28,792
Noninterest income	6,267	5,806
Less: partnership income	(467)	(309)
Less: realized securities gains	(5)	(96)
Total income for ratio calculation	$37,547	$34,193

Efficiency ratio	51.54%	54.58%

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

	Three months ended September 30,
	2021	2020
Noninterest expense under GAAP	$6,367	$6,120

Noninterest income under GAAP	$1,992	$1,926
Less: realized securities gains	-	(14)
Noninterest income for ratio calculation, non-GAAP	$1,992	$1,912

Net noninterest expense, non-GAAP	$4,375	$4,208
Net noninterest expense, non-GAAP, annualized	$17,357	$16,741

Average assets	$1,662,897	$1,430,541

Noninterest margin	1.04%	1.17%

	Nine months ended September 30,
	2021	2020
Noninterest expense under GAAP	$19,350	$18,664

Noninterest income under GAAP	$6,267	$5,806
Less: partnership income (1)	(467)	(309)
Less: realized securities gains	(5)	(96)
Noninterest income for ratio calculation, non-GAAP	$5,795	$5,401

Net noninterest expense, non-GAAP	$13,555	$13,263
Net noninterest expense, non-GAAP, annualized	$18,123	$17,716
Add back: partnership income	467	309
Net noninterest expense, non-GAAP, annualized, adjusted	$18,590	$18,025

Average assets	$1,601,711	$1,378,921

Noninterest margin	1.16%	1.31%

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

TDRs

Loan modifications are reviewed to determine whether, at the time of the modification, the borrower is experiencing financial difficulty and whether the Company provided a concession that it would not otherwise consider. With the exception of borrowers affected by COVID-19 who fall under the provisions of the CARES Act and CAA, modified loans that meet this criteria are designated TDRs.

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

When the Company grants subsequent modifications to a loan that had received a previous modification, in accordance with accounting guidance, it considers whether the totality of the accommodations along with the evaluation of borrower financial difficulty meet TDR criteria. Loans that received multiple COVID-19 related modifications were evaluated to determine whether the totality of COVID-19 related accommodations exceed the criteria provided by the CARES Act and CAA and/or result in TDR status. The Company performs additional evaluation and documentation for all COVID-19 related modifications to loans over $250.

Individual evaluation

Impaired loans are individually evaluated at each reporting date. If the fair value of an impaired loan is less than the loan’s recorded investment, the deficit is accrued to the allowance for loan losses as a specific allocation.

Cash flow method

The cash flow method measures fair value using assumptions specific to each loan, including expected amount and timing of cash flows and discount rate. For TDR loans, the discount rate is the rate immediately prior to the modification that resulted in a TDR.

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

Updated appraisals or evaluations are ordered when a loan becomes impaired if the appraisal or evaluation on file is more than 24 months old. Appraisals and evaluations are reviewed for propriety and reasonableness and may be discounted if the Company determines that the value exceeds reasonable levels. If an updated appraisal or evaluation has been ordered but has not been received by a reporting date, the fair value may be based on the most recent available appraisal or evaluation, discounted for age. The appraisal or evaluation value is reduced by selling costs if recovery is expected solely from the sale of collateral.

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

Also applied to all segments and classes is an economic factor implemented to address COVID-19 uncertainty: national unemployment filings. Due to continuous developments related to the pandemic, current data is valuable in assessing risk. Local unemployment data lags the reporting date but historical analysis determined that local unemployment filings were closely correlated to national unemployment filings.

Allocations specific to each class

Factors analyzed for each class, with resultant allocations based upon the level of risk assessed for each class, include the risk from changes in loan review, levels of past due loans, levels of nonaccrual loans, current class balance as a percentage of total loans, loans that received COVID-related modifications that are still in the modification period, and the percentage of high risk loans within the class.

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

The estimate of the allowance for September 30, 2021 considered market conditions as of September 30, 2021 where possible, and the most recent available information when data was not available as of September 30, 2021, portfolio conditions and levels of delinquencies at September 30, 2021, and net charge-offs in the eight quarters prior to the quarter ended September 30, 2021. Some of the available economic data lags the reporting date by one to three months. As of September 30, 2021, all loans that received payment extensions or interest only periods related to COVID-19 have returned to their contractual terms. Management used its best judgement and efforts in incorporating possible impacts as of September 30, 2021 in estimating the allowance for loan losses, but if the current economic challenges worsen, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see Note 3 to the consolidated financial statements and “Asset Quality,” and “Provision and Allowance for Loan Losses.”

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

Performance Summary

The following table presents the Company’s key performance ratios for the three and nine months ended September 30, 2021 and September 30, 2020. Income and expense items are annualized for the ratios, except for basic and fully diluted earnings per share.

	Three Months Ended
	September 30, 2021	September 30, 2020
Return on average assets (1)	1.32%	1.16%
Return on average equity (1) (4)	11.26%	8.32%
Basic and fully diluted earnings per share (4)	$0.94	$0.64
Net interest margin (2)	2.83%	2.84%
Noninterest margin (3)	1.04%	1.17%
Efficiency ratio (5)	48.34%	53.29%

The following table presents the Company’s key performance ratios for the nine months ended September 30, 2021 and September 30, 2020 and the year ended December 31, 2020. The measures for September 30, 2021 and September 30, 2020 are annualized, except for basic and fully diluted earnings per share.

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Twelve Months Ended December 31, 2020
Return on average assets (1)	1.25%	1.07%	1.15%
Return on average equity (1) (4)	10.36%	7.61%	8.21%
Basic and fully diluted earnings per share (4)	$2.42	$1.71	$2.48
Net interest margin (2)	2.81%	2.98%	2.98%
Noninterest margin (3)	1.16%	1.31%	1.22%
Efficiency ratio (5)	51.54%	54.58%	53.46%

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

(4)

During the three months ended September 30, 2021, the Company repurchased 73,100 shares under its publicly announced stock repurchase plan. The repurchase reduced shareholders equity by $2,731 during the third quarter. During the nine months ended September 30, 2021, the Company repurchased 335,062 shares under its publicly announced stock repurchase plan. The repurchase reduced shareholders equity by $12,085 during the first nine months of 2021. See “Non-GAAP Financial Measures” above.

(5)

The efficiency ratio is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with GAAP and should not be viewed as a substitute for GAAP. See “Non-GAAP Financial Measures” above.

Growth

NBI’s key assets and liabilities and their change from December 31, 2020 are shown in the following table.

	September 30, 2021	December 31, 2020	Percent Change
Interest-bearing deposits	$118,863	$120,725	(1.54)%
Securities and restricted stock	642,331	548,021	17.21%
Loans, net	789,796	760,318	3.88%
Deposits	1,432,734	1,297,143	10.45%
Total assets	1,644,031	1,519,673	8.18%

Asset Quality

Key indicators of the Company’s asset quality are presented in the following table.

	September 30, 2021	September 30, 2020	December 31, 2020
Nonperforming loans	$3,114	$3,602	$3,685
Loans past due 90 days or more, and still accruing	62	236	17
Other real estate owned	957	1,553	1,553
Allowance for loan losses to loans net of unearned income and deferred fees and costs	0.97%	1.05%	1.10%
Allowance for loan losses to loans net of unearned income and deferred fees and costs, excluding SBA PPP loans	0.98%	1.13%	1.16%
Net charge-off ratio	0.08%	0.07%	0.05%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.51%	0.64%	0.68%
Ratio of allowance for loan losses to nonperforming loans	247.21%	233.98%	230.15%

The Company’s risk analysis at September 30, 2021 determined an allowance for loan losses of $7,698 or 0.97% of loans net of unearned income and deferred fees and costs. Included in loans net of unearned income and deferred fees and costs are $12,086 in Paycheck Protection Program loans. Because PPP loans are guaranteed by the U.S. Small Business Administration, they are not included in the calculation for the allowance for loan losses. If the PPP loans are removed from loans net of unearned income and deferred fees and costs, the allowance ratio is 0.98%. The allowance at December 31, 2020 was $8,481 or 1.10% of loans net of unearned income and deferred fees and costs. Excluding PPP loans, the ratio of the allowance to loans net of unearned income and deferred fees and costs at December 31, 2020 was 1.16%.

The determination of the appropriate level for the allowance for loan losses resulted in a recovery of $338 for the nine months ended September 30, 2021, compared with a provision of $1,985 for the nine month period ended September 30, 2020. To determine the appropriate level of the allowance for loan losses, the Company considers credit risk for certain loans designated as impaired and for non-impaired (“collectively evaluated”) loans.

Individually Evaluated Impaired Loans

Individually evaluated impaired loans at September 30, 2021 were $6,084 gross and $6,086 net of unearned income and deferred fees and costs. There were no specific allocations to the allowance for loan losses. At December 31, 2020, individually evaluated impaired loans totaled $4,903 gross and $4,905 net of unearned income and deferred fees and costs, with specific allocations to the allowance for loan losses totaling $75. The specific allocation is determined based on criteria particular to each impaired loan.

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

Collectively Evaluated Loans

Collectively evaluated loans totaled $792,522 gross and $791,409 net of unearned income and deferred fees and costs, with an allowance of $7,698 or 0.97% of collectively-evaluated loans net of unearned income and deferred fees and costs at September 30, 2021. Excluding PPP loans, the collectively evaluated allowance ratio was 0.98% at September 30, 2021. At December 31, 2020, collectively evaluated loans totaled $765,124 gross and $763,894 net of unearned income and deferred fees and costs, with an allowance of $8,406 or 1.10%. Excluding PPP loans, the collectively evaluated allowance ratio was 1.16% at December 31, 2020.

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

On a portfolio level, net charge-offs were $445 for the nine months ended September 30, 2021, or 0.08% (annualized) of average loans. Net charge-offs for the nine months ended September 30, 2020 were $420 or 0.07% (annualized) of average loans, while net charge-offs for the 12 months ended December 31, 2020 were $373 or 0.05% of average loans. The 8-quarter average historical loss rate was 0.06% as of September 30, 2021, 0.07% as of December 31, 2020 and 0.08% as of September 30, 2020.

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

At the beginning of the pandemic, the Company implemented a qualitative factor for national unemployment filings to represent current economic data. Unemployment filings for the Company’s market area is not available on a timely basis, however national data is available on a timely basis and historical analysis shows a strong correlation between national and local unemployment filings. National unemployment claims escalated sharply beginning in the latter half of March 2020. Weekly claims peaked at the beginning of April 2020 and have fallen since, but for the nine months ended September 30, 2021, are almost three times pre-pandemic levels. The Company assessed this as a significant impact to credit risk at September 30, 2021, but lower than at December 31, 2020.

The Company continues to monitor the most recently available economic indicators for its market and their effect on credit risk. As of September 30, 2021, the unemployment rate for the Company’s market area was measured as of August 31, 2021 and decreased from the measurement available at December 31, 2020, decreasing the allocation to the allowance for loan losses.

Business and personal bankruptcy filing data was available as of June 2021. Higher bankruptcy filings indicate heightened credit risk and increase the allowance for loan losses, while lower bankruptcy filings have a beneficial impact on credit risk. Compared with data available at December 31, 2020, business bankruptcies and personal bankruptcies were slightly lower and resulted in a slightly lower allocation.

Residential vacancy rates and housing inventory impact the Company’s residential construction customers and the consumer real estate market. Higher levels increase credit risk. The residential vacancy rate at September 30, 2021 was measured as of the second quarter of 2021 and while still lower than normal levels, worsened slightly from the data incorporated into the December 31, 2020 calculation, resulting in a higher allocation. Housing inventory data was available as of September 30, 2021. Levels are historically low and similar to those at December 31, 2020.

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

Accruing loans past due 30-89 days were 0.15% of total loans net of unearned income and deferred fees and costs at September 30, 2021, a decrease from 0.19% at December 31, 2020. Accruing loans past due 90 days or more were 0.01% of total loans, net of unearned income and deferred fees and costs at September 30, 2021 compared to 0.00% at December 31, 2020. Nonaccrual loans at September 30, 2021 were 0.39% of total loans net of unearned income and deferred fees and costs, lower than 0.48% at December 31, 2020.

Loans rated special mention and classified (together, “criticized assets”) indicate heightened credit risk. Higher levels of criticized assets increase the required level of the allowance for collectively-evaluated loans, while lower levels of criticized assets reduce the required level of the allowance for collectively-evaluated loans. Collectively evaluated loans rated special mention were $4,376 at September 30, 2021, lower than $8,035 at December 31, 2020. Collectively evaluated loans rated classified were $492 at September 30, 2021 and $473 at December 31, 2020.

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

The interest rate environment impacts variable rate loans. If interest rates increase, the payment on variable rate loans increases, which may increase credit risk. The interest rate environment is at a low level as of September 30, 2021, unchanged from the level at December 31, 2020. The low level of interest rates indicates no additional credit risk.

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

Levels of high risk loans are considered in the determination of the level of the allowance for loan loss. A decrease in the level of high risk loans within a class decreases the required allocation for the loan class, and an increase in the level of high risk loans within a class increases the required allocation for the loan class. Total high risk loans decreased $13,228 or 11.69% from the level at December 31, 2020, resulting in a decreased allocation.

In light of COVID-19 related modifications, the Company considers the impact to credit risk of certain loans granted COVID-19 related modifications. The loans captured in the analysis were granted COVID-19 related modifications subsequent to initial COVID-19 related modifications that remained in their modification period at the reporting date and were flagged by credit review procedures for additional monitoring. As of September 30, 2021, there were no loans that met this criteria and no allocation was taken.

Unallocated Surplus

The unallocated surplus at September 30, 2021 is $365 or 5.0% in excess of the calculated requirement. The unallocated surplus at December 31, 2020 was $396 or 4.9% in excess of the calculated requirement. The surplus provides some mitigation of the uncertainty surrounding the impact of COVID-19.

Conclusion

The calculation of the appropriate level for the allowance for loan losses incorporates analysis of multiple factors and requires management’s prudent and informed judgment. The most recently available data showed improvements that decreased the required level of the allowance for loan losses at September 30, 2021 from December 31, 2020 including loans considered high risk, business and personal bankruptcy filings, the unemployment rate and certain loans with COVID-19 related modifications. Other indicators, including accruing loans past due 90 days or more, residential vacancy and classified loans, showed worsening from levels at December 31, 2020 and increased the required level of the allowance for loan losses. Continued high national unemployment filings contributed to the allowance for loan losses, though lower than at December 30, 2020. The Company also increased its unallocated surplus to 5.0% to mitigate some of the uncertainty caused by the pandemic. Based on analysis of historical indicators, asset quality and economic factors, management believes the level of allowance for loan losses is reasonable for the credit risk in the loan portfolio as of September 30, 2021.

Please refer to Note 3: Allowance for Loan Losses, Nonperforming Assets and Impaired Loans for further information on collectively evaluated loans, individually evaluated impaired loans and the unallocated portion of the allowance for loan losses.

Other Real Estate Owned

The following table discloses the OREO in physical possession and in process at each reporting date:

Other Real Estate Owned(1)	September 30, 2021	September 30, 2020	December 31, 2020
Real estate construction	$957	$1,443	$1,443
Consumer real estate	-	110	110
Total other real estate owned	$957	$1,553	$1,553
Loans in process of foreclosure	$124	$651	$1,344

(1)	Net of valuation allowance.

OREO decreased $596 when the balance at September 30, 2021 is compared with the balance at December 31, 2020 and September 30, 2020. As of September 30, 2021, loans in in various stages of foreclosure totaled $124 and were secured by residential real estate. Loans currently in process of foreclosure may impact OREO in future quarters. It is not possible to accurately predict the future total of OREO because property sold at foreclosure may be acquired by third parties and OREO properties are regularly marketed and sold.

The Company continues to monitor risk levels within the loan portfolio, including any effect on collateral values from the COVID-19 pandemic. As of September 30, 2021, the effect of the COVID-19 pandemic has not impacted real estate values in the Company’s market and has not impacted current OREO values.

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

The Company codes modifications to assist in identifying TDRs. When the COVID-19 pandemic began, the Company added coding to identify modifications to borrowers experiencing COVID-19 related hardship.

Modifications Made for Competitive Purposes

During the nine months ended September 30, 2021, the Company provided 659 modifications for competitive reasons to loans totaling $72,327. The modifications were not TDRs and were not related to COVID-19. For the nine months ended September 30, 2020, the Company provided non-TDR modifications for competitive reasons to 798 loans totaling $128,821. For the twelve months ended December 31, 2020, the Company provided non-TDR modifications for competitive reasons to 1,047 loans totaling $152,681.

Modifications Related to COVID-19

The COVID-19 pandemic negatively impacted a significant number of the Company’s borrowers, and may adversely impact some borrowers for the foreseeable future. Since the pandemic began in March 2020, the Company provided modifications related to COVID-19 financial difficulty, including payment extensions and interest only periods. The CARES Act, the CAA and regulatory guidance specify criteria that, if met, provide an election not to designate the loans as TDRs. The TDRs designated during the nine months ended September 30, 2021 resulted from COVID-19 related modifications that did not meet the legal and regulatory criteria to avoid designation as TDR. All of the Company’s other COVID-19 related modifications met the criteria and were not designated TDR. The Company followed its normal risk rating and nonaccrual designation procedures and did not automatically downgrade or designate as nonaccrual if the loan was modified for COVID-19 related difficulty.

The following tables provide information regarding COVID-19 related modifications for the three and nine months ended September 30, 2021 and September 30, 2020, and the 12 months ended December 31, 2020.

	Three Months Ended September 30,
	2021		2020
Modifications To Borrowers Impacted by the COVID-19 Pandemic	Number	Amount (in thousands)	Number	Amount (in thousands)
Payment extensions(1)	3	$89	59	$31,347
Interest-only period for amortizing loans(1)	-	-	5	9,172
Total	3	$89	64	$40,519

	Nine Months Ended September 30,
	2021		2020
Modifications To Borrowers Impacted by the COVID-19 Pandemic	Number	Amount (in thousands)	Number	Amount (in thousands)
Payment extensions(1)	37	$16,426	319	$94,982
Interest-only period for amortizing loans(1)	8	22,135	37	64,806
Rate reductions(2)	-	-	5	442
Total	45	$38,561	361	$160,230

	Twelve Months Ended December 31, 2020
Modifications To Borrowers Impacted by the COVID-19 Pandemic	Number	Amount (in thousands)
Payment extensions (1)	350	$121,676
Interest-only period for amortizing loans (1)	31	59,982
Rate reductions (2)	5	442
Maturity date extension	2	729
Total	388	$182,829

(1)	Payment extensions and interest-only periods are governed by agreements that specify expiration dates.
(2)

Rate reductions were granted to qualifying loans and are permanent for the remaining term of the loan. Rate reductions were provided to alleviate COVID-19 hardship and also to remain competitive in the current low interest rate environment.

All COVID-19 related modifications for payment extensions and interest-only periods have returned to contractual terms as of September 30, 2021.

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

TDRs

The Company’s TDRs were $6,084 at September 30, 2021, an increase from $4,249 at December 31, 2020. Accruing TDR loans amounted to $3,009 at September 30, 2021 and $1,410 at December 31, 2020. The following tables present the past due status of TDRs as of the dates indicated.

	TDR Status as of September 30, 2021
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual
Consumer real estate	$192	$192	$-	$-	$-
Commercial real estate	5,583	2,816	-	-	2,767
Commercial non-real estate	308	-	-	-	308
Consumer non-real estate	1	1	-	-	-
Total TDR Loans	$6,084	$3,009	$-	$-	$3,075

	TDR Status as of December 31, 2020
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual
Consumer real estate	$194	$194	$-	$-	$-
Commercial real estate	3,202	-	363	-	2,839
Commercial non-real estate	851	188	663	-	-
Consumer non-real estate	2	1	-	1	-
Total TDR Loans	$4,249	$383	$1,026	$1	$2,839

Please refer to Note 3: Allowance for Loan Losses, Nonperforming Assets and Impaired Loans for information on TDRs.

Net Interest Income

The net interest income analysis for the three and nine months ended September 30, 2021 and 2020 follows:

	Three Months Ended
	September 30, 2021			September 30, 2020
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans (1)(2)(3)(5)(6)	$798,807	$9,172	4.56%	$800,168	$8,725	4.34%
Taxable securities (7)(8)	540,854	2,043	1.50%	400,204	1,572	1.56%
Nontaxable securities (2)(7)	79,097	626	3.14%	75,482	678	3.57%
Interest-bearing deposits	145,759	56	0.15%	64,981	17	0.10%
Total interest-earning assets	$1,564,517	$11,897	3.02%	$1,340,835	$10,992	3.26%
Interest-bearing liabilities:
Interest-bearing demand deposits	$839,477	$617	0.29%	$674,646	$917	0.54%
Savings deposits	195,767	41	0.08%	162,012	108	0.27%
Time deposits	86,379	61	0.28%	109,024	395	1.44%
Total interest-bearing liabilities	$1,121,623	$719	0.25%	$945,682	$1,420	0.60%
Net interest income and interest rate spread		$11,178	2.77%		$9,572	2.66%
Net yield on average interest‑earning assets			2.83%			2.84%

	Nine Months Ended
	September 30, 2021			September 30, 2020
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans (1)(2)(4)(5)(6)	$786,613	$26,341	4.48%	$765,726	$25,853	4.51%
Taxable securities (7)(8)	505,134	5,736	1.52%	395,713	5,791	1.95%
Nontaxable securities (2)(7)	80,596	1,960	3.25%	56,859	1,714	4.03%
Interest-bearing deposits	136,391	123	0.12%	74,296	248	0.45%
Total interest-earning assets	$1,508,734	$34,160	3.03%	$1,292,594	$33,606	3.47%
Interest-bearing liabilities:
Interest-bearing demand deposits	$799,593	$2,053	0.34%	$652,869	$2,990	0.61%
Savings deposits	186,720	132	0.09%	155,542	348	0.30%
Time deposits	88,009	223	0.34%	118,611	1,476	1.66%
Total interest-bearing liabilities	$1,074,322	$2,408	0.30%	$927,022	$4,814	0.69%
Net interest income and interest rate spread		$31,752	2.73%		$28,792	2.78%
Net yield on average interest‑earning assets			2.81%			2.98%

(1)	Loans are net of unearned income and deferred fees and costs.
(2)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 21%.
(3)

For the three months ended September 30, 2021, interest income includes loan fees of $911, of which $882 was related to the PPP loans. For the three months ended September 30, 2020, interest income includes loan fees of $323, of which $285 was related to the PPP loans.

(4)

For the nine months ended September 30, 2021, interest income includes loan fees of $1,855 of which $1,776 was related to the PPP loans. For the nine months ended September 30, 2020, interest income includes loan fees of $595, of which $509 was related to PPP loans.

(5)	Nonaccrual loans are included in average balances for yield computations.
(6)	Includes loans held for sale.
(7)	Daily averages are shown at amortized cost.
(8)	Includes restricted stock.

The net interest margin for the three and nine month periods ended September 30, 2021 declined when compared with the comparable periods of 2020. The decline is due to high levels of loan re-finance activity, spurred by the Federal Reserve rate cuts in March 2020. Also impacted by the Federal Reserve rate cuts were investment opportunities in the bond market. Replacing matured and called securities and investing excess liquidity from customer deposits resulted in lower yields for taxable and nontaxable securities. Further, uncertainty surrounding the length of time that customer deposits, bolstered by federal stimulus aid, will remain with the Bank resulted in a higher balance in interest-bearing deposits, which provides the lowest yielding investment opportunity. The Company reacted to the Federal Reserve rate cuts by reducing offering rates on deposits. The Company’s yield on earning assets and cost of funds are largely dependent on the interest rate environment.

Fees and interest income from PPP loans helped increase the net interest margin. For the three months ended September 30, 2021, PPP loans increased average loans by $20,913, and provided $55 in interest and $882 in fee recognition. For the three months ended September 30, 2020, PPP loans increased average loans by $58,036, and provided $146 in interest and $285 in fee recognition. If PPP loans are excluded, the net interest margin for the three months ended September 30, 2021 would have been 2.60% and the net interest margin for the three months ended September 30, 2020 would have been 2.72%.

For the nine months ended September 30, 2021, PPP loans increased average loans by $32,294 and provided $253 in interest and $1,776 in fee recognition. For the nine months ended September 30, 2020, PPP loans increased average loans by $32,560 and provided $263 in interest and $509 in fee recognition. If PPP loans are excluded, the net interest margin for the nine months ended September 30, 2021 would have been 2.64% and the net interest margin for the nine months ended September 30, 2020 would have been 2.91%.

Net deferred fees that will be recognized over the life of the PPP loans at September 30, 2021 were $709.

Provision and Allowance for Loan Losses

The recovery for loan losses was $392 and $338 for the three and nine month periods ended September 30, 2021, respectively, compared with provision expense of $154 and $1,985 for the three and nine month periods ended September 30, 2020, respectively.

To reflect the impact of the pandemic, beginning with the March 31, 2020 calculation of the allowance for loan loss, the Company added a qualitative factor for national unemployment filings. During 2020, national unemployment filings increased dramatically from pre-pandemic levels and was the source of most of the provision taken for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, unemployment filings have declined substantially. Combined with improvements in other qualitative factors, the required allowance for loan losses declined, resulting in a recovery for the three and nine months ended September 30, 2021. The provision for loan losses is the result of a detailed analysis to estimate an adequate allowance for loan losses. See “Asset Quality” for additional information.

Noninterest Income

	Three Months Ended
	September 30, 2021	September 30, 2020	Percent Change
Service charges on deposits	$548	$471	16.35%
Other service charges and fees	50	37	35.14%
Credit and debit card fees, net	460	339	35.69%
Trust fees	433	423	2.36%
BOLI income	248	219	13.24%
Gain on sale of mortgage loans	76	165	(53.94)%
Other income	177	258	(31.40)%
Realized securities gain, net	-	14	(100.00)%

	Nine Months Ended
	September 30, 2021	September 30, 2020	Percent Change
Service charges on deposits	$1,488	$1,430	4.06%
Other service charges and fees	134	113	18.58%
Credit and debit card fees, net	1,373	1,031	33.17%
Trust fees	1,282	1,244	3.05%
BOLI income	664	659	0.76%
Gain on sale of mortgage loans	287	416	(31.01)%
Other income	1,034	817	26.56%
Realized securities gain, net	5	96	(94.79)%

Service charges on deposit accounts increased $77 when the three month periods ended September 30, 2021 and September 30, 2020 are compared, and increased $58 when the nine month periods ended September 30, 2021 and September 30, 2020 are compared. Higher income on account service charges for demand deposit accounts and savings accounts and higher income from ATM fees contributed to the increases when the three and nine month periods are compared. The three month period ended September 30, 2021 also benefitted from increased NSF and overdraft fee income.

Other service charges and fees increased $13 and $21 for the three and nine month periods ended September 30, 2021 compared with the same periods ended September 30, 2020. Other service charges include charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees for letters of credit and the income earned from commissions on the sale of credit life, accident and health insurance.

Credit and debit card fees are presented net of interchange expense. Credit and debit card fees increased $121 and $342 for the three and nine month periods ended September 30, 2021 when compared with the same periods last year. Credit and debit card fees are based on volume and other factors.

Income from trust fees increased $10 and $38 for the three and nine month periods ended September 30, 2021 when compared with the same periods ended September 30, 2020. Trust income varies depending on the total assets held in trust accounts, the type of accounts under management and financial market conditions.

BOLI income increased $29 and $5 when the three and nine month periods ended September 30, 2021 and September 30, 2020 are compared. The Company purchased an additional $5 million in BOLI investments during June 2021.

Gain on sale of mortgage loans decreased $89 and $129 when the three and nine month periods ended September 30, 2021 and September 30, 2020 are compared. During 2020, Federal Reserve rate cuts spurred a high level of real estate refinance and purchase financing activity, resulting in higher income. This activity is beginning to normalize in 2021.

Other income includes revenue from investment and insurance sales, adjustments to partnership bases and other miscellaneous components. These areas fluctuate with market conditions and competitive factors. Other income decreased $81 for the three month periods ended September 30, 2021 when compared with the same period ended September 30, 2020, primarily due to lower commissions on investment sales and lower income recognized on derivatives associated with the secondary mortgage market. When the nine month periods are compared, other income increased $217, primarily due to increased commissions on securities sales, dividends, a one-time commission and a one-time bonus payment.

The Company did not have a gain or loss on securities during the three months ended September 30, 2021, and realized a gain on securities of $5 during the nine months ended September 30, 2021. During 2020, the Company realized a gain of $14 for the three months ended September 30, 2020 and $96 during the nine month period ended September 30, 2020.

Noninterest Expense

	Three Months Ended
	September 30, 2021	September 30, 2020	Percent Change
Salaries and employee benefits	$3,909	$3,511	11.34%
Occupancy, furniture and fixtures	447	452	(1.11)%
Data processing and ATM	728	799	(8.89)%
FDIC assessment	120	87	37.93%
Net costs of other real estate owned	11	18	(38.89)%
Franchise taxes	367	331	10.88%
Other operating expenses	785	922	(14.86)%

	Nine Months Ended
	September 30, 2021	September 30, 2020	Percent Change
Salaries and employee benefits	$11,767	$10,882	8.13%
Occupancy, furniture and fixtures	1,378	1,360	1.32%
Data processing and ATM	2,292	2,396	(4.34)%
FDIC assessment	296	127	133.07%
Net costs of other real estate owned	49	36	36.11%
Franchise taxes	1,059	1,009	4.96%
Other operating expenses	2,509	2,854	(12.09)%

Total noninterest expense increased $247 or 4.04% when the three month periods ended September 30, 2021 and September 30, 2020 are compared, and increased $686 or 3.68% when the nine month period ended September 30, 2021 is compared with the same period of 2020.

Salaries and employee benefits increased $398 when the three month periods ended September 30, 2021 and September 30, 2020 are compared and increased $885 when the nine month period ended September 30, 2021 is compared with the same period in 2020. This expense category includes employee salaries, payroll taxes, insurance and fringe benefits, ESOP contribution accruals, the service component of net periodic pension cost, and salary continuation expenses. The service component of net periodic pension cost increased $156 and $404 when the three and nine month periods ended September 30, 2021 and September 30, 2020 are compared.

Federal Deposit Insurance Corporation (“FDIC”) assessment expense increased $33 and $169 when the three and nine month periods ended September 30, 2021 are compared with the same periods of 2020. The FDIC assessment is accrued based on a method provided by the FDIC. The calculation is based on average assets divided by average tangible equity and incorporates risk-based factors to determine the amount of the assessment. During the third quarter of 2019, the FDIC notified the Bank that it was eligible to use small bank assessment credits. The credits fully offset the Bank’s September 30, 2019, December 31, 2019 and March 31, 2020 assessment payments, and partially offset the June 30, 2020 assessment.

Net costs of OREO decreased $7 when the three month period ended September 30, 2021 and September 30, 2020 are compared, and increased $13 when the nine month period ended September 30, 2021 is compared with the same periods in 2020. The cost of OREO includes maintenance costs as well as valuation write-downs and gains and losses on the sale of properties. The expense varies with the number of properties, the maintenance required and changes in the real estate market. OREO properties are accounted for at fair value less cost to sell upon foreclosure and are thereafter periodically appraised to determine market value. Declines in market value are recognized through valuation expense.

Franchise tax expense increased $36 when the three month periods ended September 30, 2021 and September 30, 2020 are compared. Franchise tax expense increased $50 when the nine month periods ended September 30, 2021 and September 30, 2020 are compared. Franchise tax is primarily based on capital levels of the subsidiary bank, and is also affected by investment levels in securities issued by U.S. government agencies.

The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs, postage, charitable donations, losses and other expenses. Other operating expense decreased $137 and $345 when the three and nine month periods ended September 30, 2021 are compared with the same periods ended September 30, 2020. The decrease in other operating expense stemmed primarily from a lower non-service pension cost and cost control measures.

Income Tax

Income tax expense was $1,202 for the three months ended September 30, 2021 and $772 for the same period of 2020. For the nine months ended September 30, 2021 and 2020, income tax expense was $3,151 and $2,060 respectively. The Company’s federal statutory tax rate is 21%. The Company’s effective tax rate was 17.29% and 17.24% for the three and nine month periods ended September 30, 2021, compared with 15.63% and 15.62% for the three and nine month periods ended September 30, 2020.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	September 30, 2021	December 31, 2020	Percent Change
Interest-bearing deposits	$136,391	$81,639	67.07%
Securities available for sale and restricted stock	594,322	474,934	25.14%
Loans, net	777,649	760,641	2.24%
Total assets	1,601,711	1,403,671	14.11%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$313,911	$248,392	26.38%
Interest-bearing demand deposits	799,593	669,383	19.45%
Savings deposits	186,720	158,334	17.93%
Time deposits	88,009	112,463	(21.74)%
Stockholders’ equity	193,184	195,768	(1.32)%

Securities

Securities at September 30, 2021 increased compared with December 31, 2020, in both ending balance and year-to-date average balance. Securities growth stems from investment of excess liquidity provided by increased deposit balances. Securities available for sale are measured at fair value on a recurring basis. Market conditions at September 30, 2021 are reflected in the presentation of securities available for sale. While we do not expect significant changes in future judgements or methodologies used to determine the fair value of the securities portfolio, market volatility associated with the COVID-19 pandemic, or any future national or global concern, will impact the value of securities. Management regularly monitors the quality of the securities portfolio and closely follows the uncertainty in the economy and the volatility of financial markets.  The value of individual securities will be written down if the decline in fair value is considered to be other than temporary based upon the totality of circumstances. See Note 4: Securities for additional information.

Loans

	September 30, 2021	December 31, 2020	Percent Change
Real estate construction loans	$50,883	$42,266	20.39%
Consumer real estate loans	204,880	181,782	12.71%
Commercial real estate loans	403,840	393,115	2.73%
Commercial non real estate loans	59,082	78,771	(25.00)%
Public sector and IDA	48,345	40,983	17.96%
Consumer non real estate	31,576	33,110	(4.63)%
Less: unearned income and deferred fees and costs	(1,112)	(1,228)	(9.45)%
Loans, net of unearned income and deferred fees and costs	$797,494	$768,799	3.73%

The Company’s loans, net of unearned income and deferred fees and costs, increased $28,695 or 3.73% from $768,799 at December 31, 2020 to $797,494 at September 30, 2021. Real estate construction, consumer real estate, commercial real estate and public sector and IDA loans increased from December 31, 2020. Included in commercial non real estate loans are PPP loans of $12,795 at September 30, 2021 and $36,903 at December 31, 2020. Excluding PPP loans, commercial non real estate loans increased $4,419.

Deposits

	September 30, 2021	December 31, 2020	Percent Change
Noninterest-bearing demand deposits	$328,893	$276,793	18.82%
Interest-bearing demand deposits	819,730	763,293	7.39%
Saving deposits	201,656	167,475	20.41%
Time deposits	82,455	89,582	(7.96)%
Total deposits	$1,432,734	$1,297,143	10.45%

Total deposits increased $135,591 or 10.45% from $1,297,143 at December 31, 2020 to $1,432,734 at September 30, 2021. The increase is due in large part to government stimulus funds received by municipal depositors and other depositors. The Company’s deposits do not include any brokered deposits.

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse liquidity sources, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and FHLB advances. At September 30, 2021, the Bank did not have discount window borrowings, short-term borrowings, or FHLB advances.  To assure that short-term borrowing is readily available, the Company tests accessibility annually.

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

Regulatory capital levels at the subsidiary bank determine the Bank’s ability to use purchased deposits and the Federal Reserve discount window. At September 30, 2021, the Bank is considered well capitalized and does not have any restrictions on purchased deposits or borrowing ability at the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments, loan growth and share repurchase activity within the Company’s own stock. At September 30, 2021, the Company’s liquidity is sufficient to meet projected trends in these areas.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At September 30, 2021, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own target range of 65% to 75%. At September 30, 2021, the loan to deposit ratio was 55.66%. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

The Company’s liquidity position was strong prior to the COVID-19 pandemic and has increased due to government stimulus payments received by depositors. The Company continues to monitor liquidity as the impact of the pandemic evolves.

Capital Resources

Total stockholders’ equity at September 30, 2021 was $190,853, a decrease of $9,754 or 4.86%, from the $200,607 at December 31, 2020. Shareholders’ equity was impacted by payment of $4,319 in dividends and $12,085 in share repurchases. The Company repurchased 335,062 shares under a program approved by the Company’s Board of Directors on May 13, 2020 for up to 1,000,000 shares. On May 12, 2021, the Board of Directors approved the repurchase of up to 1,000,000 additional shares of the Company’s common stock. The authorization began June 1, 2021 and expires May 31, 2022.

The Company’s subsidiary bank is subject to various capital requirements administered by banking agencies. Risk based capital ratios for the Bank are shown in the following tables.

	NBB	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservation Buffer
Common Equity Tier I Capital Ratio	19.06%	4.50%	7.00%
Tier I Capital Ratio	19.06%	6.00%	8.50%
Total Capital Ratio	19.86%	8.00%	10.50%
Leverage Ratio	11.86%	4.00%	4.00%

Risk-based capital ratios are calculated in compliance with FDIC rules based on Basel III capital requirements. Banks are subject to an additional capital conservation buffer in order to make capital distributions or discretionary bonus payments. The Bank’s ratios are well above the required minimums and the capital conservation buffer at September 30, 2021.

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

The Company sells mortgages on the secondary market. Our agreement with the purchaser provides for strict underwriting and documentation requirements. Violation of the representations and warranties of the agreement would entitle the purchaser to recourse provisions. The Company has determined that its risk in this area is not significant because of a low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of September 30, 2021. To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit.

There were no material changes in off-balance sheet arrangements during the nine months ended September 30, 2021, except for normal seasonal fluctuations in the total of mortgage loan commitments.

Contractual Obligations

The Company had no finance lease or purchase obligations and no long-term debt at September 30, 2021.

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

Item 4. Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2021 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

Share repurchase activity during the nine months ended September 30, 2021 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Number of Shares that May Yet Be Purchased Under the Program(1)
July 1, 2021 – July 31, 2021	-	-	-	1,000,000
August 1, 2021 – August 31, 2021	45,100	37.51	45,100	954,900
September 1, 2021 – September 30, 2021	28,000	37.10	28,000	926,900
Total during third quarter 2021	73,100	$37.35	73,100

(1) In May 2021, the Company announced the Board of Directors had authorized a 1,000,000 share repurchase program. The authorization began June 1, 2021 and expires May 31, 2022. The Company’s share repurchase program does not obligate it to acquire any specific number of shares.

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
+101

The following materials from National Bankshares, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2021 are formatted in iXBRL (Inline Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets at September 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Income for the three and nine month periods ended September 30, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2021 and 2020; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements.

Filed herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

Date: November 10, 2021	/s/ F. Brad Denardo
F. Brad Denardo Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2021	/s/ David K. Skeens
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)