Form 10-K
period 2021-12-31
NATIONAL BANKSHARES INC
filed 2022-03-11
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2021

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

The aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant on June 30, 2021 (the last business day of the most recently completed second fiscal quarter) was approximately $216,013,731. As of March 8, 2022, the registrant had 6,022,752 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document is incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which incorporated
National Bankshares, Inc. Proxy Statement for the 2022 Annual Meeting of Stockholders	Part III

NATIONAL BANKSHARES, INC.

Form 10-K

Part I

$ in thousands, except per share data.

Item 1. Business

History and Business

National Bankshares, Inc. (the “Company” or “NBI”) is a financial holding company that was organized in 1986 under the laws of Virginia and is registered under the Bank Holding Company Act of 1956. National Bankshares, Inc. common stock is listed on the Nasdaq Capital Market and is traded under the symbol “NKSH.”  It conducts most of its operations through its wholly-owned community bank subsidiary, the National Bank of Blacksburg (the “Bank” or “NBB”). It also owns National Bankshares Financial Services, Inc. (“NBFS”), which does business as National Bankshares Insurance Services and National Bankshares Investment Services. References in this report to “we,” “us,” or “our” refer to NBI unless the context indicates that the reference is to NBB.

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

NBB is community-oriented and offers a full range of retail and commercial banking services to individuals, businesses, non-profits and local governments from its headquarters in Blacksburg, Virginia, 23 branch offices throughout southwest Virginia and one loan production office in Roanoke, Virginia. NBB offers telephone, mobile and internet banking and it operates 22 automated teller machines (“ATMs”) in its service area.

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

The COVID-19 pandemic continues to present significant challenges and uncertainty.  In May of 2021, the Bank reopened branch lobbies after serving customers through drive-through and online channels for over a year.  Federal aid has benefitted the Bank’s depositors and has increased deposit balances, while programs benefitting borrowers provided the Bank with increased loan income. The Company continues to carefully monitor COVID-19 pandemic related developments.

At December 31, 2021, NBB had total assets of $1,699,084 and total deposits of $1,497,336. NBB’s net income for 2021 was $20,708, which produced a return on average assets of 1.29% and a return on average equity of 11.35%. Refer to Note 11 of Notes to Consolidated Financial Statements for NBB’s risk-based capital ratios.

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

Operating Revenue

The following table displays components that contributed 15% or more of the Company’s total operating revenue.

	Percentage of Total Operating Revenue For the Year Ended December 31,
Revenue Component	2021	2020
Interest and Fees on Loans	65.38%	66.45%
Interest on Investments	18.52%	17.73%
Noninterest Income	15.78%	15.29%

Market Area

The Company serves customers through its offices in southwest Virginia, including the counties of Montgomery, Giles, Tazewell, Washington, Wythe, Roanoke and Pulaski, as well as the cities of Galax, Radford and Roanoke.  The Company’s market area also includes neighboring counties and cities, including the Virginia counties of Carroll, Grayson, Smyth, Botetourt, Craig, Russell and Bland, and cities of Salem and Bristol, the southernmost tip of West Virginia including the counties of Mercer, Monroe and McDowell, the North Carolina counties of Surry and Alleghany and the Tennessee city of Bristol and counties of Washington and Sullivan.

Although largely rural, the market area is home to two major state-supported universities, Virginia Polytechnic Institute and State University (“Virginia Tech”) and Radford University, two smaller colleges and four community colleges. Virginia Tech, located in Blacksburg, Virginia, is the area’s largest employer and is Virginia’s second largest university. In recent years, Virginia Tech’s Corporate Research Center has brought a number of technology-related companies to Montgomery County.

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

NBI’s market area offers the advantages of a good quality of life, scenic beauty, moderate climate and historical and cultural attractions. The region has had success attracting retirees, particularly from the Northeast and urban northern Virginia. Because NBI’s market area is economically diverse and includes large public employers, it has historically avoided the most extreme effects of past economic downturns. Future economic challenges may impact unemployment and other economic indicators that could negatively affect the Company’s market.

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

Organization and Employment

NBI, NBB and NBFS are organized in a holding company/subsidiary structure. At December 31, 2021, NBB had 218 full time equivalent employees and NBFS had 3 full time equivalent employees. NBB performs services and charges commensurate fees to NBI and NBFS.

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

The Virginia Banking Act. The Virginia Banking Act requires all Virginia bank holding companies to register with the Virginia State Corporation Commission (the “Commission”). NBI is required to report to the Commission with respect to its financial condition, operations and management. The Commission may also make examinations of any bank holding company and its subsidiaries and must approve the acquisition by a Virginia bank holding company of ownership or control of more than 5% of the voting shares of any Virginia bank or bank holding company.

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

Capital and Related Requirements. In August, 2018, the Federal Reserve updated the Small Bank Holding Company Policy Statement (the “Statement”), in compliance with the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”).  The Statement, among other things, exempts qualified bank holding companies that have consolidated total assets of less than $3 billion from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements.  The Company qualifies as a small bank holding company and is no longer subject to regulatory capital requirements on a consolidated basis.

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

The Economic Growth, Regulatory Reform and Consumer Protection Act of 2018. In May 2018 the EGRRCPA amended provisions of the Dodd-Frank Act and other statutes administered by banking regulators. Among these amendments are provisions to tailor applicability of certain of the enhanced prudential standards for Systemically Important Financial Institutions (“SIFI’s”) and to increase the $50 billion asset threshold in two stages to $250 billion to which these enhanced standards apply. The EGRRCPA exempts insured depository institutions (and their parent companies) with less than $10 billion in consolidated assets and that meet certain tests from the Volker Rule (which prohibits banks from conducting certain investment activities with their own accounts). As discussed below, pursuant to EGRRCPA, regulators finalized an optional, simplified measure of capital adequacy, which is commonly known as the “community bank leverage ratio” (“CBLR”) framework, for qualifying financial institutions with less than $10 billion in consolidated assets. If the financial institution maintains its tangible equity above the CBLR, it will be deemed in compliance with the various regulatory capital requirements currently in effect. The EGRRCPA also increased the asset threshold from $1 billion to $3 billion for financial institutions to qualify for an 18 month on site examination schedule. The EGRRCPA changes numerous other regulatory requirements based on the size and complexity of financial institutions, particularly benefiting smaller institutions like the Company.

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

Deposit Insurance. NBB has deposits that are insured by the FDIC. The FDIC maintains a Deposit Insurance Fund (“DIF”) that is funded by risk-based insurance premium assessments on insured depository institutions. Assessments are determined based upon several factors, including the level of regulatory capital and the results of regulatory examinations. The FDIC may adjust assessments if the insured institution’s risk profile changes or if the size of the DIF declines in relation to the total amount of insured deposits. An institution’s assessment base is consolidated total assets less its average tangible equity as defined by the FDIC. The FDIC has authority to impose special measures to boost the deposit insurance fund such as prepayments of assessments and additional special assessments.

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

Risk-weighted assets are assets on the balance sheet as well as certain off-balance sheet items, such as standby letters of credit, to which weights between 0% and 1250% are applied, according to the risk of the asset type. Common Equity Tier 1 Capital (“CET1”) is capital according to the balance sheet, adjusted for goodwill and intangible assets and other prescribed adjustments. At NBB’s election, CET1 is also adjusted to exclude accumulated other comprehensive income. Tier 1 Capital is CET1 adjusted for additional capital deductions. Total Capital is Tier 1 Capital increased for the allowance for loan losses and adjusted for other items. The Leverage Ratio is the ratio of Tier 1 Capital to total average assets, less goodwill and intangibles and certain deferred tax assets. As of December 31, 2021, NBB’s capital ratios exceeded the above minimum ratios including the capital conservation buffer.

NBB is also subject to the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as amended, which incorporates a CET1 ratio and increases certain other capital ratios. To be classified as well capitalized under the regulations, NBB must have the following minimum capital ratios: (i) a CET1 ratio of at least 6.5%; (ii) a Tier 1 Capital to Risk Weighted Assets ratio of at least 8.0%; (iii) a Total Capital to Risk Weighted Assets ratio of at least 10.0%; and (iv) a Leverage Ratio of at least 5.0%. NBB exceeded the thresholds to be considered well capitalized as of December 31, 2021.

Pursuant to the EGRRCPA, regulators have provided for an optional, simplified measure of capital adequacy, the CBLR framework, for qualifying community banking organizations with consolidated assets of less than $10 billion. Banks that qualify, including NBB, may opt in to the CBLR framework. The CBLR framework eliminates the requirement to comply with capital ratios disclosed above and, instead, requires the disclosure of a single leverage ratio, with a minimum requirement of 9%. The Bank has not opted in to the CBLR framework at this time.

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

Mortgage Banking Regulation. NBB is subject to rules and regulations that, among other things, establish standards for mortgage loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers, in some cases restrict certain loan features and fix maximum interest rates and fees, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level. NBB is also subject to rules and regulations that require the collection and reporting of significant amounts of information with respect to mortgage loans and borrowers.  NBB’s mortgage origination activities are subject to the Federal Reserve’s Regulation Z, which implements the Truth in Lending Act. Certain provisions of Regulation Z require creditors to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms.

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. As of December 31, 2021, the Company had not been made aware of any instances of non-compliance with the final guidance.

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

On November 18, 2021, the federal bank regulatory agencies issued a final rule, effective April 1, 2022, imposing new notification requirements for cybersecurity incidents.  The rule requires financial institutions to notify their primary federal regulator as soon as possible and no later than 36 hours after the institution determines that a cybersecurity incident has occurred that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the institution’s: (i) ability to carry out banking operations, activities, or processes, or deliver banking products and services to a material portion of its customer base, in the ordinary course of business, (ii) business line(s), including associated operations, services, functions, and support, that upon failure would result in a material loss of revenue, profit, or franchise value, or (iii) operations, including associated services, functions and support, as applicable, the failure or discontinuance of which would pose a threat to the financial stability of the United States.

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

Coronavirus Aid, Relief, and Economic Security Act and Consolidated Appropriations Act (the "CARES Act"). In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020 and the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law on December 27, 2020.  Among other things, the CARES Act and CAA include provisions impacting financial institutions, such as temporarily modifying the CBLR framework, as well as the following:

●

Temporary Troubled Debt Restructurings Relief. The CARES Act allowed banks to elect to suspend requirements under U.S. generally accepted accounting principles (“GAAP”) for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a troubled debt restructuring (“TDR”), including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2020.  Federal banking agencies were required to defer to the determination of the banks making such suspension.  The CAA extended this temporary relief until the earlier of 60 days after the termination date of the national emergency or January 1, 2022.

●

Small Business Administration Paycheck Protection Program. The CARES Act created, and the CAA extended, the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”).  Under the PPP, money was authorized for small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt.  The loans were provided through participating financial institutions, such as the Bank, that processed loan applications and service the loans.

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

Company Website

NBI maintains a website at www.nationalbankshares.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available on its website as soon as is practical after the material is electronically filed with the Securities and Exchange Commission (“SEC”). The Company’s proxy materials for the 2022 annual meeting of stockholders are also posted on a separate website at www.investorvote.com/NKSH. Access through the Company’s websites to the Company’s filings is free of charge. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy, and information statements, and other information the Company files electronically with the SEC.

Executive Officers of the Company

The following is a list of names and ages of all executive officers of the Company; their terms of office as officers; the positions and offices within the Company held by each officer; and each person’s principal occupation or employment during the past five years.

Name	Age	Offices and Positions Held	Year Elected an Officer/Director
F. Brad Denardo	69	National Bankshares, Inc.: Chairman, President and Chief Executive Officer (“CEO”), May 2019 to Present; President and CEO, September 2017 – May 2019; Executive Vice President, April 2008 – August 2017. The National Bank of Blacksburg: Chairman, September 2017 to Present; President & CEO, July 2014 to Present; Executive Vice President/Chief Operating Officer, October 2002 – July 2014. National Bankshares Financial Services, Inc.: Chairman, President and CEO of National Bankshares Financial Services, Inc., September 2017 to Present; Treasurer, June 2011 to Present.	1989
David K. Skeens	55	National Bankshares, Inc.: Treasurer and Chief Financial Officer (“CFO”), January 2009 to Present. The National Bank of Blacksburg: Senior Vice President/Operations & Risk Management & CFO, January 2009 to Present; Senior Vice President/Operations & Risk Management, February 2008 – January 2009; Vice President/Operations & Risk Management, April 2004 - February 2008.	2009
Lara E. Ramsey	53	National Bankshares, Inc.: Corporate Secretary, June 2016 to Present. The National Bank of Blacksburg: Senior Vice President/Administration, January 2018 to Present. National Bankshares, Inc.: Senior Vice President/Administration, June 2011 – December 2017. National Bankshares, Inc.: Vice President/Human Resources, January 2001 – June 2011.	2016
Paul M. Mylum	55	The National Bank of Blacksburg: Executive Vice President/Chief Lending Officer, November 2019 to Present. The National Bank of Blacksburg: Senior Vice President/Chief Lending Officer, August 2016 – November 2019. The National Bank of Blacksburg: Senior Vice President/Loans, August 2012 – August 2016.	2012

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

The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, residential mortgages, home equity loans and lines of credit, consumer and other loans. Many of these loans are secured by real estate (both residential and commercial). As of December 31, 2021, 82.6% of all loans were secured by mortgages on real property. Substantially all of the Company’s real property collateral is located in its market area. If there is a decline in real estate values, especially in the Company’s market area, the collateral for loans would deteriorate and provide significantly less security to the Company. In the event the Company forecloses on a loan that is collateralized with property having reduced market value, the Company may suffer a recovery loss.

The Bank has a moderate concentration of credit exposure in commercial real estate, and loans with this type of collateral are viewed as having more risk of default.

As of December 31, 2021, the Bank had approximately $405,722 in loans secured by commercial real estate, representing approximately 51.5% of total loans outstanding at that date. The real estate consists primarily of multi-family housing, non-owner-operated properties and other commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. It may be more difficult for commercial real estate borrowers to repay their loans in a timely manner, as commercial real estate borrowers’ abilities to repay their loans frequently depends on the successful rental of their properties. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because the Bank’s loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in the percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on the Company’s financial condition.

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

Our loan portfolio’s credit risk and the risk of loan losses may increase if economic conditions worsen due to the ongoing COVID-19 pandemic.

If the COVID-19 pandemic depresses business activity, it is likely to result in a higher rate of business closures and increased job losses in the region in which we do business. If, in response to the COVID-19 pandemic, public colleges and universities in our market area experience reduced enrollment or in-person learning, or reduced attendance at sporting events, employment levels in our area may also be adversely affected. These factors would increase the likelihood that more of our customers would become delinquent or default on their loans. A higher level of loan defaults could result in higher loan losses, which could adversely affect our result of operations and financial condition.

The risk of loss in our investment portfolio may increase if economic conditions worsen due to the ongoing COVID-19 pandemic or if interest rates change rapidly.

The Company holds both corporate and municipal bonds in its investment portfolio. An economic downturn due to the COVID-19 pandemic could increase the actual or perceived risk of default by both corporate and government issuers and, in either case, could adversely affect the value of these investments. In addition, the value of these investments could be adversely affected by a change in interest rates and related factors, including the pricing of securities.

The ongoing COVID-19 pandemic may adversely affect the Company’s current or future impaired loans.

The impact of the COVID-19 pandemic continues to present uncertainty and may lead to additional loans designated as impaired in future quarters.  Cash flow assumptions associated with impaired loans measured under the cash flow method may be impacted if borrowers are further distressed by the economic impacts of the COVID-19 pandemic, resulting in lower measurements and higher funding requirements for the allowance for loan losses.  Real estate activity in the Company’s market over the most recent 12 months has been robust.  However, if the COVID-19 pandemic begins to negatively impact the real estate markets in which the Company’s collateral resides, the fair value of impaired loans measured using the collateral method could decline and may result in charge-offs.

The expiration of federal government aid related to the COVID-19 pandemic to assist borrowers may increase credit risk.

Federal aid from the CARES Act, the CAA and other regulations assisted borrowers during 2020 and 2021 for COVID-19 pandemic-related hardship.  With the expiration of the aid, borrowers may face increased difficulty in servicing debt, which could result in loan losses and adversely affect the Company’s financial condition and results of operation.

MARKET RISK

If competition increases, our business could suffer, which could result in loan losses and adversely affect the Company’s financial condition and results of operations.

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

Consumers may increasingly decide not to use the Bank to process their financial transactions, which would have a material adverse impact on the Company’s financial condition and operations.

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

The expected replacement or discontinuation of the London Interbank Offered Rate (“LIBOR”) as a benchmark interest rate and a transition to an alternative reference interest rate could present operational problems and result in market disruption.

The administrator of LIBOR has announced its intention to extend the publication of most tenors of LIBOR for U.S. dollars through June 30, 2023 and ceased publishing other LIBOR tenors on December 31, 2021.  Management cannot predict whether or when LIBOR will actually cease to be available, whether the Secured Overnight Funding Rate (“SOFR”), will become the market benchmark in its place or what impact such a transition may have on the Company’s business, financial condition and results of operations.

The Federal Reserve, based on the recommendations of the Federal Reserve Bank of New York’s Alternative Reference Rate Committee, has begun publishing SOFR, which is intended to replace LIBOR, and has encouraged banks to transition away from LIBOR as soon as practicable. Although SOFR appears to be the preferred replacement rate for LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside of the United States. The replacement of LIBOR also may result in economic mismatches between different categories of instruments that now consistently rely on the LIBOR benchmark. Markets are slowly developing in response to these new rates, and questions around liquidity in these rates and how to appropriately adjust these rates to eliminate any economic value transfer at the time of transition remain a significant concern.

The Company has a small number of loans, purchased through participation with larger banks, with attributes that are either directly or indirectly dependent on LIBOR. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition from LIBOR could create additional cost and risk, with potential to adversely impact the Company’s financial condition and results of operations.

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

As a financial institution, we are vulnerable to and are the target of cybersecurity attacks that attempt to access our digital technology systems, disarm and/or bypass system safeguards, access customer data and ultimately increase the risk of economic and reputational loss.

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

The Company has experienced many attempted cybersecurity attacks, of which two resulted in a breach.  The Company estimates that the probability of future attempted cyber-attacks is high.  To reduce the risk of loss from cyber-attacks, the Company has incurred costs related to advisory expenses, insurance premiums, system monitoring and testing, and installing new technological infrastructure and defenses.  If the Company experiences a cyber-breach, these costs will increase and the Company will also likely incur additional litigation, reputational harm and regulatory costs.

Insurance may not cover losses from cybersecurity attacks.

The Company has invested in insurance related to cybersecurity.  Insurance policies are necessary to protect the Company from major losses but may be written in such a way as to limit the protection from certain risks, including cyber risks.  If the insurance carrier denies coverage of losses, the Company may litigate.  Because of policy technicalities, litigation may not result in a favorable outcome for the Company.  Litigation will result in additional legal expense.

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

Regulatory capital standards may have an adverse effect on the Company’s profitability, lending, and ability to pay dividends on the Company’s securities.

The Company is subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital that the Company and the Bank must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. If the Company fails to meet these minimum capital guidelines and/or other regulatory requirements, its financial condition would be materially and adversely affected. The Basel III Capital Rules require bank holding companies and their subsidiaries to maintain significantly more capital as a result of higher required capital levels and more demanding regulatory capital risk weightings and calculations. While the Company is exempt from these capital requirements under the Statement, the Bank is not exempt and must comply. The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as amended. Satisfying capital requirements may require the Company to limit its banking operations, retain net income or reduce dividends to improve regulatory capital levels, which could negatively affect its business, financial condition and results of operations.

Changes in accounting standards could impact reported earnings.

The authorities who promulgate accounting standards, including the Financial Accounting Standards Board (“FASB”), SEC, and other regulatory authorities, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes are difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of consolidated financial statements for prior periods. Such changes could also require the Company to incur additional personnel or technology costs. Notably, guidance issued in June 2016 requires a change in the calculation of credit reserves from using an incurred loss model to using the current expected credit losses model (“CECL”). During 2019, the standard’s effective date was delayed for the Company and other qualifying institutions until January 1, 2023. The Company formed a management committee to prepare for the new standard. The committee implemented data collection measures, researched forecasting resources, studied applicable loss calculations and has begun running preliminary CECL models concurrent with the incurred loss model. To implement the standard, the Company will incur costs related to documentation, technology, training and increased audit expenses to validate the model. Implementation could significantly impact our required credit reserves. Other impacts to capital levels, profit and loss and various financial metrics will also result.

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

Climate change and related legislative and regulatory initiatives may result in operational changes and expenditures that could significantly impact the Company’s business.

The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. Federal and state legislatures and regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. The federal banking agencies, including the OCC, have emphasized that climate-related risks are faced by banking organizations of all types and sizes and are in the process of enhancing supervisory expectations regarding banks’ risk management practices. In December 2021, the OCC published proposed principles for climate risk management by banking organizations with more than $100 billion in assets. The OCC also has appointed its first ever Climate Change Risk Officer and established an internal climate risk implementation committee in order to assist with these initiatives and to support the agency’s efforts to enhance its supervision of climate change risk management.  Similar and even more expansive initiatives are expected, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change.  To the extent that these initiatives lead to the promulgation of new regulations or supervisory guidance applicable to the Company, the Company would likely experience increased compliance costs and other compliance-related risks.

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

If the economy suffers a recession, our credit risk will increase and there could be greater loan losses.

If the economy suffers a recession, it is likely to result in a higher rate of business closures and increased job losses in the region in which we do business. These factors would increase the likelihood that more of our customers would become delinquent or default on their loans. A higher level of loan defaults could result in higher loan losses, which could adversely affect our result of operations and financial condition.

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

Widespread health emergencies, such as the current COVID-19 pandemic, can disrupt our operations through their impact on our employees, customers and their businesses, and the communities in which we operate. Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, negatively impact regional economic conditions, result in a decline in local loan demand, loan originations and deposit availability and negatively impact the implementation of our growth strategy. Any one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

The ongoing COVID-19 pandemic may adversely affect the Company’s business, financial condition and operations; the extent of such impacts are highly uncertain and difficult to predict.

Global health and economic concerns relating to the COVID-19 pandemic has had a material adverse impact on the macroeconomic environment and significantly increased economic uncertainty.

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
•

the allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods or after the cessation of government aid, which will adversely affect the Company’s net income;

•

operational failures, disruptions or inefficiencies due to changes in the Company’s normal business practices necessitated by its internal measures to protect the Company’s employees and government-mandated measures intended to slow the spread of the virus;

•	possible business disruptions experienced by vendors and business partners in carrying out work that supports the Company’s operations;
•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of the cash dividend paid to the Company’s shareholders;
•	any financial liability, credit losses, litigation costs or reputational damage resulting from the Company’s origination of loans under the SBA’s PPP; and
•	heightened levels of cyber and payment fraud, as cyber criminals try to take advantage of the disruption and increased online activity brought about by the COVID-19 pandemic.

The extent to which the COVID-19 pandemic impacts the Company’s business, liquidity, financial condition and operations will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, its duration and severity, the actions to contain it or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. In addition, the rapidly changing and unprecedented nature of COVID-19 heightens the inherent uncertainty of forecasting future economic conditions and their impact on the Company’s loan portfolio, thereby increasing the risk that the assumptions, judgments and estimates used to determine the allowance for loan losses and other estimates are incorrect. Further, the Company’s program providing loan payment extensions and interest only periods could delay or make it difficult to identify the extent of asset quality deterioration during the period of relief. As a result of these and other conditions, the ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change, and the Company cannot predict the full extent of the impacts on its business or operations, or the local and national economy as a whole. To the extent any of the foregoing risks or other factors that develop as a result of COVID-19 materialize, it could exacerbate the risk factors above, or otherwise materially and adversely affect the Company’s business, liquidity, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

There are no unresolved staff comments.

Item 2. Properties

NBB owns and has a branch bank in NBI’s headquarters building located at 101 Hubbard Street, Blacksburg, Virginia. NBB’s main office is at 100 South Main Street, Blacksburg, Virginia. NBB owns an additional eighteen branch offices and a private office location for support functions and it leases four branch locations and a loan production office. We believe that existing facilities are adequate for current needs and to meet anticipated growth.

Item 3. Legal Proceedings

NBI, NBB, and NBFS are not currently involved in any material pending legal proceedings. There are no legal proceedings against the Company related to cybersecurity.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information and Dividends

NBI’s common stock is traded on the Nasdaq Capital Market under the symbol “NKSH.” As of December 31, 2021, there were 560 record stockholders of NBI common stock.

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

On May 12, 2021, NBI’s Board of Directors approved the repurchase of up to 1,000,000 shares of the Company’s common stock. The authorization extends from June 1, 2021 to May 31, 2022. During 2021, the Company repurchased 368,083 shares, of which 87,400 shares were repurchased under a prior repurchase plan in effect from June 1, 2020 to May 31, 2021 and 106,121 shares were repurchased under the plan that became effective June 1, 2021. The Company may yet repurchase 893,879 shares under the program. The Company’s share repurchase program does not obligate it to acquire any specific number of shares or any shares at all. During 2020, the Company repurchased 57,554 shares under prior repurchase authorizations.

Purchases of Equity Securities by the Issuer

Share repurchase activity during the fourth quarter of 2021 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Number of Shares that May Yet Be Purchased Under the Program
October 1, 2021 – October 31, 2021	1,400	$37.08	1,400	925,500
November 1, 2021 – November 30, 2021	31,621	38.51	31,621	893,879
Total during fourth quarter 2021	33,021	$38.45	33,021

Item 6. [Reserved]

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
●

steps the Company takes in response to the COVID-19 pandemic, the severity and duration of the COVID-19 pandemic, the uncertainty regarding new variants of COVID-19 that have emerged, the speed and efficacy of vaccine and treatment developments, the impact of loosening or tightening of government restrictions, the pace of recovery when the COVID-19 pandemic subsides and the heightened impact it has on many of the risks described herein,

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

Cybersecurity

The Company considers cybersecurity risk to be one of the greatest risks to its business. We have deployed a multi-faceted approach to limit the risk and impact of unauthorized access to customer accounts and to information relevant to customer accounts. We use digital technology safeguards, internal policies and procedures, and employee training to reduce the exposure of our systems to cyber-intrusions. The Company also requires assurances from key vendors regarding their cybersecurity.

We control functionalities of online and mobile banking to reduce risk.  We do not offer online account openings or loan originations.  We do not permit customers to submit address changes or wire requests through online banking, and we limit the dollar amount of online banking transfers to other banks.  We require a special vetting process for commercial customers who wish to originate ACH transfers.

Further, the Company has a program to identify, mitigate and manage its cybersecurity risks.  The program includes penetration testing and vulnerability assessment, technological defenses such as antivirus software, patch management, firewall management, email and web protections, an intrusion prevention system, a cybersecurity insurance policy which covers some but not all losses arising from cybersecurity breaches, as well as ongoing employee training.  The cost of these measures was $357 for 2021 and $379 for 2020. These costs are included in various categories of noninterest expense.

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

$ in thousands	Year ended December 31,
	2021	2020
GAAP measures:
Interest and fees on loans	$34,923	$34,523
Interest on interest-bearing deposits	170	276
Interest and dividends on securities - taxable	7,960	7,383
Interest on securities - nontaxable	1,934	1,826
Total interest income	$44,987	$44,008

Interest on deposits	$3,098	$5,837

Net interest income	$41,889	$38,171

Non-GAAP measures:
Tax benefit on nontaxable loan income	$318	$444
Tax benefit on nontaxable securities income	643	564
Total tax benefit on nontaxable interest income	$961	$1,008
Total tax-equivalent net interest income	$42,850	$39,179

Efficiency Ratio

The efficiency ratio is computed by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income, excluding certain items management deems unusual or non-recurring. The tax rate used to calculate the fully taxable equivalent basis is 21%. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. The components of the efficiency ratio calculation are summarized in the following table.

$ in thousands	Year ended December 31,
	2021	2020
Noninterest expense	$26,080	$24,970

Taxable-equivalent net interest income	$42,850	$39,179
Noninterest income	8,426	7,944
Less: partnership income (1)	(467)	(332)
Less: realized securities gains	(6)	(108)
Total income for ratio calculation	$50,803	$46,683

Efficiency ratio	51.34%	53.49%

(1)

During the first quarter of each year, the Company adjusts its basis in partnership interests. During 2021 and 2020, the adjustment resulted in recognition of a gain.  During 2021, the Company also received a one-time payout from a partnership interest. The gains and one-time payout are reflected in other income.

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

Presented below is a discussion of accounting policies that are the most important to the portrayal and understanding of the Company’s financial condition and results of operations. Please refer to Note 1 of Notes to Consolidated Financial Statements for additional information on the Company’s accounting policies. Critical accounting policies require management’s most difficult, subjective, and complex judgments about matters that are inherently uncertain. If conditions occur that differ from our assumptions, depending upon the severity of such differences, the Company’s financial condition or results of operations may be materially impacted. The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them as needed.

Allowance for Loan Losses

The Company evaluates the allowance each quarter through a methodology that estimates losses on individual impaired loans and evaluates the effect of numerous factors on the credit risk of groups of homogeneous loans (collectively-evaluated loans).

Impaired loans

Impaired loans are identified through the Company’s credit risk rating process. Generally, impaired loans have risk ratings that indicate higher risk, such as “classified” or “special mention.” Nonaccrual loan relationships that meet the Company’s balance threshold of $250 are designated impaired. Other loan relationships that meet the Company’s balance threshold of $250 and for which a credit review identified a weakness that indicates principal and interest will not be collected according to the loan terms. All TDRs, regardless of size or past due status are designated impaired.

Troubled debt restructurings

Loan modifications are reviewed to determine whether, at the time of the modification, the borrower is experiencing financial difficulty and whether the Company provided a concession that it would not otherwise consider. With the exception of borrowers affected by COVID-19 in 2020 or 2021 who fell under the provisions of the CARES Act and CAA, modified loans that meet this criteria are designated TDRs.

Individual evaluation

At the reporting date, the fair value of each impaired loan is estimated using either the cash flow method or the collateral method.

Cash flow method

The cash flow method is applied to loans that are not collateral dependent and for which cash flows may be estimated. The cash flow method measures fair value using assumptions specific to each loan, including expected amount and timing of cash flows and discount rate. For TDR loans, the discount rate is the rate immediately prior to the modification that resulted in a TDR. If an impaired loan evaluated under the cash flow method becomes 90 days or more past due, it is examined to determine whether the late payment indicates collateral dependency or cash flows below those that were used in the fair value measurement.

Collateral method

The collateral method is applied to impaired loans that are collateral-dependent, for which foreclosure is imminent or for which non-collateral repayment sources are determined not to be available or reliable. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. Fair value is based upon the “as-is” value of independent appraisals or evaluations.

Impaired loans secured by residential 1-4 family properties with outstanding principal balances greater than $250 are valued using an appraisal. Appraisals are also used to value impaired loans secured by commercial real estate with outstanding principal balances greater than $500. Impaired loans secured by residential 1-4 family property with outstanding principal balances of $250 or less, or secured by commercial real estate with outstanding principal balances of $500 or less, are valued using a real estate evaluation prepared by a third party.

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

Nonaccrual status of impaired loans

Nonaccrual status is applied to impaired loans that are not TDRs and for which fair value measurement indicates an impairment loss. Nonaccrual status is applied to TDRs that allow the borrower to discontinue payments of principal or interest for more than 90 days, unless the modification provides reasonable assurance of repayment performance and collateral value supports regular underwriting requirements. TDRs that maintain current status for at least a six-month period, including history prior to restructuring, may accrue interest. Impaired loans with partial charge-offs are maintained as impaired until the remaining balance is satisfied.

Collectively evaluated loans

Non-impaired loans are grouped by portfolio segments. Portfolio segments are further divided into smaller loan classes. Loans within a segment or class have similar risk characteristics. Credit loss on collectively-evaluated loans is estimated by applying to current class balances the class historical charge-off rates and percentages for qualitative factors that affect credit risk.

Qualitative factors include changes in national and local economic and business conditions, the nature and volume of classes within the portfolio, loan quality, loan officers’ experience, lending policies and the Company’s loan review system. The qualitative factor allocations are determined for pass-rated loans.  To reflect the increased risk of criticized assets, qualitative factor allocations are multiplied by 150% for special mention loans, and multiplied by 200% for classified loans.

Loss rates

Loss rates are calculated for and applied to individual classes by averaging loss rates over the most recent eight quarters. The loss rate calculation for each class includes losses and recoveries on all loans within the class, including TDRs and other impaired loans. The look-back period of eight quarters is applied consistently among all classes.

Two loss rates for each class are calculated: total net charge-offs for the class as a percentage of average class loan balance (“class loss rate”), and total net charge-offs for the class as a percentage of average classified loans in the class (“classified loss rate”). Net charge-offs in both calculations include charge-offs and recoveries for all loans within the class, including classified and non-classified loans, as well as impaired and TDR loans. Class historical loss rates are applied to collectively evaluated pass-rated loan balances and special mention rated loan balances, and classified historical loss rates are applied to collectively evaluated classified loan balances.

Qualitative factor allocations

The analysis of certain factors results in standard allocations to all classes. These factors include the risk from changes in lending policies, loan officers’ experience, changes in loan review, and economic factors including local unemployment levels, local bankruptcy rates, interest rate environment, and competition/legal/regulatory environments. Standard allocations for residential vacancy rates and housing inventory are applied to the following classes: all classes within the consumer real estate segment, residential construction, investor-owned residential real estate, multifamily loans, other commercial real estate and state and political subdivision loans.

Qualitative factors incorporate economic data targeted to the Company’s market. If market–specific information is not available on a timely basis, regional or national information that historically shows a high degree of correlation to market data may be used.

Also applied to all segments and classes is an economic factor implemented to address COVID-19 uncertainty: national unemployment filings. Due to continuous developments related to the COVID-19 pandemic, current data is valuable in assessing risk. Local unemployment data lags the reporting date but historical analysis determined that local unemployment filings were closely correlated to national unemployment filings.

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

Nonaccrual status

The Company reviews loans with certain risk indicators to determine whether the loans should be placed on nonaccrual status, including loans that exceed 90 days past due, loans rated classified, and loans with a non-COVID 19 related modification that provides relief from payments of interest or principle for more than 90 days.

Loans in nonaccrual are reviewed on an individual loan basis to determine whether they may return to accrual status. To return to accrual status, the Company’s analysis must determine that future payments are reasonably assured. To satisfy this criteria, the Company’s evaluation must determine that the underlying cause of the original delinquency or weakness that indicated nonaccrual status has been resolved, such as receipt of new guarantees, increased cash flows that cover the debt service or other resolution. Nonaccrual loans that demonstrate reasonable assurance of future payments and that have made at least six consecutive payments in accordance with repayment terms and timeframes may be returned to accrual status.

Sales, purchases and reclassification of loans

The Company finances consumer real estate mortgages under “best efforts” contracts with mortgage purchasers. The mortgages are designated as held for sale upon initiation. There have been no major reclassifications from portfolio loans to held for sale. Mortgages held for sale are not included in the calculation of the allowance for loan losses.

Occasionally, the Company purchases or sells participations in loans. All participation loans purchased met the Company’s normal underwriting standards at the time the participation was entered. Participation loans are included in the appropriate portfolio balances to which the allowance methodology is applied.

Unallocated surplus

In addition to funding the allowance for loan losses based upon data analysis, the Company has the option to fund an unallocated surplus in excess to the calculated requirement, based upon management judgement.  The Company’s policy permits an unallocated surplus of between 0% and 5% of the calculated requirement.  At December 31, 2021, management provided an unallocated surplus of 4.9% to reflect the uncertainty presented by the ongoing COVID-19 pandemic.

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

The estimate of the allowance for December 31, 2021 considered market conditions as of December 31, 2021 where possible, and the most recent available information when data was not available as of December 31, 2021, portfolio conditions and levels of delinquencies at December 31, 2021, and net charge-offs in the eight quarters prior to the quarter ended December 31, 2021. For additional discussion of the allowance, see Note 5 of the Notes to Consolidated Financial Statements and the subsections “Asset Quality,” and “Provision and Allowance for Loan Losses” below.

Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value based test. The Company contracts with a third party valuation expert to perform impairment testing in the fourth quarter of each year. The Company’s most recent impairment test was performed using data from September 30, 2021. Accounting guidance provides the option of performing preliminary assessment of qualitative factors to determine whether impairment testing is necessary. The Company opted not to perform the preliminary assessment. The Company’s goodwill impairment analysis considered three valuation techniques appropriate to the measurement. The first technique uses the Company’s market capitalization as an estimate of fair value; the second technique estimates fair value using current market pricing multiples for companies comparable to the Company; while the third technique uses current market pricing multiples for change-of-control transactions involving companies comparable to the Company. The analysis did not result in an impairment assessment.

Certain key judgments were used in the valuation measurement. Goodwill is held by the Company’s bank subsidiary. The bank subsidiary is 100% owned by the Company, and no market capitalization is available. Because most of the Company’s assets are comprised of the bank subsidiary’s equity, the Company’s market capitalization was used to estimate the Bank’s market capitalization. Other judgments include the assumption that the companies and transactions used as comparables for the second and third technique were appropriate to the estimate of the Company’s fair value, and that the comparable multiples are appropriate indicators of fair value, and compliant with accounting guidance.

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

Performance Summary

The COVID-19 pandemic continued to impact the Company in 2021, although in somewhat different respects than the impact in 2020. During 2020, the Company worked with borrowers impacted by the COVID-19 pandemic to provide payment relief, which reduced interest income on certain loans within the portfolio. Adverse economic indicators escalated credit risk, increasing provision for loan loss expense. Positive effects of the COVID-19 pandemic resulted from the low interest rate environment, which fueled refinance activity and gains from the sale of mortgages. The Company also participated in the SBA’s PPP loan program and recognized increased fee income.

During 2021, the Company recognized additional fee income from PPP loans. Pandemic-related modifications slowed significantly and there are currently no loans under modified terms related to the COVID-19 pandemic. Economic indicators improved markedly and the Company was able to recover some of the provision expense recognized in 2020.

Key performance ratios provide a summary of the Company’s results and allow comparison with results from prior years. The following table presents NBI’s key performance ratios for the years indicated:

	Year Ended December 31,
	2021	2020
Return on average assets	1.26%	1.15%
Return on average equity(1)	10.59%	8.21%
Basic net earnings per common share	$3.28	$2.48
Fully diluted net earnings per common share	$3.28	$2.48
Net interest margin (2)	2.81%	2.98%
Efficiency ratio (3)	51.34%	53.49%

(1)

During the year ended December 31, 2021, the Company repurchased 368,083 shares under its publicly announced stock repurchase plan. The repurchased shares reduced shareholders equity by $13,354 during 2021. During the year ended December 31, 2020, the Company repurchased 57,554 shares under its publicly announced stock repurchase plan. The repurchased shares reduced shareholders equity by $1,722 during 2020.

(2)

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

Growth

NBI’s key growth indicators are shown in the following table:

$ in thousands	12/31/2021	12/31/2020	Change
Securities and restricted stock	$686,925	$548,021	25.35%
Loans, net of unearned income and deferred fees and costs, and the allowance for loan losses	795,574	760,318	4.64%
Deposits	1,494,587	1,297,143	15.22%
Total assets	1,702,175	1,519,673	12.01%

Securities and restricted stock, loans and total assets increased when amounts at December 31, 2021 are compared with amounts at December 31, 2020. Customer deposits increased $197,444 or 15.22% from December 31, 2020, with the most substantial increase in interest-bearing deposits, as well as increases in noninterest-bearing deposits and savings deposits. Time deposits declined. The liquidity provided by the increase of deposits supported growth in loans of $35,256 or 4.64% and growth in securities and restricted stock of $138,904 or 25.35%.

Asset Quality

Key indicators of NBI’s asset quality are presented in the following table:

$ in thousands	12/31/2021	12/31/2020
Nonperforming loans(1)	$2,873	$3,685
Loans past due 90 days or more and accruing	90	17
Other real estate owned	957	1,553
Allowance for loan losses to loans(2)	0.96%	1.10%
Net charge-off ratio	0.05%	0.05%

(1)	Nonperforming loans are nonaccrual loans and TDRs in nonaccrual status. Accruing TDRs are not included.
(2)	Loans are net of unearned income and deferred fees and costs.

The Company monitors asset quality indicators in managing credit risk and in determining the allowance and provision for loan losses. As of December 31, 2021, nonperforming loans and other real estate improved when compared with levels at December 31, 2020, while accruing loans past due 90 days or more increased slightly. The net charge-off ratio remained steady from 2020 to 2021.

The Company’s risk analysis determined an allowance for loan losses of $7,674 at December 31, 2021, resulting in a recovery of previous provision expense of $398. This compares with an allowance for loan losses of $8,481 as of December 31, 2020, and a provision of $1,991 for the year ended December 31, 2020. The ratio of the allowance for loan losses to loans decreased to 0.96% at December 31, 2021, from 1.10% at December 31, 2020. The methodology for determining the allowance for loan losses relies on historical charge-off trends, modified by loan portfolio trends and economic indicators.

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

Net Interest Income

The Company’s primary source of revenue is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid on deposits and other interest-bearing liabilities. Net interest income is affected by various factors, including the Federal Reserve’s monetary policy, U.S. fiscal policy, competitive pressure, the level and composition of the interest-earning assets and the composition of interest-bearing liabilities. Changes in the Federal Reserve’s target interest rate immediately affect the yield on the Company’s interest-bearing deposits in other banks, and affect other interest-earning assets within a short time. The primary source of funds used to support the Company’s interest-earning assets is deposits. When the interest rate environment changes, the Company can immediately change rates on interest-bearing deposits and change offering rates on new time deposits. Existing time deposits commit the Company to the contractual rate for the length of the term. Time deposits provide a measure of stability in the cost of funds, but partially delay the Company’s ability to respond to downward rate movements.

The net interest margin for the year ended December 31, 2021 declined when compared with the year ended December 31, 2020. The Federal Reserve cut rates in March 2020 in an effort to counter the COVID-19 pandemic’s economic impact and maintained low interest rates throughout 2021. The low rates spurred high levels of loan refinance activity. Calls on securities surged and reinvestment opportunities for matured and called securities as well as investing excess liquidity from customer deposits resulted in lower yields for taxable and nontaxable securities. Further, uncertainty surrounding the length of time that customer deposits, bolstered by federal stimulus aid, will remain with the Bank resulted in a higher balance in interest-bearing deposits, which provides the lowest yielding investment opportunity. In response, the Company reduced offering rates on deposits in 2020 and 2021.

         Fees and interest income from PPP loans helped increase the net interest margin in 2021 and 2020. During 2020 and 2021, the Company generated 1,259 PPP loans with original principal balances totaling $83,023. The loans bear a contractual interest rate of 1%, supplemented by an origination fee which is accreted over the life of the loan. When loans are forgiven or paid off prior to maturity, the Company recognizes the outstanding origination fee at the date of forgiveness or payoff. PPP loans contributed interest and fee income of $2,711 for the year ended December 31, 2021 and $1,753 for the year ended December 31, 2020. As of December 31, 2021, gross PPP loans totaling $1,094 with net deferred fees of $42 remain on the balance sheet.

The frequency and/or magnitude of future changes in market interest rates and legislative changes are difficult to predict and may have a greater short-term impact on net interest income than adjustments by management. Please refer to the section titled “Analysis of Changes In Interest Income and Interest Expense” for further information related to rate and volume changes.

Analysis of Net Interest Earnings

The following table shows the major categories of interest‑earning assets and interest‑bearing liabilities, the interest earned or paid, the average yield or rate on the daily average balance outstanding, net interest income and net yield on average interest‑earning assets for the years indicated.

	December 31, 2021			December 31, 2020
$ in thousands	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans (1)(2)(3)(4)	$787,754	$35,241	4.47%	$769,819	$34,967	4.54%
Taxable securities(5)(6)	524,818	7,960	1.52%	401,952	7,383	1.84%
Nontaxable securities (2)(5)	80,059	2,577	3.22%	62,874	2,390	3.80%
Interest-bearing deposits	133,020	170	0.13%	81,639	276	0.34%
Total interest-earning assets	$1,525,651	$45,948	3.01%	$1,316,284	$45,016	3.42%
Interest-bearing liabilities:
Interest-bearing demand deposits	$811,661	$2,657	0.33%	$669,383	$3,759	0.56%
Savings deposits	190,997	174	0.09%	158,334	414	0.26%
Time deposits	86,089	267	0.31%	112,463	1,664	1.48%
Total interest-bearing liabilities	$1,088,747	$3,098	0.28%	$940,180	$5,837	0.62%
Net interest income(2) and interest rate spread		$42,850	2.73%		$39,179	2.80%
Net yield on average interest‑earning assets			2.81%			2.98%

(1)	Loans are net of unearned income and deferred fees and costs. Loans include loans held in portfolio and loans held for sale.
(2)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 21%.
(3)

Net loan fees included in interest income in 2021 are $2,558, of which $2,444 was related to PPP loans. Net loan fees included in interest income in 2020 are $1,441, of which $1,366 was related to PPP loans.

(4)	Nonaccrual loans are included in average balances for yield computations.
(5)	Daily averages are shown at amortized cost.
(6)	Includes restricted stock.

The following table reconciles net interest income on a fully-taxable equivalent basis to net interest income on a GAAP basis for the years indicated.

$ in thousands	December 31,
	2021	2020
Net interest income, GAAP	$41,889	$38,171
Taxable equivalent adjustment	961	1,008
Net interest income, fully taxable equivalent	$42,850	$39,179

Analysis of Changes in Interest Income and Interest Expense

The following table sets forth, for the years indicated, a summary of the changes in interest income and interest expense resulting from changes in average asset and liability balances (volume) and changes in average interest rates (rate).

$ in thousands	2021 Over 2020
	Changes Due To
	Rates(2)	Volume(2)	Net Dollar Change
Interest income: (1)
Loans	$(533)	$807	$274
Taxable securities	(1,430)	2,007	577
Nontaxable securities	(402)	589	187
Interest-bearing deposits	(226)	120	(106)
Increase (decrease) in income on interest-earning assets	$(2,591)	$3,523	$932
Interest expense:
Interest-bearing demand deposits	$(1,789)	$687	$(1,102)
Savings deposits	(312)	72	(240)
Time deposits	(1,077)	(320)	(1,397)
Increase (decrease) in expense of interest-bearing liabilities	$(3,178)	$439	$(2,739)
Increase in net interest income	$587	$3,084	$3,671

(1)	Taxable equivalent basis using a Federal income tax rate of 21%.
(2)

Variances caused by the change in rate multiplied by the change in volume have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each.

The low interest rate environment reduced interest income when the year ended December 31, 2021 is compared with the year ended December 31, 2020. However, greater volume more than offset the impact of rates, resulting in a net increase in interest income.

The Company’s reduced deposit offering rates saved $3,178 in interest expense, slightly offset by increased expense for higher volume when the year ended December 31, 2021 is compared with the year ended December 31, 2020.

Interest Rate Sensitivity

Interest rate risk is the risk to earnings or capital arising from movements in market interest rates. When interest-earning assets and interest-bearing liabilities reprice at different times or in different degrees or when call options are exercised, in response to change in market interest rates, future net interest income is impacted. When interest-earning assets mature or re-price more quickly than interest-bearing liabilities, the balance sheet is considered “asset sensitive”. An asset sensitive position will produce relatively more net interest income when interest rates rise and less net interest income when rates decline. Conversely, when interest-bearing liabilities mature or re-price more quickly than interest-earning assets in a given period, the balance sheet is considered “liability sensitive”. A liability sensitive position will produce relatively more net interest income when interest rates fall and less net interest income when rates increase.

The Company considers interest rate risk to be a significant risk and manages its exposure through policies approved by its Asset Liability Committee ("ALCO") and Board of Directors. ALCO reviews periodic reports of the Company's interest rate risk position, including results of simulation analysis. Simulation analysis applies interest rate shocks, hypothetical immediate shifts in interest rates, to the Company’s financial instruments and determines the impact to projected one-year net interest income and other key measures.

The following table shows the results of rate shocks on the one-year projected net interest income as of December 31, 2021 and 2020. For purposes of this analysis, noninterest income and expenses are assumed to be flat.

Rate Shift (bp)	Change in Projected Net Interest Income
	2021	2020
300	2.5%	8.0%
200	2.9%	3.6%
100	2.5%	0.5%
(-)100	0.0%	1.5%

Results of the simulation for net interest income at December 31, 2021 and December 31, 2020 indicate the Company is in an asset sensitive position. As a part of the simulation process, certain estimates and assumptions must be made. These include, but are not limited to, asset growth, the mix of assets and liabilities, the interest rate environment and local and national economic conditions. Asset growth and the mix of assets can, to a degree, be influenced by management. Other areas, such as the interest rate environment and economic factors, cannot be controlled. In addition, competitive pressures can make it difficult to price deposits and loans in a manner that optimally minimizes interest rate risk. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes; changes in market conditions and customer behavior; and changes in management strategies.

While the asset/liability management program is designed to protect the Company over the long term, it does not provide near-term protection from interest rate shocks, as interest rate sensitive assets and liabilities do not by their nature move up or down in tandem in response to changes in the overall rate environment. The Company’s profitability in the near term may be temporarily negatively affected in a period of rapidly rising or rapidly falling rates, because it takes some time for the Company’s portfolio to reflect changes to offering rates in response to a new interest rate environment.

Noninterest Income

The following table presents the Company’s noninterest income for the years indicated.

$ in thousands	Year Ended December 31,		Change
	2021	2020	Dollar	Percent
Service charges on deposits	$2,045	$1,966	$79	4.02%
Other service charges and fees	179	162	17	10.49%
Credit card fees, net	1,869	1,400	469	33.50%
Trust fees	1,792	1,662	130	7.82%
Bank-owned life insurance income	910	877	33	3.76%
Gain on sale of mortgage loans	364	676	(312)	(46.15)%
Other income	1,261	1,093	168	15.37%
Realized securities gains, net	6	108	(102)	(94.44)%
Total noninterest income	$8,426	$7,944	$482	6.07%

An enhanced fee schedule implemented in the latter half of 2020 benefitted income from service charges on deposits in 2021. Service charges on deposit accounts include account maintenance fees, fees for nonsufficient funds, ATM and wire transfer fees. Other service charges and fees include charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees from letters of credit and income from commissions on the sale of credit life, accident and health insurance.

Increased transactions improved credit card fees when the year ended December 31, 2021 is compared with the year ended December 31, 2020. Credit card fees are presented net of certain processing expenses and are dependent on the volume of transactions.

Trust fees increased when the year ended December 31, 2021 is compared with the year ended December 31, 2020. Trust fees are generated from a number of different types of accounts, including estates, personal trusts, employee benefit trusts, investment management accounts, attorney-in-fact accounts and guardianships. Trust income varies depending on the number and type of accounts under management and financial market conditions.

The Company purchased an additional $5,000 in bank-owned life insurance (“BOLI”) during 2021, contributing to increased income compared with 2020.

A robust housing market during 2020 and the Federal Reserve’s rate cuts in March 2020 spurred a high level of consumer real estate purchase activity and refinance activity, increasing the sale of mortgage loans. During the year ended December 31, 2021, activity returned to more conventional levels, decreasing the gain on sale of mortgage loans when the year ended December 31, 2021 is compared with the year ended December 31, 2020.

Other income benefitted in 2021 from increased commissions on sales of securities and insurance, compared with the year ended December 31, 2020. Other income includes dividends and increases in the Company’s equity-method investments, net gains from the sale of fixed assets, and revenue from investment and insurance sales.

During 2021, securities gains resulted solely from the call of securities. During 2020, the Company realized net securities gains of $43 on the sale of securities and $65 on calls of securities. The sale of securities was pursuant to a restructuring plan to manage interest rate risk.

Noninterest Expense

The following table presents the Company’s noninterest expense for the years indicated.

$ in thousands	Year Ended December 31,		Change
	2021	2020	Dollar	Percent
Salaries and employee benefits	$15,747	$14,674	$1,073	7.31%
Occupancy, furniture and fixtures	1,842	1,795	47	2.62%
Data processing and ATM	3,039	3,088	(49)	(1.59)%
FDIC assessment	422	198	224	113.13%
Net costs of other real estate owned	51	39	12	30.77%
Franchise taxes	1,425	1,340	85	6.34%
Other operating expenses	3,554	3,836	(282)	(7.35)%
Total noninterest expense	$26,080	$24,970	$1,110	4.45%

Salaries and employee benefits expense, which includes salaries, payroll taxes, health insurance, contributions to the employee stock ownership plan and employee 401(k), pension expense, incentives and salary continuation increased when 2021 is compared with 2020, due to normal compensation and staffing decisions as well as increased pension cost.

When the year ended December 31, 2021 is compared with the year ended December 31, 2020, occupancy, furniture and fixtures expense increased slightly, while data processing and ATM expense decreased slightly.

FDIC assessment expense increased from 2020 to 2021. The FDIC assessment is accrued based on a method provided by the FDIC. During the third quarter of 2019, the FDIC notified the Bank that it was eligible to use small bank assessment credits. The credits reduced expense for the first half of 2020, after which FDIC assessment expense returned to normal levels.

Net costs of other real estate owned ("OREO") increased slightly when the years ended December 31, 2021 and 2020 are compared. This expense category varies with the number of foreclosed properties owned by NBB and with the costs associated with each. It includes write-downs on OREO plus other costs associated with carrying these properties, as well as net gains or losses on the sale of other real estate. There were no write downs during 2021 and one write-down in 2020 totaling $9. Other costs for these properties in 2021 were $25, compared with $51 in 2020. The Company recorded a loss of $26 on the sale of OREO in 2021 and a gain of $21 on the sale of OREO in 2020. The Company currently has loans of $62 in process of foreclosure.

Franchise tax expense increased when the years ended December 31, 2021 and 2020 are compared. Franchise taxes are levied by the states in which NBB operates and are based upon NBB’s total equity at the prior year-end, adjusted for real estate taxes and certain other items.

The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs and charitable donations. Other operating expenses decreased when the years ended December 31, 2021 and 2020 are compared, primarily due to decreased non-service pension cost.

Income Taxes

Income tax expense for 2021 was $4,251 compared to $3,077 in 2020. The Company’s statutory tax rate was 21% for such years. The Company’s effective tax rates for 2021 and 2020 were 17.26% and 16.06%, respectively. The expected income tax expense based on the Company’s statutory tax rate differs from the actual income tax expense due to tax exempt income on municipal securities and loans. See Note 9 of the Notes to Consolidated Financial Statements for information relating to income taxes.

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

Provision and Allowance for Loan Losses

The Company’s risk analysis at December 31, 2021 determined an allowance for loan losses of $7,674 or 0.96% of loans net of unearned income and deferred fees and costs. The allowance at December 31, 2020 was $8,481 or 1.10% of loans net of unearned income and deferred fees and costs. The determination of the appropriate level for the allowance for loan losses resulted in a recovery of $398 for the twelve months ended December 31, 2021, compared with a provision of $1,991 for the twelve month period ended December 31, 2020. To determine the appropriate level of the allowance for loan losses, the Company considers credit risk for certain loans designated as impaired and for non-impaired (“collectively evaluated”) loans.

Individually Evaluated Impaired Loans

Individually evaluated impaired loans at December 30, 2021 were $5,878 gross and $5,880 net of unearned income and deferred fees and costs. There were no specific allocations to the allowance for loan losses as of December 31, 2021. At December 31, 2020, individually evaluated impaired loans totaled $4,903 gross and $4,905 net of unearned income and deferred fees and costs, with specific allocations to the allowance for loan losses totaling $75. The specific allocation is determined based on criteria particular to each impaired loan.

Collectively Evaluated Loans

Collectively evaluated loans totaled $797,851 gross and $797,368 net of unearned income and deferred fees and costs, with an allowance of $7,674 or 0.96% of collectively-evaluated loans net of unearned income and deferred fees and costs at December 31, 2021. At December 31, 2020, collectively evaluated loans totaled $765,124 gross and $763,894 net of unearned income and deferred fees and costs, with an allowance of $8,406 or 1.10%.

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

Net Charge-Offs

Increases in the net charge-off rate increase the required allowance for collectively-evaluated loans, while decreases in the net charge-off rate decrease the required allowance for collectively-evaluated loans. On a portfolio level, net charge-offs were $409 for the twelve months ended December 31, 2021, or 0.05% of average loans. Net charge-offs for the twelve months ended December 31, 2020 were $373 or 0.05% of average loans. The 8-quarter average historical loss rate was 0.05% as of December 31, 2021 and 0.07% as of December 31, 2020.

Economic Factors

Economic factors influence credit risk and impact the allowance for loan loss. The Company considers economic indicators within its market area, including: unemployment, business and personal bankruptcy filings, the residential vacancy rate and the inventory of new and existing homes.

The Company sources economic data pertinent to its market from the most recently available publications. Most economic indicators lag the report date by one to three months. In periods of low volatility, lagging indicators are accepted as reasonably representative of current conditions. The COVID-19 pandemic introduced significant uncertainty and beginning in 2020, the Company implemented a qualitative factor for national unemployment filings to capture current economic data. Unemployment filings for the Company’s market area are not available on a timely basis, however national data is available on a timely basis and historical analysis shows a strong correlation between national and local unemployment filings.

National unemployment claims escalated sharply beginning in the latter half of March 2020 and the Company reacted by substantially increasing the allowance for loan losses. During 2021, national unemployment claims decreased considerably and average weekly claims over the last six weeks of the year were similar to pre-pandemic levels, allowing the Company to reduce the allocation for this factor.

The Company continues to monitor the most recently available economic indicators for its market and their effect on credit risk. As of December 30, 2021, the unemployment rate for the Company’s market area was measured as of November 30, 2021 and decreased from the measurement available at December 31, 2020, decreasing the allocation to the allowance for loan losses.

Business and personal bankruptcy filing data was available as of September 2021. Higher bankruptcy filings indicate heightened credit risk and increase the allowance for loan losses, while lower bankruptcy filings have a beneficial impact on credit risk. Compared with data available at December 31, 2020, business bankruptcies were at a similar level and received the same allocation and personal bankruptcies were slightly lower and resulted in a slightly lower allocation.

Residential vacancy rates and housing inventory impact the Company’s residential construction customers and the consumer real estate market. Higher levels increase credit risk. The residential vacancy rate at December 31, 2021 was measured as of the third quarter of 2021 and while still lower than normal levels, worsened slightly from the data incorporated into the December 31, 2020 calculation, resulting in a higher allocation. Housing inventory data was available as of December 31, 2021. Levels are historically low and are lower than those at December 31, 2020.

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

Accruing loans past due 30-89 days were 0.12% of total loans net of unearned income and deferred fees and costs at December 31, 2021, a decrease from 0.19% at December 31, 2020. Accruing loans past due 90 days or more were 0.01% of total loans, net of unearned income and deferred fees and costs at December 31, 2021 compared to 0.00% at December 31, 2020. Nonaccrual loans at December 30, 2021 were 0.36% of total loans net of unearned income and deferred fees and costs, lower than 0.48% at December 31, 2020.

Loans rated special mention and classified (together, “criticized assets”) indicate heightened credit risk. Higher levels of criticized assets increase the required level of the allowance for collectively-evaluated loans, while lower levels of criticized assets reduce the required level of the allowance for collectively-evaluated loans. Collectively evaluated loans rated special mention were $3,728 at December 31, 2021, lower than $8,035 at December 31, 2020. Collectively evaluated loans rated classified were $1,064 at December 31, 2021 and $473 at December 31, 2020.

Other Factors

The Company considers other factors that impact credit risk, including the interest rate environment, the competitive, legal and regulatory environments, changes in lending policies and loan review, changes in management, high risk loans, as well as a factor to measure the risk from loans that received a COVID-19 modification and then received a subsequent COVID-19 modification.

The interest rate environment impacts variable rate loans. If interest rates increase, the payment on variable rate loans increases, which may increase credit risk. The interest rate environment is at a low level as of December 31, 2021, unchanged from the level at December 31, 2020. The low level of interest rates indicates no additional credit risk.

The competitive, legal and regulatory environments were evaluated for changes that would impact credit risk. Higher competition for loans increases credit risk, while lower competition decreases credit risk. Competition remained at similar levels to those at December 31, 2020. The legal and regulatory environments remain in a similar posture to that at December 31, 2020.

Lending policies, loan review procedures and management’s experience influence credit risk. Since December 31, 2020, there have been no changes that affect credit risk to the Company’s lending policies or loan review procedures. During the fourth quarter, the Company’s Chief Credit Officer resigned. The Company allocated to the allowance for loan losses to reflect the increased risk that results from a change in management.

Levels of high risk loans are considered in the determination of the level of the allowance for loan loss. A decrease in the level of high risk loans within a class decreases the required allocation for the loan class, and an increase in the level of high risk loans within a class increases the required allocation for the loan class. Total high risk loans decreased $23,101 or 20.41% from the level at December 31, 2020, resulting in a decreased allocation.

At December 31, 2020, the Company allocated to the allowance for loan losses for certain COVID-19 related modifications. As of December 31, 2021, there were no loans with COVID-19 related modifications still in the modification period, and no allocation was taken.

Unallocated Surplus

The unallocated surplus at December 30, 2021 is $361 or 4.94% in excess of the calculated requirement. The unallocated surplus at December 31, 2020 was $396 or 4.89% in excess of the calculated requirement. The surplus provides some mitigation of the uncertainty surrounding the impact of COVID-19.

Conclusion

The calculation of the appropriate level for the allowance for loan losses incorporates analysis of multiple factors and requires management’s prudent and informed judgment. The most recently available data showed improvements that decreased the required level of the allowance for loan losses at December 31, 2021 from December 31, 2020 including loans considered high risk, business and personal bankruptcy filings, the unemployment rate, criticized loans and certain loans with COVID-19 related modifications. Other indicators, including accruing loans past due 90 days or more and residential vacancy, showed worsening from levels at December 31, 2020 and increased the required level of the allowance for loan losses.

To reflect the impact of the COVID-19 pandemic, the Company added a qualitative factor for national unemployment filings beginning with the first quarter of 2020. During 2020, national unemployment filings increased dramatically from pre-pandemic levels and was the source of most of the provision taken for 2020. During 2021, unemployment filings declined substantially, which was a key factor in reducing the required level of the allowance for loan losses and resulted in a recovery for the year ended December 31, 2021.

The Company augmented the calculated requirement with an unallocated surplus of 4.94% to mitigate some of the uncertainty caused by the lingering pandemic. Based on analysis of historical indicators, asset quality and economic factors, management believes the level of allowance for loan losses is reasonable for the credit risk in the loan portfolio as of December 31, 2021.

Please refer to Note 5of Notes to Consolidated Financial Statements for further information on collectively evaluated loans, individually evaluated impaired loans and the unallocated portion of the allowance for loan losses.

Balance Sheet

Total assets at December 31, 2021 were $1,702,175, an increase of $182,502 or 12.01%, from $1,519,673 at December 31, 2020. Growth in assets was fueled by growth in customer deposits, which increased $197,444 or 15.22% from $1,297,143 at December 31, 2020 to $1,494,587 at December 31, 2021.

Loans

The Company’s loan categorization reflects its approach to loan portfolio management and includes six groups. Real estate construction loans include construction loans for residential and commercial properties, as well as land.  Consumer real estate loans include conventional and junior lien mortgages, equity lines and investor-owned residential real estate. Commercial real estate loans are comprised of owner-occupied and leased nonfarm, nonresidential properties, multi-family residence loans and farmland. Commercial non-real estate loans include agricultural loans, operating capital lines and loans secured by capital assets, as well as PPP loans.  At December 31, 2021, PPP loans were $1,094 with deferred fees of $42.  At December 31, 2020, PPP loans were $36,903 with net deferred fees of $911. Public sector and industrial development authority (“IDA”) loans are extended to municipalities.  Consumer non-real estate loans include automobile loans, personal loans, credit cards and consumer overdrafts.

A.    Maturities and Interest Rate Sensitivities

The following table presents maturities and interest rate sensitivities for loans. Loans are presented on a gross basis.

$ in thousands	December 31, 2021
	< 1 Year	1 – 5 Years	6-15 Years	>15 Years	Total
Real estate construction	$9,190	$14,428	$9,877	$15,346	$48,841
Consumer real estate	6,581	9,325	51,212	141,859	208,977
Commercial real estate	4,115	12,591	70,498	318,518	405,722
Commercial non-real estate	17,290	31,318	4,688	6,968	60,264
Public sector and IDA	3	1,158	32,438	14,300	47,899
Consumer non-real estate loans	9,663	21,567	706	90	32,026
Total	$46,842	$90,387	$169,419	$497,081	$803,729
Less loans with predetermined interest rates	(21,165)	(80,678)	(28,771)	(23,374)	(153,988)
Loans with adjustable rates	$25,677	$9,709	$140,648	$473,707	$649,741

B. Modifications and Troubled Debt Restructurings

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

Modifications Made for Competitive Purposes

During the year ended December 31, 2021, the Company provided 875 modifications for competitive reasons to loans totaling $112,718. The modifications were not TDRs and were not related to COVID-19. For the twelve months ended December 31, 2020, the Company provided non-TDR modifications for competitive reasons to 1,047 loans totaling $152,681.

Modifications Related to COVID-19

The COVID-19 pandemic negatively impacted a significant number of the Company’s borrowers, and may adversely impact some borrowers in the future. Since the COVID-19 pandemic began in March 2020, the Company provided modifications related to COVID-19 financial difficulty, including payment extensions and interest only periods. The CARES Act, the CAA and regulatory guidance specify criteria that, if met, permit an election not to designate the loans as TDRs. The TDRs designated during the year ended December 31, 2021 resulted from COVID-19 related modifications that did not meet the legal and regulatory criteria to avoid designation as TDR. All of the Company’s other COVID-19 related modifications met the criteria and were not designated TDR. The Company followed its normal risk rating and nonaccrual designation procedures and did not automatically downgrade or designate as nonaccrual if the loan was modified for COVID-19 related difficulty.

The following tables provide information regarding COVID-19 related modifications for the years ended December 31, 2021 and December 31, 2020.

	Twelve Months Ended December 31,
	2021		2020
Modifications To Borrowers Impacted by the COVID-19 Pandemic	Number	Amount (in thousands)	Number	Amount (in thousands)
Payment extensions(2)	37	$16,426	350	$121,676
Interest-only period for amortizing loans(2)	8	22,135	31	59,982
Maturity date extension	-	-	2	729
Rate reductions(1)	-	-	5	442
Total	45	$38,561	388	$182,829

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

All COVID-19 related modifications for payment extensions and interest-only periods have returned to contractual terms as of December 31, 2021.

TDRs

The Company’s TDRs, by delinquency status, are presented below:

$ in thousands	TDR Delinquency Status as of December 31, 2021
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual
Consumer real estate	$191	$191	$-	$-	$-
Commercial real estate	5,386	2,814	-	-	2,572
Commercial non-real estate	301	-	-	-	301
Total TDR Loans	$5,878	$3,005	$-	$-	$2,873

$ in thousands	TDR Delinquency Status as of December 31, 2020
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual
Consumer real estate	$194	$194	$-	$-	$-
Commercial real estate	3,202	-	363	-	2,839
Commercial non-real estate	851	188	663	-	-
Consumer non-real estate	2	1	-	1	-
Total TDR Loans	$4,249	$383	$1,026	$1	$2,839

Please refer to Note 5 of Notes to Consolidated Financial Statements for information on the effect of default on the allowance for loan losses.

Summary of Loan Loss Experience

A.   Loan Loss Data

The following table provides information about the allowance for loan losses, nonperforming assets and accruing loans past due 90 days or more:

	December 31,
$ in thousands	2021	2020
Allowance for loan losses	$7,674	$8,481
Total loans, net of unearned income and deferred fees	803,248	768,799
Allowance for loan losses to loans, net of unearned income and deferred fees	0.96%	1.10%

Nonaccrual loans	$-	$846
TDR loans in nonaccrual status	2,873	2,839
Total nonperforming loans	$2,873	$3,685
Other real estate owned, net	957	1,553
Total nonperforming assets	$3,830	$5,238
Nonperforming loans to total loans, net of unearned income and deferred fees and costs	0.36%	0.48%
Allowance for loan losses to nonperforming loans	267.11%	230.15%
Nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.48%	0.68%
Allowance for loan losses to nonperforming assets	200.37%	161.91%

Accruing loans past due 90 days or more	$90	$17

Management analyzes many factors to determine the appropriate level for the allowance for loan losses and resultant provision expense, including the historical loss rate, the quality of the loan portfolio as determined by management, diversification as to type of loans in the portfolio, internal policies and economic factors. The allowance for loan losses at December 31, 2020 reflected stressed economic data and a high level of uncertainty associated with the COVID-19 pandemic.  The percentage of the allowance for loan losses to total loans decreased from December 31, 2020 to December 31, 2021.  Improved economic conditions at December 31, 2021, as well as lower loss rates, decreases in the amount of loans considered high risk, criticized loans and certain loans with COVID-19 related modifications, led to the reduction of the percentage of the allowance for loan losses to loans.  Nonperforming loans and other real estate owned (“OREO”), together nonperforming assets, improved from December 31, 2020 to December 31, 2021, while accruing loans past due 90 days or more worsened slightly.  More information about the level and calculation methodology of the allowance for loan losses is provided in the sections “Provision and Allowance for Loan Losses” as well as Notes 1 and 5 of Notes to Consolidated Financial Statements.

B.  Analysis of Net Charge-Offs

The following tables show net charge-offs, average loan balance and the percentage of charge-offs to average loan balance for each of the Company’s loan segments at the end of each period.  Average loans are presented net of unearned income and net deferred fees.

$ in thousands	December 31, 2021
	Net Charge-Offs (Recoveries)	Average Loans	Percentage of Net Charge-Offs (Recoveries) to Average Loans
Real estate construction	$-	$45,463	-%
Consumer real estate	(7)	193,159	-%
Commercial real estate	(159)	402,146	(0.04)%
Commercial non-real estate	493	68,917	0.72%
Public Sector and IDA	-	45,829	-%
Consumer non-real estate	82	31,589	0.26%
Total	$409	$787,103	0.05%

$ in thousands	December 31, 2020
	Net Charge-Offs (Recoveries)	Average Loans	Percentage of Net Charge-Offs (Recoveries) to Average Loans
Real estate construction	$-	$37,258	-%
Consumer real estate	67	179,378	0.04%
Commercial real estate	(130)	378,896	(0.03)%
Commercial non-real estate	363	81,776	0.44%
Public Sector and IDA	-	57,760	-%
Consumer non-real estate	73	33,325	0.22%
Total	$373	$768,393	0.05%

The Company charges off commercial real estate loans at the time that a loss is confirmed. When delinquency status or other information indicates that the borrower will not repay the loan, the Company considers collateral value based upon a current appraisal or internal evaluation. Any loan amount in excess of collateral value is charged off and the collateral is taken into OREO.

C.   Allocation of the Allowance for Loan Losses

The allowance for loan losses has been allocated according to the amount deemed necessary to provide for anticipated losses within the categories of loans for the years indicated.  Loans are presented net of unearned income and net deferred fees.

$ in thousands	December 31, 2021			December 31, 2020
	Allowance Amount	Percent of Loans to Total Loans	Percent of Allowance to Loans	Allowance Amount	Percent of Loans to Total Loans	Percent of Allowance to Loans
Real estate construction	$422	6.07%	0.87%	$503	5.50%	1.19%
Consumer real estate	1,930	26.02%	0.92%	2,165	23.64%	1.19%
Commercial real estate	3,121	50.49%	0.77%	3,853	51.12%	0.98%
Commercial non-real estate	1,099	7.50%	1.82%	670	10.14%	0.86%
Public sector and IDA	297	5.97%	0.62%	339	5.33%	0.83%
Consumer non-real estate	444	3.95%	1.40%	555	4.27%	1.69%
Unallocated	361	-	-	396	-	-
	$7,674	100.00%	0.96%	$8,481	100.00%	1.10%

An analysis of the allowance for loan losses by impairment basis follows.  Loans are presented on a gross basis.

$ in thousands	December 31,
	2021	2020
Impaired loans	$5,878	$4,903
Allowance related to impaired loans	-	75
Allowance to impaired loans	-	1.53%

Non-impaired loans	797,851	765,124
Allowance related to non-impaired loans	7,674	8,406
Allowance to non-impaired loans	0.95%	1.10%

Total gross loans	803,729	770,027
Less: unearned income and deferred fees and costs	(481)	(1,228)
Loans, net of unearned income and deferred fees and costs	803,248	768,799
Allowance for loan losses, total	7,674	8,481
Allowance as a percentage of loans, net of unearned income and deferred fees and costs	0.96%	1.10%

Please refer to the discussion under “Provision and Allowance for Loan Losses” for additional information on the determination of the allowance for loan loss.

Securities

The fair value of securities available for sale was $686,080, an increase of $139,338 or 25.49% from December 31, 2020. The securities portfolio is subject to the volatility and risk in the financial markets. The risk in financial markets affects the Company in the same way that it affects other institutional and individual investors. The Company’s investment portfolio includes corporate bonds. If the corporate issuers were to default, there could be a delay in the payment of interest, or there could be a loss of principal and accrued interest. To date, there have been no defaults in any of the corporate bonds held in the portfolio. The Company’s investment portfolio also contains a large percentage of municipal bonds. If economic forces reduce the ability of states and municipalities to make scheduled principal and interest payments on their outstanding indebtedness, or if their income from taxes and other sources declines significantly, states and municipalities could default on their bond obligations. There have been no defaults among the municipal bonds in the Company’s investment portfolio. The fair value of available for sale securities is reflected on the Company's balance sheet.

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

Maturities and Associated Yields

The following table presents the maturities for debt securities available for sale at their carrying values as of December 31, 2021 and weighted average yield for each range of maturities.  Weights are based upon the value of each security.

$ in thousands	Maturities and Yields
	December 31, 2021
	< 1 Year	1-5 Years	5-10 Years	> 10 Years	None	Total
Available for Sale:
U.S. government agencies	$-	$16,942	$218,768	$42,309	$-	$278,019
Weighted average yield	-	1.23%	1.62%	1.99%	-	1.65%
Mortgage-backed securities	$15	$2,888	$78,413	$124,858	$-	$206,174
Weighted average yield	-	0.61%	1.47%	0.77%	-	1.03%
States and political subdivision – nontaxable (1)	$2,525	$4,221	$15,141	$176,785	$-	$198,672
Weighted average yield	4.10%	4.57%	2.89%	2.46%	-	2.56%
Corporate	$-	$-	$966	$2,249	$-	$3,215
Weighted average yield	-	-	1.61%	4.00%	-	3.20%
Total	$2,540	$24,051	$313,288	$346,201	$-	$686,080
Weighted average yield	4.08%	1.74%	1.64%	1.80%	-	1.73%

(1)	Rates shown represent weighted average yield on a fully taxable basis.

The majority of mortgage-backed securities and collateralized mortgage obligations held at December 31, 2021 were backed by U.S. government agencies. Certain holdings are required to be periodically subjected to the Federal Financial Institution Examination Council’s (FFIEC) high risk mortgage security test. These tests address possible fluctuations in the average life and variances caused by the change in rate times the change in volume that have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each. Except for U.S. government agency securities, the Company has no securities with any issuer that exceeds 10% of stockholders’ equity.

Deposits

The following table presents deposit categories:

	December 31, 2021	December 31, 2020	Percent Change
Noninterest-bearing demand deposits	$317,430	$276,793	14.68%
Interest-bearing demand deposits	890,124	763,293	16.62%
Saving deposits	208,065	167,475	24.24%
Time deposits	78,968	89,582	(11.85)%
Total deposits	$1,494,587	$1,297,143	15.22%

Deposits, including noninterest-bearing demand deposits, interest-bearing deposits and interest-bearing time deposits are obtained in the Company’s markets through traditional marketing techniques. The Company’s deposits do not include any brokered deposits. Time deposits decreased due to decreased offering rates. All other categories of deposits increased, due in large part to government stimulus funds received by municipal depositors and other depositors.

A.  Average Amounts of Deposits and Average Rates Paid

Average amounts and average rates paid on deposit categories are presented below:

$ in thousands	Year Ended December 31,
	2021		2020
	Average Amounts	Average Rates Paid	Average Amounts	Average Rates Paid
Noninterest-bearing demand deposits	$316,976	-	$248,392	-
Interest-bearing demand deposits	811,661	0.33%	669,383	0.56%
Savings deposits	190,997	0.09%	158,334	0.26%
Time deposits	86,089	0.31%	112,463	1.48%
Average total deposits	$1,405,723	0.28%	$1,188,572	0.49%

B.  Uninsured Deposits

FDIC insurance covers deposits of up to $250 per depositor.  As of December 31, 2021, $599,948 of the Bank's deposits were uninsured.  The following table sets forth time deposit that exceed $250.

$ in thousands	December 31, 2021
	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
Total time deposits of $250 or more	$454	$3,797	$6,971	$3,378	$14,600

Derivatives and Market Risk Exposures

The Company engages in derivative financial instruments associated with its secondary market operation.  The derivatives are valued within other assets and other liabilities.  Please refer to Note 1 of Notes to Consolidated Financial Statements for information on derivative valuation.  The Company is not a party to derivatives with off-balance sheet risks such as futures, forwards, swaps, and options.

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

The Company has investments in mortgage-backed securities, principally through the Government National Mortgage Association and Federal National Mortgage Association, with a fair value of approximately $206,174. See Note 3 of Notes to Consolidated Financial Statements for additional information relating to securities.

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

The effects of changing interest rates are primarily managed through adjustments to the loan portfolio and deposit base, to the extent competitive factors allow. Adjustments for asset and liability management are made when securities are called or mature and funds are subsequently reinvested. Securities may be sold for reasons related to credit quality, to maintain compliance with regulatory limitations or for interest rate risk management. No trading activity is planned in the foreseeable future.

See Interest Rate Sensitivity for further details on asset liability management and Note 15 of Notes to Consolidated Financial Statements for information relating to fair value of financial instruments.

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse liquidity sources, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and FHLB advances. At December 31, 2021, the Bank did not have purchased deposits, discount window borrowings, short-term borrowings, or FHLB advances.  To assure that short-term borrowing is readily available, the Company tests accessibility annually.

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

Regulatory capital levels determine the Company’s ability to use purchased deposits and the Federal Reserve discount window. At December 31, 2021, the Company is considered well capitalized and does not have any restrictions on purchased deposits or borrowing ability at the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. At December 31, 2021, the Company’s liquidity is sufficient to meet projected trends in these areas.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At December 31, 2021, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At December 31, 2021, the loan to deposit ratio was 53.74%. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on lease arrangements, contractual commitments with depositors, and service contracts. The table below presents our significant contractual obligations as of December 31, 2021, except for pension and other postretirement benefit plans, which are included in Note 8 of Notes to Consolidated Financial Statements in this Form 10-K.

$ in thousands	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Time deposits	$78,968	$64,113	$6,462	$8,224	$169
Purchase obligations (1)	12,549	4,393	5,830	2,326	-
Operating leases	1,726	293	584	455	394
Total	$93,243	$68,799	$12,876	$11,005	$563

(1)	Includes contracts with a minimum annual payment of $100.

As of December 31, 2021, the Company was not aware of any other known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of December 31, 2021, the Company has no material commitments for long term debt or for capital expenditures.

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements for information relating to recent accounting pronouncements.

Capital Resources

Total stockholders’ equity at December 31, 2021 was $191,751, a decrease of $8,856, or 4.41%, from the $200,607 at December 31, 2020. The largest component of stockholders’ equity, retained earnings, decreased from $189,547 at December 31, 2020 to $188,229 at December 31, 2020, due to dividends of $8,806 and repurchase of shares of $12,894, offset by net income of $20,382.

The Company qualifies as a small bank holding company under the Federal Reserve’s Small Bank Holding Company Policy Statement, which exempts bank holding companies with less than $3 billion in assets from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements. NBB is subject to various capital requirements administered by banking agencies, including an additional capital conservation buffer in order to make capital distributions or discretionary bonus payments. Risk-based capital ratios are calculated in compliance with OCC rules based on the Basel III Capital Rules. The Bank’s ratios are well above the required minimums at December 31, 2021 and December 31, 2020. Risk based capital ratios for the Bank are shown in the following tables.

	Ratios at December 31, 2021	Ratios at December 31, 2020	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservation Buffer
Total Capital Ratio	19.495%	19.943%	8.000%	10.500%
Tier I Capital Ratio	18.715%	19.028%	6.000%	8.500%
Common Equity Tier I Capital Ratio	18.715%	19.028%	4.500%	7.000%
Leverage Ratio	11.164%	12.105%	4.000%	4.000%

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements at December 31, 2021 are detailed in the table below.

$ in thousands	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Commitments to extend credit	$181,395	$181,395	$-	$-	$-
Standby letters of credit	13,984	13,984	-	-	-
Mortgage loans with potential recourse	18,287	18,287	-	-	-
Operating leases	1,726	293	584	455	394
Total	$215,392	$213,959	$584	$455	$394

In the normal course of business the Company’s banking affiliate extends lines of credit to its customers. Amounts drawn upon these lines vary at any given time depending on the business needs of the customers.

Standby letters of credit are also issued to the Bank’s customers. There are two types of standby letters of credit. The first is a guarantee of payment to facilitate customer purchases. The second type is a performance letter of credit that guarantees a payment if the customer fails to perform a specific obligation. Revenue from these letters was approximately $42 in 2021.

While it would be possible for customers to fully draw on approved lines of credit and for beneficiaries to call all letters of credit, historically this has not occurred. In the event of a sudden and substantial draw on these lines, the Company has its own lines of credit from which it can draw funds. A sale of loans or investments would also be an option to meet liquidity demands.

The Company sells mortgages on the secondary market subject to recourse agreements. The mortgages originated must meet strict underwriting and documentation requirements for the sale to be completed. The Company estimates a potential loss reserve for recourse provisions. The amount is not material as of December 31, 2021. To date, no recourse provisions have been invoked.

Operating leases are for buildings used in the Company’s day-to-day operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information about market risk is set forth above in the “Interest Rate Sensitivity” and “Derivatives and Market Risk Exposure” sections, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

Consolidated Balance Sheets

	December 31,
$ in thousands, except per share data	2021	2020
Assets
Cash and due from banks	$8,768	$13,147
Interest-bearing deposits	130,021	120,725
Securities available for sale, at fair value	686,080	546,742
Restricted stock	845	1,279
Mortgage loans held for sale	615	866
Loans:
Real estate construction loans	48,841	42,266
Consumer real estate loans	208,977	181,782
Commercial real estate loans	405,722	393,115
Commercial non-real estate loans	60,264	78,771
Public sector and IDA loans	47,899	40,983
Consumer non-real estate loans	32,026	33,110
Total loans	803,729	770,027
Less unearned income and deferred fees and costs	(481)	(1,228)
Loans, net of unearned income and deferred fees and costs	803,248	768,799
Less allowance for loan losses	(7,674)	(8,481)
Loans, net	795,574	760,318
Premises and equipment, net	9,722	10,035
Accrued interest receivable	5,104	5,028
Other real estate owned, net	957	1,553
Goodwill	5,848	5,848
Bank-owned life insurance (BOLI)	42,354	36,444
Other assets	16,287	17,688
Total assets	$1,702,175	$1,519,673
Liabilities and Stockholders’ Equity
Noninterest-bearing demand deposits	$317,430	$276,793
Interest-bearing demand deposits	890,124	763,293
Savings deposits	208,065	167,475
Time deposits	78,968	89,582
Total deposits	1,494,587	1,297,143
Accrued interest payable	48	56
Other liabilities	15,789	21,867
Total liabilities	1,510,424	1,319,066
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $1.25 par value. Authorized 10,000,000 shares; issued and outstanding, 6,063,937 shares at December 31, 2021 and 6,432,020 at December 31, 2020	7,580	8,040
Retained earnings	188,229	189,547
Accumulated other comprehensive (loss) income, net	(4,058)	3,020
Total stockholders’ equity	191,751	200,607
Total liabilities and stockholders’ equity	$1,702,175	$1,519,673

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

	Years ended December 31,
$ in thousands, except per share data	2021	2020
Interest Income
Interest and fees on loans	$34,923	$34,523
Interest on interest-bearing deposits	170	276
Interest and dividends on securities – taxable	7,960	7,383
Interest on securities – nontaxable	1,934	1,826
Total interest income	44,987	44,008

Interest Expense
Interest on deposits	3,098	5,837
Net interest income	41,889	38,171
Provision for (recovery of) loan losses	(398)	1,991
Net interest income after provision for (recovery of) loan losses	42,287	36,180

Noninterest Income
Service charges on deposit accounts	2,045	1,966
Other service charges and fees	179	162
Credit and debit card fees, net	1,869	1,400
Trust income	1,792	1,662
BOLI income	910	877
Gain on sale of mortgage loans	364	676
Other income	1,261	1,093
Realized securities gains, net	6	108
Total noninterest income	8,426	7,944

Noninterest Expense
Salaries and employee benefits	15,747	14,674
Occupancy, furniture and fixtures	1,842	1,795
Data processing and ATM	3,039	3,088
FDIC assessment	422	198
Net costs of other real estate owned	51	39
Franchise taxes	1,425	1,340
Other operating expenses	3,554	3,836
Total noninterest expense	26,080	24,970
Income before income taxes	24,633	19,154
Income tax expense	4,251	3,077
Net income	$20,382	$16,077
Basic and fully diluted net income per common share	$3.28	$2.48

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
$ in thousands	2021	2020
Net Income	$20,382	$16,077

Other Comprehensive (Loss) Income, Net of Tax
Unrealized holding (loss) gain on available for sale securities net of tax of ($2,740) in 2021 and $3,502 in 2020	(10,308)	13,176
Reclassification adjustment for gain included in net income, net of tax of ($1) in 2021 and ($23) in 2020	(5)	(85)
Net pension gain (loss) arising during the period, net of tax of $862 in 2021 and ($393) in 2020	3,244	(1,478)
Less amortization of prior service cost included in net periodic pension cost, net of tax of ($2) in 2021 and ($23) in 2020	(9)	(87)
Other comprehensive (loss) income, net of tax of ($1,881) in 2021 and $3,063 in 2020	(7,078)	11,526
Total Comprehensive Income	$13,304	$27,603

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

$ in thousands, except per share data	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	$8,112	$184,120	$(8,506)	$183,726
Net income	-	16,077	-	16,077
Other comprehensive income, net of tax of $3,063	-	-	11,526	11,526
Cash dividend ($1.39 per share)	-	(9,000)	-	(9,000)
Stock repurchase (57,554 shares)	(72)	(1,650)	-	(1,722)
Balance at December 31, 2020	$8,040	$189,547	$3,020	$200,607
Net income	-	20,382	-	20,382
Other comprehensive loss, net of tax of ($1,881)	-	-	(7,078)	(7,078)
Cash dividend ($1.44 per share)	-	(8,806)	-	(8,806)
Stock repurchase (368,083 shares)	(460)	(12,894)	-	(13,354)
Balance at December 31, 2021	$7,580	$188,229	$(4,058)	$191,751

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Years ended December 31,
$ in thousands	2021	2020
Cash Flows from Operating Activities
Net income	$20,382	$16,077
Adjustment to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for loan losses	(398)	1,991
Deferred income tax expense	152	282
Depreciation of premises and equipment	636	708
Amortization of premiums and accretion of discounts, net	1,688	1,455
Gain on disposal of fixed assets	-	(2)
Gain on calls and sales of securities available for sale, net	(6)	(108)
Loss (gain) and write-down on other real estate owned	25	(13)
Loss on sale of repossessed assets	-	1
Income on investment in BOLI	(910)	(877)
Gain on sale of mortgage loans held for sale	(364)	(676)
Origination of mortgage loans held for sale	(17,672)	(39,647)
Sale of mortgage loans held for sale	18,287	40,362
Contribution to defined benefit plan	-	(5,000)
Net change in:
Accrued interest receivable	(76)	(743)
Other assets	1,661	(132)
Accrued interest payable	(8)	(88)
Other liabilities	(515)	203
Net cash provided by operating activities	22,882	13,793

Cash Flows from Investing Activities
Net change in interest-bearing deposits	(9,296)	(43,844)
Proceeds from repayments of mortgage-backed securities	44,881	18,068
Proceeds from calls, sales and maturities of securities available for sale	20,377	126,840
Purchases of securities available for sale	(219,331)	(241,164)
Net change in restricted stock	434	(59)
Purchases of loan participations	(25,167)	(11,404)
Collections of loan participations	15,191	207
Loan originations and principal collections, net	(25,289)	(24,875)
Proceeds from disposal of other real estate owned	621	72
Proceeds from disposal of repossessed assets	11	30
Recoveries on loans charged off	346	347
Purchase of BOLI	(5,000)	-
Additions to premises and equipment	(323)	(1,824)
Proceeds from sale of premises and equipment	-	2
Net cash used in investing activities	(202,545)	(177,604)
(continued)

Cash Flows from Financing Activities
Net change in time deposits	(10,614)	(38,446)
Net change in other deposits	208,058	215,836
Cash dividends paid	(8,806)	(9,000)
Shares repurchased	(13,354)	(1,722)
Net cash provided by financing activities	175,284	166,668

Net change in cash and due from banks	(4,379)	2,857
Cash and due from banks at beginning of year	13,147	10,290
Cash and due from banks at end of year	$8,768	$13,147

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$3,106	$5,925
Income taxes paid	3,180	3,860

Supplemental Disclosures of Noncash Activities
Loans charged against the allowance for loan losses	$755	$720
Loans transferred to other real estate owned	50	-
Loans transferred to repossessed assets	11	4
Unrealized (loss) gain on securities available for sale	(13,054)	16,570
Minimum pension liability adjustment	4,095	(1,981)
Lease liabilities arising from obtaining right-of-use assets during the period	-	24

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

The accounting and reporting policies of the Company conform to GAAP and to general practices within the banking industry. Subsequent events have been considered through the date of this Form 10-K. The following summarizes significant accounting policies.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and amounts due from banks.

Interest-Bearing Deposits

The Company invests over-night funds in interest-bearing deposits at other banks, including the FHLB, the Federal Reserve and other entities. Interest-bearing deposits are carried at cost.

Securities

Certain debt securities that management has the positive intent and ability to hold to maturity may be classified as “held to maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held to maturity or trading, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive (loss) income. The Company uses the interest method to recognize purchase premiums and discounts in interest income over the term of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The Company follows the accounting guidance related to recognition and presentation of other–than-temporary impairment (“OTTI”). The guidance specifies that if (a) an entity does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that the entity will not have to sell the debt security prior to recovery, the security would not be considered OTTI, unless there is a credit loss. When criteria (a) and (b) are met, the entity will recognize the credit component of an OTTI of a debt security in earnings and the remaining portion in other comprehensive (loss) income.

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

Real Estate Construction Loans. Real estate construction loans are subject to general risks from changing commercial building and housing market trends and economic conditions that may impact demand for completed properties and the costs of completion. Completed properties that do not sell or become leased within originally expected timeframes may impact the borrower’s ability to service the debt. Construction loans are underwritten against projected cash flows from rental income, business and/or personal income from an owner-occupant or the sale of the property to an end-user. Associated risks may be mitigated by requiring fixed-price construction contracts, performance and payment bonding, controlled disbursements, and pre-sale contracts or pre-lease agreements. Risks specific to the borrower are also evaluated, including previous repayment history, debt service ability, and current and projected loan-to value ratios for the collateral.

Consumer Real Estate Loans. The Bank offers a variety of first mortgage and junior lien loans secured by primary residences within our markets. The credit quality of consumer real estate is subject to risks associated with the borrower’s repayment ability and collateral value. Credit decisions are primarily based on loan-to-value (“LTV”) ratios, debt-to-income (“DTI”) ratios, liquidity and net worth. Income and financial information is obtained from personal tax returns, personal financial statements and employment documentation. A maximum LTV ratio of 80% is generally required. The DTI ratio is limited to 43% of gross income.

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

Commercial Real Estate Loans. Commercial real estate loans generally are secured by first mortgages on real estate, including multifamily residential real estate, commercial real estate occupied by the owner/borrower, and commercial real estate leased to non-owners. Properties financed include retail centers, office space, hotels and motels, apartments, and industrial properties. Loans in the commercial real estate segment are impacted by economic risks from changing commercial real estate markets, rental markets for multi-family housing and commercial buildings, and economic factors that would impact the businesses housed by the commercial real estate. Underwriting decisions are based upon an analysis of the economic viability of the collateral and creditworthiness of the borrower. The Bank obtains appraisals from qualified certified independent appraisers to establish the value of collateral properties. The loan amount is generally limited to 80% of the lower of cost or appraised value and is individually determined based on the property type, quality, location and financial strength of any guarantors. The property’s projected net cash flows compared to the debt service (often referred to as the “debt service coverage ratio”) is required to be 115% or greater and is computed after deduction for a vacancy factor and property expenses, as appropriate. Borrower cash flow may be supplemented by a personal guarantee from the principal(s) of the borrower and guarantees from other parties. The Bank may employ stress testing techniques on higher balance loans to determine repayment ability in a changing rate environment before granting loan approval. The Bank requires title insurance, fire, extended coverage casualty insurance and flood insurance, if appropriate, in order to protect the security interest in the underlying property.

Commercial Non-Real Estate Loans. Commercial non-real estate loans are secured by collateral other than real estate, or are unsecured. Credit risk for commercial non-real estate loans is subject to economic conditions, borrower repayment ability and collateral value (if secured). Commercial and agricultural loans primarily finance equipment acquisition, expansion, working capital, and other general business purposes. Because these loans have a higher degree of risk, the Bank generally obtains collateral such as inventory, accounts receivables or equipment and personal guarantees from the borrowing entity’s principal owners. The Bank’s policy limits lending up to 60% of the appraised value for inventory, up to 90% of the lower of cost of market value of equipment and up to 70% for accounts receivables less than 90 days old. Credit decisions are based upon an assessment of the financial capacity of the applicant, including the primary borrower’s ability to repay within proposed terms, a risk assessment, financial strength of guarantors and adequacy of collateral. Credit agency reports of individual owners’ credit history supplement the analysis.

Included within this category are SBA PPP loans. The Bank provided qualifying customers with small business loans to pay payroll and other qualifying expenses. The vast majority of the Bank’s PPP loans have been repaid.

Public Sector and IDA Loans. Public sector and IDA loans are extended to municipalities and related entities within the Bank’s geographical footprint. Borrowers include general taxing authorities such as a city or county, industrial/economic development authorities or utility authorities. Credit risk stems from the entity’s ability to repay through either a direct obligation or assignment of specific revenues from an enterprise or other economic activity. Repayment sources are derived from taxation, such as property taxes and sales taxes, or revenue from the project financed with the loan. The Company’s underwriting considers economic and population trends of the municipality and the municipality’s reserves, pension liabilities and other liabilities.

Consumer Non-Real Estate Loans. Consumer non-real estate includes credit cards, automobile and other consumer loans. Credit cards and certain other consumer loans are unsecured, while collateral is obtained for automobile loans and other consumer loans. Credit risk stems primarily from the borrower’s ability to repay. Our procedures for underwriting consumer loans include an assessment of an applicant’s overall financial capacity, including credit history and the ability to meet existing obligations and payments on the proposed loan. If the loan is secured by an automobile or other collateral, the underwriting process also includes a comparison of the value of the collateral security to the proposed loan amount. We require borrowers to maintain collision insurance on automobiles securing consumer loans.

Past Due Status and Nonaccrual Designation

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

The Company considers multiple factors when determining whether to discontinue accrual of interest on individual loans. Generally loans are placed in nonaccrual status when collection of interest and/or full principal is considered doubtful. Interest accrual is discontinued at the time a commercial real estate loan or commercial non-real estate loan is 90 days delinquent unless the credit is well secured and in the process of collection. Accrued interest is reversed against income when a loan is placed in nonaccrual status. Any interest payments received during a loan’s nonaccrual period are credited to the principal balance of the loan.

Nonaccrual loans that are not TDR are returned to accrual status when all the principal and interest amounts contractually due are current and future payments are reasonably assured. Nonaccrual TDR loans may return to accrual status after six months of timely repayment performance.  The Company reviews nonaccrual loans on an individual loan basis to determine whether future payments are reasonably assured.  In order for this criteria to be satisfied, the Company’s evaluation must determine that the underlying cause of the original delinquency or weakness that indicated nonaccrual status has been resolved, such as receipt of new guarantees, increased cash flows that cover the debt service or other resolution.

Allowance for Loan Losses

The allowance for loan losses is an estimate of probable losses inherent in the loan portfolio. The allowance is funded by the provision for loan losses, reduced by charge-offs of loans and increased by recoveries of previously charged-off loans. The determination of the allowance is based on two accounting principles, Accounting Standards Codification ("ASC") Topic 450-20 (Contingencies) which requires that losses be accrued when occurrence is probable and the amount of the loss is reasonably estimable, and ASC Topic 310-10 (Receivables) which requires accrual of losses on impaired loans if the recorded investment exceeds fair value.

Impaired loans

Impaired loans are larger non-homogeneous loans for which there is a probability that collection of principal or interest will not occur according to the contractual terms of the loan agreement, as well as loans whose terms have been modified in a TDR. Impaired loans are individually evaluated to determine appropriate reserves and are measured at the lower of the invested amount or the fair value. Fair value of impaired loans is estimated in one of three ways: (1) the estimated fair value (less selling costs) of the underlying collateral, (2) the present value of the loan’s expected future cash flows, or (3) the loan’s observable market value.

The estimated fair value is compared with the loan’s recorded investment (unpaid principal net of any interest payments made by the borrower during the nonaccrual period and net of any partial charge-offs, accrued interest and deferred fees and costs). Any amount of recorded investment that exceeds estimated fair value on collateral-dependent loans, as well as any other impairment loss considered uncollectible, is charged against the allowance for loan losses. Fair value shortfalls that are not considered uncollectible for loans that are not collateral-dependent are accrued in the allowance as specific reserves. Impaired loans for which collection of interest or principal is in doubt are placed in nonaccrual status. If fair value of an impaired loan is higher than the book value, no specific reserve is recorded, and the loan remains impaired as long as analysis indicates that collection of the loan will not occur according to the contractual terms of the loan agreement.

Collectively-evaluated loans

General allowances are established for collectively evaluated loans. Collectively evaluated loans are grouped into classes based on similar characteristics. Factors considered in determining general allowances include historical loss rates, internal risk ratings, delinquency and nonperforming rates, product mix, changes in loan policies and procedures, changes in loan review systems, changes in economic conditions, changes in management experience, industry trends, interest rate trends and changes in the competitive, legal and regulatory environment.

Charge-off policy

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

Credit quality indicators

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

TDRs

When the Company grants a concession to a borrower for economic or legal reasons related to a borrower’s financial condition, the loan is classified a TDR. When the Company grants a subsequent modification to a loan that had previously been modified but not designated TDR, it considers whether the totality of the accommodations amount to a concession that, along with the evaluation of borrower financial difficulty, indicate TDR status. Concessions may include reduction of the interest rate, extension of the maturity date at an interest rate lower than the current market rate for a new loan with similar risk, forgiveness of principal or accrued interest or other actions intended to minimize the economic loss. TDR loans are individually measured for impairment. TDRs may be removed from TDR status, and therefore from individual evaluation, if the restructuring agreement specifies a contractual interest rate that is a market interest rate at the time of restructuring and the loan is in compliance with its modified terms one year after the restructure was completed.

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

The market value of rate lock commitments and best efforts contracts is not readily ascertainable because rate lock commitments and best effort contracts are not actively traded in stand-alone markets. The Company determines the fair value of rate lock commitments and best efforts contracts by measuring the changes in the value of the underlying assets while taking into consideration the probability that the rate lock commitments will close. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss occurs on the rate lock commitments.

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

Goodwill

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Goodwill is subject to at least an annual assessment for impairment by applying a fair value based test. The Company performs its annual analysis as of September 30 of each fiscal year. The impairment test for 2021 incorporated data as of September 30, 2021.

The Company’s goodwill impairment analysis considered three valuation techniques appropriate to the measurement. The first technique uses the Company’s market capitalization as an estimate of fair value, the second technique estimates fair value using current market pricing multiples for companies comparable to NBI, while the third technique uses current market pricing multiples for change-of-control transactions involving companies comparable to NBI. Certain key judgments were used in the valuation measurement. Goodwill is held by the Company’s bank subsidiary. The bank subsidiary is 100% owned by the Company, and no market capitalization is available. Because most of the Company’s assets are comprised of the bank subsidiary’s equity, the Company’s market capitalization was used to estimate the Bank’s market capitalization. Other judgments include the assumption that the companies and transactions used as comparables for the second and third techniques were appropriate to the estimate of the Company’s fair value, and that the comparable multiples are appropriate indicators of fair value, and compliant with accounting guidance. Based upon data at September 30, 2021, each measure indicated that the Company’s fair value exceeded its book value and no impairment was indicated.

Pension Plan

The Company recognizes the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognizes changes in that funded status in the year in which the changes occur through other comprehensive (loss) income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the projected benefit obligation.

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

Earnings Per Common Share

Basic earnings per common share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. During 2021 and 2020, there were no potential common shares outstanding.

The following shows the weighted average number of shares used in computing earnings per common share for the years indicated.

	2021	2020
Average number of common shares outstanding	6,209,929	6,483,230

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business are recorded as liabilities when the likelihood of loss is probable and reasonably estimated. Management does not believe there are such matters that will have a material effect on the consolidated financial statements.

Advertising

The Company charges advertising costs to expenses as incurred. Advertising expenses were $112 for the year ended December 31, 2021 and $99 for the year ended December 31, 2020.

Revenue Recognition

The Company accounts for revenue associated with financial instruments, including loans and securities via the accrual method. The Company recognizes noninterest income when it satisfies commitments to customers. Please refer to Note 18: Revenue Recognition.

Use of Estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, evaluation of impairment of goodwill, and pension obligations.

Reclassifications

Certain amounts reported in prior years have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the Company’s net income of stockholders' equity.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASUs 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03.  These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters.  Smaller reporting companies who file with the SEC and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022.  The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.  The Company is working to ensure readiness and compliance with the standard.  The Company has engaged with a vendor, validated data, analyzed correlations for forecasting, selected methodologies and begun running parallel models.  Management will continue to refine assumptions that impact the calculation prior to the effective date.

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

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the FASB issued ASU No. 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.  The Company has a small number of participation loans that reference LIBOR.  The Company is working with the primary banks to determine appropriate actions.

Recently Adopted Accounting Developments

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

In January 2020, the FASB issued ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.”  The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions.  ASU 2020-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting.  ASU 2020-01 was effective for the Company on January 1, 2021.  The adoption of ASU 2020-01 did not have a material impact on the Company’s consolidated financial statements.

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

In August 2021, the FASB issued ASU 2021-06, “'Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. This ASU incorporates recent SEC rule changes into the FASB Codification, including SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants”. The ASU was effective upon addition to the FASB Codification. The adoption of ASU 2021-06 did not have a material impact on the Company’s consolidated financial statements.

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

Financial position and results of operations

During 2020, the COVID-19 pandemic led to declines in two key income categories: interest income and overdraft fee income.  Interest income was impacted by certain modification requests that reversed accrued interest when granted, and by a decreased interest rate environment. During 2021, the number of modification requests that reduce interest income vastly decreased, though loan refinance and securities call activity spurred by the low interest rates continue to impact interest income, with reinvestment opportunities at lower rates.  If the COVID-19 pandemic’s evolution brings new or worsened economic impacts, these income categories and others may be negatively affected.

Low interest rates since the beginning of the pandemic, financial aid to consumers provided by the CARES Act and the CAA, increased demand and supply chain bottlenecks have resulted in historically high levels of inflation. Potential future increases in interest rates to address inflation may adversely affect net interest income if liabilities reprice more quickly than assets. If future interest rate movements reduce economic activity more substantially than desired, the Company’s market area could experience a decline that would reduce lending activity and fee income. At this time, the Company is unable to project the materiality of such an impact.

Capital and Liquidity

While the Company believes that it has sufficient capital to withstand a potential second economic recession if the pandemic resurges or if potential interest rate movements reduce economic activity more substantially than desired, its reported and regulatory capital ratios could be adversely impacted if credit losses increase.

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

Asset valuation

The pandemic has not affected the Company’s ability, nor is it expected to affect the Company’s ability, to account timely for the assets on its balance sheet. However if the impact of the pandemic worsens, valuation procedures in future periods could be negatively affected. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances, such as widening credit spreads, the Company does not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.

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

Lending operations, accommodations to borrowers and credit risk

The Company worked with customers directly affected by COVID-19, providing short-term assistance in accordance with the CARES Act, the CAA and regulatory guidelines. Assistance included providing payment extensions, periods of interest only payments to otherwise amortizing loans, and interest rate reductions. Pandemic-related modification requests have greatly subsided and as of December 31, 2021, there were no loans remaining in a temporarily modified state for COVID-19 relief.

If eventual credit losses are identified on loans that received modifications or other loans, accrued interest and fee income would be reversed at the time the loss is identified. If the loans are fully or partially charged off, future requirements for the provision for loan losses expense will increase. At this time, the Company is unable to project the materiality of such an impact, but recognizes economic declines may affect its borrowers’ ability to repay in future periods. The Company is closely monitoring credit quality and developments related to the pandemic.

Note 2: Restriction on Cash

The Company’s subsidiary bank is a member of the Federal Reserve System. The Federal Reserve does not currently require member banks to hold an average balance in order to purchase services from the Federal Reserve.

Note 3: Securities

The amortized cost and fair value of debt securities available for sale, with gross unrealized gains and losses, as of the dates indicated, follows:

	December 31, 2021
Available for sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$279,934	$2,795	$4,710	$278,019
States and political subdivisions	195,365	5,314	2,007	198,672
Mortgage-backed securities	204,164	2,323	313	206,174
Corporate debt securities	3,004	248	37	3,215
Total securities available for sale	$682,467	$10,680	$7,067	$686,080

	December 31, 2020
Available for sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$86,859	$4,477	$173	$91,163
States and political subdivisions	196,435	7,778	252	203,961
Mortgage-backed securities	244,780	4,473	78	249,175
Corporate debt securities	2,001	442	-	2,443
Total securities available for sale	$530,075	$17,170	$503	$546,742

The amortized cost and fair value of single maturity securities available for sale at December 31, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity at December 31, 2021.

	December 31, 2021
Available for sale:	Amortized Cost	Fair Value
Due in one year or less	$2,519	$2,540
Due after one year through five years	24,034	24,051
Due after five years through ten years	313,966	313,288
Due after ten years	341,948	346,201
Total securities available for sale	$682,467	$686,080

Information pertaining to securities with gross unrealized losses at December 31, 2021 and 2020 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2021
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies and corporations	$201,650	$3,530	$26,792	$1,180
State and political subdivisions	50,659	1,214	20,542	793
Mortgage-backed securities	13,139	141	4,665	172
Corporate debt securities	966	37	-	-
Total temporarily impaired securities	$266,414	$4,922	$51,999	$2,145

	December 31, 2020
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies and corporations	$28,798	$173	$-	$-
State and political subdivisions	32,353	249	635	3
Mortgage-backed securities	8,816	76	4,060	2
Total temporarily impaired securities	$69,967	$498	$4,695	$5

The Company had 291 securities with a fair value of $318,413 that were temporarily impaired at December 31, 2021.  The total unrealized loss on these securities was $7,067. Of the temporarily impaired total, 48 securities with a fair value of $51,999 and an unrealized loss of $2,145 have been in a continuous loss position for 12 months or more. The Company has determined that these securities are temporarily impaired at December 31, 2021 for the reasons set out below.

U.S. Government agencies. Unrealized losses of $1,180 on 28 securities with a fair value of $26,792 were caused by interest rate and market fluctuations. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of the investments. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company does not consider the securities to be other-than-temporarily impaired.

States and political subdivisions. The Company reviewed financial statements and cash flows for the 17 securities with a fair value of $20,542 and unrealized losses of $793 and determined that the unrealized loss is primarily the result of interest rate and market fluctuations and not associated with impaired financial status. The contractual terms of the investment do not permit the issuer to settle the security at a price less than the cost basis of the investment. Because the Company does not intend to sell the investment and it is not likely that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be at maturity, the Company does not consider the investment to be other-than-temporarily impaired.

Mortgage-backed securities. Unrealized losses of $172 on 3 securities with a fair value of $4,665 were caused by interest rate and market fluctuations. Because the Company does not intend to sell the investment and it is not likely that the Company will be required to sell the investment before recovery of its amortized costs basis, which may be at maturity, the Company does not consider this investment to be other-than-temporarily impaired.

Restricted Stock

The Company held restricted stock of $845 at December 31, 2021 and $1,279 at December 31, 2020. Restricted stock is reported separately from available for sale securities. As a member of the Federal Reserve and the FHLB, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. The Company purchases stock from or sells stock back to the correspondents based on their calculations. The stock is held by member institutions only and is not actively traded.

Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. In addition to dividends, NBB also benefits from its membership with FHLB through eligibility to borrow from the FHLB, using as collateral NBB’s capital stock investment in the FHLB and qualifying NBB real estate mortgage loans totaling $603,827 at December 31, 2021. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at December 31, 2021, management did not determine any impairment.

Management regularly monitors the credit quality of the investment portfolio. Changes in ratings are noted and follow-up research on the issuer is undertaken when warranted. Management intends to carefully monitor any changes in bond quality.

Pledged Securities

At December 31, 2021 and 2020, securities with a carrying value of $287,023 and $251,048, respectively, were pledged to secure municipal deposits and for other purposes as required or permitted by law.

Realized Securities Gains and Losses

During 2021, the Company realized net securities gains of $6, all of which stemmed from calls of securities. During 2020, the Company realized net securities gains of $108, including net gains of $43 on the sale of securities and $65 on calls of securities. The sales of securities were pursuant to a restructuring plan to manage interest rate risk. Information pertaining to realized gains and losses on sold and called securities follows:

	For the year ended December 31, 2021
	Proceeds	Book Value	Gross Gain	Gross Loss	Net Gain
Available for sale	$20,377	$20,371	$6	$-	$6

	For the year ended December 31, 2020
	Proceeds	Book Value	Gross Gain	Gross Loss	Net Gain
Available for sale	$126,840	$126,732	$110	$2	$108

Note 4: Related Party Transactions

In the ordinary course of business, the Company, through its banking subsidiary, has granted loans to related parties, including executive officers and directors of NBI and its subsidiaries. Total funded credit extended to related parties amounted to $14,822 at December 31, 2021 and $15,403 at December 31, 2020. During 2021, total principal additions totaled $2,570 and principal payments were $3,151. Loans totaling $116 at December 31, 2020 were removed when a director retired and a review of related parties determined a previously reported party did not meet the definition for reporting. During 2020, total principal additions were $10,649 and principal payments were $10,248.

The Company held $14,460 in deposits for related parties as of December 31, 2021 and $16,140 as of December 31, 2020.

The Company leases to a director a small office space.  The lease payments totaled $5 in 2021 and $5 in 2020. The Company has also contracted with a director's firm to prepare architectural plans for a new office in Roanoke, Virginia.  The arrangement is at arms-length and the Company paid the director's firm $113 in 2021 and $66 in 2020.

Note 5: Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

The allowance for loan losses methodology incorporates individual evaluation of impaired loans and collective evaluation of groups of non-impaired loans. The Company performs ongoing analysis of the loan portfolio to determine credit quality on an individual loan basis and to identify impaired loans.

Please refer to Note 1: Summary of Significant Accounting Policies for additional information on evaluation of impaired loans and associated specific reserves, and policies regarding nonaccruals, past due status and charge-offs.

Portfolio Segments and Classes

The Company evaluated characteristics in the loan portfolio and determined major segments and smaller classes within each segment. These characteristics include collateral type and intended use, repayment sources, and (if applicable) the borrower’s business model. The methodology for calculating reserves for collectively evaluated loans is applied at the class level.  The Company’s segments and classes within each segment are presented below:

Real Estate Construction

Construction, residential

Construction, other

Consumer Real Estate

Equity lines

Residential closed-end first liens

Residential closed-end junior liens

Investor-owned residential real estate

Commercial Real Estate

Multifamily real estate

Commercial real estate, owner-occupied

Commercial real estate, other

Commercial Non-Real Estate Commercial and Industrial Public Sector and IDA State and political subdivisions Consumer Non-Real Estate Credit cards Automobile Other consumer loans

Collectively-evaluated loans within each class are further stratified by risk rating: pass-rated loans, loans rated special mention, and loans rated classified. Credit risk for collectively-evaluated loans is estimated at the class level, by risk rating, by applying historical net charge-off rates and percentages for qualitative factors that influence credit risk.  Please refer to Note 1: Summary of Significant Accounting Policies for a discussion of risk factors pertinent to each class, information on evaluation of impaired loans and associated specific reserves, and policies regarding nonaccruals, past due status and charge-offs.

A detailed analysis showing the allowance roll-forward by portfolio segment follows:

	Activity in the Allowance for Loan Losses by Segment for the year ended December 31, 2021
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non-Real Estate	Unallocated	Total
Balance, December 31, 2020	$503	$2,165	$3,853	$670	$339	$555	$396	$8,481
Charge-offs	-	(13)	-	(526)	-	(216)	-	(755)
Recoveries	-	20	159	33	-	134	-	346
Provision for (recovery of) loan losses	(81)	(242)	(891)	922	(42)	(29)	(35)	(398)
Balance, December 31, 2021	$422	$1,930	$3,121	$1,099	$297	$444	$361	$7,674

	Activity in the Allowance for Loan Losses by Segment for the year ended December 31, 2020
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non-Real Estate	Unallocated	Total
Balance, December 31, 2019	$400	$1,895	$2,559	$555	$478	$650	$326	$6,863
Charge-offs	-	(85)	(15)	(372)	-	(248)	-	(720)
Recoveries	-	18	145	9	-	175	-	347
Provision for (recovery of) loan losses	103	337	1,164	478	(139)	(22)	70	1,991
Balance, December 31, 2020	$503	$2,165	$3,853	$670	$339	$555	$396	$8,481

A detailed analysis showing the allowance and loan portfolio by segment and evaluation method follows:

	Allowance for Loan Losses by Segment and Evaluation Method as of
	December 31, 2021
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non-Real Estate	Unallocated	Total
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated loans	422	1,930	3,121	1,099	297	444	361	7,674
Total	$422	$1,930	$3,121	$1,099	$297	$444	$361	$7,674

	Loans by Segment and Evaluation Method as of
	December 31, 2021
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non-Real Estate	Unallocated	Total
Individually evaluated for impairment	$-	$191	$5,386	$301	$-	$-	$-	$5,878
Collectively evaluated loans	48,841	208,786	400,336	59,963	47,899	32,026	-	797,851
Total	$48,841	$208,977	$405,722	$60,264	$47,899	$32,026	$-	$803,729

	Allowance for Loan Losses by Segment and Evaluation Method as of
	December 31, 2020
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non-Real Estate	Unallocated	Total
Individually evaluated for impairment	$-	$2	$-	$73	$-	$-	$-	$75
Collectively evaluated loans	503	2,163	3,853	597	339	555	396	8,406
Total	$503	$2,165	$3,853	$670	$339	$555	$396	$8,481

	Loans by Segment and Evaluation Method as of
	December 31, 2020
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non-Real Estate	Unallocated	Total
Individually evaluated for impairment	$-	$194	$3,856	$851	$-	$2	$-	$4,903
Collectively evaluated loans	42,266	181,588	389,259	77,920	40,983	33,108	-	765,124
Total	$42,266	$181,782	$393,115	$78,771	$40,983	$33,110	$-	$770,027

A summary of ratios for the allowance for loan losses follows:

	December 31,
	2021	2020
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees and costs	0.96%	1.10%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees and costs	0.05%	0.05%

A summary of nonperforming assets, as of the dates indicated, follows:

	December 31,
	2021	2020
Nonperforming assets:
Nonaccrual loans	$-	$846
TDR loans in nonaccrual	2,873	2,839
Total nonperforming loans	2,873	3,685
Other real estate owned, net	957	1,553
Total nonperforming assets	$3,830	$5,238
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.48%	0.68%
Ratio of allowance for loan losses to nonperforming loans(1)	267.11%	230.15%

(1)	The Company defines nonperforming loans as total nonaccrual and TDR loans that are nonaccrual. Loans 90 days past due and still accruing and accruing TDR loans are excluded.

As of December 31, 2021, OREO is comprised of construction properties. There is no residential real estate in OREO. As of December 31, 2021, $62 in loans secured by residential real estate are in process of foreclosure.

A summary of loans past due 90 days or more and impaired loans, as of the dates indicated, follows:

	December 31,
	2021	2020
Loans past due 90 days or more and still accruing	$90	$17
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees and costs	0.01%	0.00%
Accruing TDR loans	$3,005	$1,410
Impaired loans:
Impaired loans with no valuation allowance	$5,878	$3,858
Impaired loans with a valuation allowance	-	1,045
Total impaired loans	$5,878	$4,903
Valuation allowance	$-	$(75)
Impaired loans, net of allowance	$5,878	$4,828
Average recorded investment in impaired loans(1)	$5,901	$5,093
Income recognized on impaired loans, after designation as impaired	$137	$54
Amount of income recognized on a cash basis	$-	$-

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

No interest income was recognized on nonaccrual loans for the years ended December 31, 2021 or 2020. Nonaccrual loans that meet the Company’s balance thresholds are designated as impaired.

A detailed analysis of investment in impaired loans, associated reserves and interest income recognized, by loan class follows:

	Impaired Loans as of December 31, 2021
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance	Related Allowance
Consumer Real Estate(2)
Investor-owned residential real estate	$191	$191	$191	$-	$-
Commercial Real Estate(2)
Commercial real estate, owner occupied	3,256	2,665	2,665	-	-
Commercial real estate, other	2,721	2,721	2,721	-	-
Commercial Non-Real Estate(2)
Commercial and Industrial	310	301	301	-	-
Total	$6,478	$5,878	$5,878	$-	$-

	Impaired Loans as of December 31, 2020
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance	Related Allowance
Consumer Real Estate(2)
Investor-owned residential real estate	$194	$194	$-	$194	$2
Commercial Real Estate(2)
Commercial real estate, owner occupied	3,752	3,202	3,202	-	-
Commercial real estate, other	654	654	654	-	-
Commercial Non-Real Estate(2)
Commercial and Industrial	851	851	-	851	73
Consumer Non-Real Estate(2)
Automobile	2	2	2	-	-
Total	$5,453	$4,903	$3,858	$1,045	$75

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

Information on the average investment and interest income of impaired loans is presented in the tables below:

Impaired Loans	For the Year Ended December 31, 2021
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Investor-owned residential real estate	$192	$13
Commercial Real Estate(2)
Commercial real estate, owner occupied	2,668	9
Commercial real estate, other	2,723	100
Commercial Non-Real Estate(2)
Commercial and Industrial	317	15
Consumer Non-Real Estate(2)
Automobile	1	-
Total	$5,901	$137

Impaired Loans	For the Year Ended December 31, 2020
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Investor-owned residential real estate	$196	$13
Commercial Real Estate(2)
Commercial real estate, owner occupied	3,217	19
Commercial real estate, other	790	-
Commercial Non-Real Estate(2)
Commercial and Industrial	887	22
Consumer Non-Real Estate(2)
Automobile	3	-
Total	$5,093	$54

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

An analysis of past due and nonaccrual loans, as of the dates indicated, follows:

December 31, 2021
	30 – 89 Days Past Due	90 or More Days Past Due	90 or More Days Past Due and Still Accruing	Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction(1)
Construction, other	$14	$-	$-	$-
Consumer Real Estate(1)
Equity lines	50	29	29
Residential closed-end first liens	715	58	58	-
Commercial Real Estate(1)
Commercial real estate, owner occupied	12	266	-	2,572
Commercial Non-Real Estate(1)
Commercial and Industrial	13	-	-	301
Consumer Non-Real Estate (1)
Credit cards	2	2	2	-
Automobile	93	-	-	-
Other consumer loans	88	1	1	-
Total	$987	$356	$90	$2,873

(1)	Only classes with past due or nonaccrual loans are presented.

December 31, 2020
	30 – 89 Days Past Due	90 or More Days Past Due	90 or More Days Past Due and Still Accruing	Nonaccruals (Including Impaired Nonaccruals)
Consumer Real Estate(1)
Residential closed-end first liens	$365	$62	$-	$62
Investor-owned residential real estate	106	-	-	-
Commercial Real Estate(1)
Commercial real estate, owner occupied	15	571	-	2,941
Commercial real estate, other	-	654	-	654
Commercial Non-Real Estate(1)
Commercial and Industrial	730	27	-	28
Consumer Non-Real Estate (1)
Credit cards	7	3	3	-
Automobile	144	1	1	-
Other consumer loans	130	13	13	-
Total	$1,497	$1,331	$17	$3,685

(1)	Only classes with past due or nonaccrual loans are presented.

Determination of risk grades was completed for the portfolio as of December 31, 2021 and 2020. The following displays non-impaired gross loans by credit quality indicator as of the dates indicated:

December 31, 2021

Collectively-Evaluated Loans	Pass	Special Mention	Classified
Real Estate Construction
Construction, 1-4 family residential	$10,008	$-	$-
Construction, other	38,833	-	-
Consumer Real Estate
Equity lines	13,588	-	29
Closed-end first liens	106,107	-	275
Closed-end junior liens	2,715	-	-
Investor-owned residential real estate	85,460	-	612
Commercial Real Estate
Multifamily residential real estate	106,644	-	-
Commercial real estate owner-occupied	125,605	-	35
Commercial real estate, other	164,324	3,728	-
Commercial Non-Real Estate
Commercial and Industrial	59,953	-	10
Public Sector and IDA
States and political subdivisions	47,899	-	-
Consumer Non-Real Estate
Credit cards	4,531	-	-
Automobile	10,990	-	3
Other consumer	16,402	-	100
Total	$793,059	$3,728	$1,064

December 31, 2020

Collectively-Evaluated Loans	Pass	Special Mention	Classified
Real Estate Construction
Construction, 1-4 family residential	$8,195	$-	$-
Construction, other	34,071	-	-
Consumer Real Estate
Equity lines	13,903	-	-
Closed-end first liens	92,241	66	284
Closed-end junior liens	3,003	-	-
Investor-owned residential real estate	71,450	641	-
Commercial Real Estate
Multifamily residential real estate	87,455	265	-
Commercial real estate owner-occupied	146,900	543	140
Commercial real estate, other	147,436	6,520	-
Commercial Non-Real Estate
Commercial and Industrial	77,892	-	28
Public Sector and IDA
States and political subdivisions	40,983	-	-
Consumer Non-Real Estate
Credit cards	4,665	-	-
Automobile	12,024	-	6
Other consumer	16,398	-	15
Total	$756,616	$8,035	$473

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

Troubled Debt Restructurings

Total TDRs amounted to $5,878 at December 31, 2021 and $4,249 at December 31, 2020. All of the Company’s TDR loans are fully funded and no further increase in credit is available.

TDRs Designated During the Reporting Period

The Company recognized three new TDRs during 2021. The restructuring of one commercial real estate owner-occupied loan provided cash flow relief to the borrower by shifting the payment structure from interest-only to amortizing and reducing the interest rate. The restructurings of the two other commercial real estate loans provided cash flow relief by re-amortizing the loans over a longer period and reducing the interest rate. No principal or interest was forgiven. The impairment measurement for all three loans at December 31, 2021 was based upon the collateral method and did not result in a specific allocation. There were no new TDRs designated in 2020.

The following table presents TDRs by class that occurred during the year ended December 31, 2021.

	TDRs that occurred during the year ended December 31, 2021
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

Defaulted TDRs

The Company analyzed its TDR portfolio for loans that defaulted during 2021 and 2020, and that were modified within 12 months prior to default. The Company designates three circumstances that indicate default: one or more payments that occur more than 90 days past the due date, charge-off, or foreclosure after the date of restructuring.

Of the Company’s TDRs at December 31, 2021 and December 31, 2020, none of the defaulted TDRs were modified within 12 months prior to default.

Note 6: Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment as of the dates indicated, follows:

	December 31,
	2021	2020
Premises	$14,933	$14,809
Furniture and equipment	6,819	6,620
Premises and equipment	$21,752	$21,429
Accumulated depreciation	(12,030)	(11,394)
Premises and equipment, net	$9,722	$10,035

Depreciation expense for the years ended December 31, 2021 and 2020 amounted to $636 and $708, respectively.

Note 7: Deposits

The aggregate amounts of time deposits in denominations of $250 or more at December 31, 2021 and 2020 were $14,600 and $13,177, respectively. At December 31, 2021, the scheduled maturities of time deposits are as follows:

Year of Maturity	Time Deposits
2022	$64,262
2023	5,954
2024	508
2025	3,195
2026	5,029
Thereafter	20
Total time deposits	$78,968

At December 31, 2021 and 2020, overdraft demand deposits reclassified to loans totaled $170 and $39, respectively.

Note 8: Employee Benefit Plans

401(k) Plan

The Company has a Retirement Accumulation Plan qualifying under Internal Revenue Code Section 401(k), in which NBB and NBFS are participating employers. Eligible participants may contribute up to 100% of their total annual compensation to the plan, subject to certain limits based on federal tax laws. Employee contributions are matched by the employer based on a percentage of an employee’s total annual compensation contributed to the plan. For the years ended December 31, 2021 and 2020, the Company contributed to the plan $402 and $394 respectively.

Employee Stock Ownership Plan

The Company has a non-leveraged Employee Stock Ownership Plan (“ESOP”) which enables employees of NBI and its subsidiaries who have one year of service and who have attained the age of 21 prior to the plan’s January 1 and July 1 enrollment dates to own NBI common stock. Contributions to the ESOP, which are not mandatory, are determined annually by the NBI Board of Directors. Contribution expense amounted to $360 for the year ended December 31, 2021 and $300 for the year ended December 31, 2020. Dividends on ESOP shares are charged to retained earnings. As of December 31, 2021, the number of shares held by the ESOP was 184,054. All shares held by the ESOP are treated as outstanding in computing the Company’s basic net income per share. Upon reaching age 55 with 10 years of plan participation, a vested participant has the right to diversify 50% of his or her allocated ESOP shares, and NBI or the ESOP, with the agreement of the trustee, is obligated to purchase those shares. The ESOP contains a put option which allows a withdrawing participant to require the Company or the ESOP, if the plan administrator agrees, to purchase his or her allocated shares if the shares are not readily tradable on an established market at the time of distribution.

Salary Continuation Plan

The Company has a non-qualified Salary Continuation Plan for certain key officers. The plan provides the participating officers with supplemental retirement income, payable for the greater of 15 years after retirement or the officer’s lifetime. The expense accrued for the plans in 2021 and 2020, based on the present value of the retirement benefits, amounted to $296 and $304 respectively. The plan is unfunded. However bank-owned life insurance has been acquired on the life of the key employees in amounts sufficient to discharge the obligations of the agreement.

Defined Benefit Plan

The Company’s defined benefit pension plan covers substantially all employees. The plan benefit formula is based upon the length of service of retired employees and a percentage of qualified W-2 compensation during their final years of employment. Information pertaining to activity in the plan during the years indicated, is as follows:

	December 31,
	2021	2020
Change in benefit obligation
Projected benefit obligation at beginning of year	$34,852	$29,641
Service cost (1)	1,445	1,080
Interest cost	736	820
Actuarial loss (gain) (2)	(786)	4,621
Benefits paid	(935)	(1,310)
Projected benefit obligation at end of year	$35,312	$34,852

Change in plan assets
Fair value of plan assets at beginning of year	$32,415	$25,007
Actual return on plan assets	4,707	3,718
Employer contribution	-	5,000
Benefits paid	(935)	(1,310)
Fair value of plan assets at end of year	$36,187	$32,415

Funded status at the end of the year	$875	$(2,437)

(continued)

Amounts recognized in the Consolidated Balance Sheet
Deferred tax (liability) asset	$(184)	$512
Other assets (liabilities)	875	(2,437)
Total amounts recognized in the Consolidated Balance Sheet	$691	$(1,925)

Amounts recognized in accumulated other comprehensive (loss) income, net
Net loss	$(8,749)	$(12,855)
Prior service cost	-	11
Deferred tax asset	1,837	2,697
Amount recognized	$(6,912)	$(10,147)

Accrued/Prepaid benefit cost, net
Benefit obligation	$(35,312)	$(34,852)
Fair value of assets	36,187	32,415
Unrecognized net actuarial loss	8,749	12,855
Unrecognized prior service cost	-	(11)
Deferred tax liability	(2,021)	(2,185)
Prepaid benefit cost included in other assets	$7,603	$8,222

Components of net periodic benefit cost
Service cost	$1,445	$1,080
Interest cost	736	820
Expected return on plan assets	(2,220)	(1,679)
Amortization of prior service cost	(11)	(110)
Recognized net actuarial loss	833	710
Net periodic benefit cost	$783	$821

Other changes in plan assets and benefit obligations recognized in other comprehensive (loss) income
Net (gain) loss	$(4,106)	$1,871
Amortization of prior service cost	11	110
Deferred income tax expense (benefit)	860	(416)
Total recognized	$(3,235)	$1,565

Total recognized in net periodic benefit cost and other comprehensive (loss) income	$(3,312)	$2,802

Weighted average assumptions at end of the year
Discount rate used for net periodic pension cost	2.25%	3.00%
Discount rate used for disclosure	2.50%	2.25%
Expected return on plan assets	7.50%	7.50%
Rate of compensation increase	3.00%	3.00%

(1)	Cost is included in Salaries and Employee Benefits expense.
(2)	Actuarial loss (gain) in 2021 is composed of loss due to demographic changes of $764, loss due to change in mortality table of $40 and gain due to change in discount rate of ($1,590).

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

The Company, as plan sponsor, has adopted a Pension Administrative Committee Policy (the “Policy”) for monitoring the investment management of its qualified plans. The Policy includes a statement of general investment principles and a listing of specific investment guidelines, to which the committee may make documented exceptions. The guidelines state that, unless otherwise indicated, all investments that are permitted under the prudent investor rule shall be permissible investments for the defined benefit pension plan. All plan assets are to be invested in marketable securities. Certain investments are prohibited, including commodities and future contracts, private placements, repurchase agreements, options and derivatives. The Policy establishes quality standards for fixed income investments and mutual funds included in the pension plan trust. The Policy also outlines diversification standards.

The preferred target allocation for the assets of the defined benefit pension plan is 65% in equity securities and 35% in fixed income securities. Equity securities include investments in large-cap and mid-cap companies primarily located in the United States, although a small number of international large-cap companies are included. There are also investments in mutual funds holding the equities of large-cap and mid-cap U.S. companies. Fixed income securities include U.S. government agency securities and corporate bonds from companies representing diversified industries. There are no investments in hedge funds, private equity funds or real estate. The Company’s required minimum pension contribution for 2022 has not yet been determined. Fair value measurements of the pension plan’s assets at December 31, 2021 and December 31, 2020 are presented below:

	Fair Value Measurements at December 31, 2021
Asset Category	Total	Level 1	Level 2	Level 3)
Cash	$1,390	$1,390	$-	$-
Equity securities:
U. S. companies	19,758	19,758	-	-
International companies	2,722	2,722	-	-
Equities mutual funds (1)	5,257	5,257	-	-
State and political subdivisions	57	-	57	-
Corporate bonds – investment grade (2)	7,003	-	7,003	-
Total pension plan assets	$36,187	$29,127	$7,060	$-

	Fair Value Measurements at December 31, 2020
Asset Category	Total	Level 1	Level 2	Level 3
Cash	$4,336	$4,336	$-	$-
Equity securities:
U. S. companies	15,129	15,129	-	-
International companies	2,735	2,735	-	-
Equities mutual funds (1)	3,840	3,840	-	-
State and political subdivisions	152	-	152	-
Corporate bonds – investment grade (2)	6,223	-	6,223	-
Total pension plan assets	$32,415	$26,040	$6,375	$-

(1)	This category comprises actively managed equity funds invested in large-cap and mid-cap U.S. companies.
(2)	This category represents investment grade bonds of U.S. issuers from diverse industries.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

2022	$6,049
2023	$984
2024	$1,649
2025	$830
2026	$2,093
2027 - 2031	$11,352

Note 9: Income Taxes

The Company files United States federal income tax returns, and Virginia, West Virginia and North Carolina state income tax returns. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2018. Allocation of income tax expense between current and deferred portions is as follows:

	Years ended December 31,
	2021	2020
Current	$4,099	$2,795
Deferred expense	152	282
Total income tax expense	$4,251	$3,077

The following reconciles the “expected” income tax expense, computed by applying the U.S. federal income tax rate of 21% to income before tax expense, with the reported income tax expense:

	Years ended December 31,
	2021	2020
Computed “expected” income tax expense	$5,173	$4,021
Tax-exempt interest income	(763)	(798)
Nondeductible interest expense	25	62
Other, net	(184)	(208)
Reported income tax expense	$4,251	$3,077

The components of net deferred tax assets, included in other assets, are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Allowance for loan losses and unearned fee income	$1,774	$1,938
Valuation allowance on other real estate owned	186	188
Defined benefit plan	1,837	2,697
Deferred compensation and other liabilities	899	866
Lease accounting	327	423
SBA fees	9	191
Total deferred tax assets	$5,032	$6,303

Deferred tax liabilities:
Fixed assets	$(415)	$(424)
Goodwill	(1,228)	(1,228)
Defined benefit plan, prepaid portion	(2,021)	(2,186)
Net unrealized gain on securities available for sale	(759)	(3,500)
Lease accounting	(321)	(419)
Discount accretion of securities	(27)	(15)
Total deferred tax liabilities	(4,771)	(7,772)
Net deferred tax assets (liabilities)	$261	$(1,469)

The Company determined that no valuation allowance for gross deferred tax assets was necessary at December 31, 2021 and 2020.

Note 10: Restrictions on Dividends

The Company’s principal source of funds for dividend payments is dividends received from its subsidiary bank. For the years ended December 31, 2021 and 2020, dividends received from the subsidiary bank were $14,508 and $22,000, respectively.

Substantially all of NBI’s retained earnings are undistributed earnings of its sole banking subsidiary, which are restricted by various regulations administered by federal bank regulatory agencies. Bank regulatory agencies restrict, unless prior approval is obtained, the total dividend payments of a bank in any calendar year to the bank’s retained net income of that year to date, as defined, combined with its retained net income of the preceding two years, less any required transfers to surplus. During 2021 and 2020, the Bank applied to its primary regulator and was approved to dividend to NBI an amount in excess of the regulatory maximum. The purpose in the excess dividend was to provide cash for stock repurchases. At December 31, 2021, NBB had no retained net income free of restriction. The Bank remains in a highly capitalized position and the Company intends to request approval for additional dividends in 2022.

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

Tier 1 Capital includes CET1 capital and additional Tier 1 capital components. At December 31, 2021 and 2020, NBB did not hold any additional Tier 1 capital beyond CET1 capital. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital includes the allowance for loan losses. NBB’s risk-weighted assets were $989,503 at December 31, 2021 and $932,364 as of December 31, 2020. Management believes, as of December 31, 2021 and 2020, that NBB met all capital adequacy requirements to which it is subject.

As of December 31, 2021, the most recent notifications from the Office of the Comptroller of the Currency categorized NBB as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, CET1 risk-based and Tier 1 leverage ratios, as set forth in the following tables. There are no conditions or events since these notifications that management believes have changed NBB’s category.

NBB’s capital amounts and ratios as of December 31, 2021 and 2020 are presented in the following tables.

	Actual		Minimum Capital Requirement(1)		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total capital (to risk weighted assets)	$192,907	19.495%	$103,898	10.500%	$98,950	10.000%
Tier 1 capital (to risk weighted assets)	$185,187	18.715%	$84,108	8.500%	$79,160	8.000%
Common Equity Tier 1 capital (to risk weighted assets)	$185,187	18.715%	$69,265	7.000%	$64,318	6.500%
Tier 1 capital (to average assets)	$185,187	11.165%	$66,348	4.000%	$82,935	5.000%

	Actual		Minimum Capital Requirement(1)		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total capital (to risk weighted assets)	$185,937	19.943%	$97,898	10.500%	$93,236	10.000%
Tier 1 capital (to risk weighted assets)	$177,409	19.028%	$79,251	8.500%	$74,589	8.000%
Common Equity Tier 1 capital (to risk weighted assets)	$177,409	19.028%	$65,265	7.000%	$60,604	6.500%
Tier 1 capital (to average assets)	$177,409	12.105%	$58,624	4.000%	$73,281	5.000%

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

Note 12: Condensed Financial Statements of Parent Company

Financial information pertaining only to NBI (Parent) as of the dates indicated, is as follows:

Condensed Balance Sheets	December 31,
	2021	2020
Assets
Cash due from subsidiaries	$2,324	$987
Interest-bearing deposits	-	10,027
Investments in subsidiaries	189,027	189,667
Refundable income taxes	647	446
Other assets	847	791
Total assets	$192,845	$201,918

Liabilities and Stockholders’ Equity
Other liabilities	$1,094	$1,311
Stockholders’ equity	191,751	200,607
Total liabilities and stockholders’ equity	$192,845	$201,918

Condensed Statements of Income	Years ended December 31,
	2021	2020
Income
Dividends from subsidiaries	$14,508	$22,000
Other income	1	4
Total income	14,509	22,004
Expenses
Other expenses	1,135	1,179
Income before income tax benefit and equity in undistributed net income of subsidiaries	13,374	20,825
Applicable income tax benefit	293	301
Income before equity in undistributed net income of subsidiaries	13,667	21,126
Equity (deficit) in undistributed net income of subsidiaries	6,715	(5,049)
Net income	$20,382	$16,077

Condensed Statements of Cash Flows	Years ended December 31,
	2021	2020
Cash Flows from Operating Expenses
Net income	$20,382	$16,077
Adjustments to reconcile net income to net cash provided by operating activities:
Deficit (equity) in undistributed net income of subsidiaries	(6,715)	5,049
Net change in refundable income taxes due from subsidiaries	(201)	(23)
Net change in other assets	221	(45)
Net change in other liabilities	(217)	(2)
Net cash provided by operating activities	13,470	21,056

Cash Flows from Investing Activities
Net change in interest-bearing deposits	10,027	(9,404)
Net cash provided by (used in) investing activities	10,027	(9,404)

(continued)

Cash Flows from Financing Activities
Cash dividends paid	(8,806)	(9,000)
Repurchase of shares	(13,354)	(1,722)
Net cash used in financing activities	(22,160)	(10,722)
Net change in cash	1,337	930
Cash due from subsidiaries at beginning of year	987	57
Cash due from subsidiaries at end of year	$2,324	$987

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

At December 31, 2021 and 2020, financial instruments outstanding whose contract amounts represent credit risk were:

	December 31,
	2021	2020
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$181,395	$178,341
Standby letters of credit	13,984	13,474
Mortgage loans sold with potential recourse	18,287	40,362

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

The Company originates mortgage loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2021, the Company originated $17,672 and sold $18,287 of mortgage loans to investors, compared with $39,647 originated and $40,362 sold in 2020. Every contract with each investor contains certain recourse language. In general, the Company may be required to repurchase a previously sold mortgage loan if there is major noncompliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. Repurchase may also be required if necessary governmental loan guarantees are canceled or never issued, or if an investor is forced to buy back a loan after it has been resold as a part of a loan pool. In addition, the Company may have an obligation to repurchase a loan if the mortgagor defaults early in the loan term. This potential default period is approximately 12 months after sale of a loan to the investor.

At December 31, 2021, the Company did not have any locked-rate commitments to originate mortgage loans.  Loans held for sale at December 31, 2021 were $615. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any counterparty to fail to meet its obligations.

The Company maintains cash accounts in other commercial banks. The Company had $28 in deposits with correspondent institutions at December 31, 2021 that were not insured by the FDIC.

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

Commercial real estate as of December 31, 2021 and 2020 represented approximately 50% and 51%, respectively, of the loan portfolio, at $405,722 and $393,115, respectively. Included in commercial real estate are loans for college housing and professional office buildings that comprised $201,858 and $189,421 as of December 31, 2021 and 2020, respectively, corresponding to approximately 25% of the loan portfolio at December 31, 2021 and December 31, 2020. Loans secured by residential real estate were $208,977, or approximately 26% of the portfolio, and $181,782, or 24% of the portfolio at December 31, 2021 and 2020, respectively.

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of December 31, 2021 and 2020:

December 31, 2021		Fair Value Measurement Using
Description	Balance	Level 1	Level 2	Level 3
U.S. Government agencies and corporations	$278,019	$-	$278,019	$-
States and political subdivisions	198,672	-	198,672	-
Mortgage-backed securities	206,174	-	206,174	-
Corporate debt securities	3,215	-	3,215	-
Total securities available for sale	$686,080	$-	$686,080	$-

December 31, 2020		Fair Value Measurement Using
Description	Balance	Level 1	Level 2	Level 3
U.S. Government agencies and corporations	$91,163	$-	$91,163	$-
States and political subdivisions	203,961	-	203,961	-
Mortgage-backed securities	249,175	-	249,175	-
Corporate debt securities	2,443	-	2,443	-
Total securities available for sale	$546,742	$-	$546,742	$-

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

Interest Rate Loan Contracts and Forward Contracts

The Company originates consumer real estate loans which it intends to sell to a correspondent lender. Interest rate loan contracts and forward contracts result from originating loans held for sale and are derivatives reported at fair value. The Company enters interest rate lock commitments with customers who apply for a loan which the Company intends to sell to a correspondent lender. The interest rate loan contract ends when the loan closes or the customer withdraws their application. Fair value of the interest rate loan contract is based upon the correspondent lender’s pricing quotes at the report date. Fair value is adjusted for the estimated probability of the loan closing with the borrower.

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

The Company did not have any interest rate loan contracts or forward contracts at December 31, 2021. The following tables present information on interest rate loan contracts and forward contracts at December 31, 2020:

December 31, 2020		Fair Value Measurements Using
Description	Balance	Level 1	Level 2	Level 3
Interest rate loan contracts	$1	$-	$-	$1
Forward contracts	$(11)	$-	$-	$(11)

December 31, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate loan contracts	Market approach	Pull-through rate	87.02%			(1)
Forward contracts	Market approach	Pull-through rate	87.02%			(1)

Interest rate loan contracts	Market approach	Current reference price	101.91%	-	103.02% (102.55%)	(2)
Forward contracts	Market approach	Current reference price	101.91%	-	103.19% (102.67%)	(2)

(1)	All contracts are valued using the same pull-through rate.
(2)	Current reference prices were weighted by the relative amount of the loan.

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2021 and 2020.

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

At December 31, 2021, measurement of the Company’s impaired loans did not result in any specific allocations. The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis as of December 31, 2020.

December 31, 2020		Carrying value
Description	Balance	Level 1	Level 2	Level 3
Impaired loans net of valuation allowance	$970	-	-	$970

The following table presents information about Level 3 Fair Value Measurements for impaired loans as of December 31, 2020.

Valuation Technique	Unobservable Input	Range (Weighted Average(1))
Present value of cash flows	Discount rate	5.50%	-	6.50%(5.78%)

(1)	Unobservable inputs were weighted by the relative fair value of the impaired loans.

As of December 31, 2020, fair value measurements for impaired loans with specific allocations were based upon the present value of expected future cash flows. The loans are TDRs and the discount rate is the contractual rate that was in effect prior to modification to TDR status. Inherent in the measurement of impaired loans using the present value of cash flows method are judgements and assumptions, including the appropriateness of the discount rate and the projections of cash flows. Cash flows in the future may differ from those used in the measurement. Future changes in cash flow assumptions, a change in the measurement basis from the present value of cash flows to the collateral method, or if the loans are fully or partially charged off may result in greater losses than estimated at the reporting dates. An increase in the impairment measurement or a charge-off would increase the provision for loan losses.

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

			Carrying Value
Date	Description	Balance	Level 1	Level 2	Level 3
December 31, 2021	OREO net of valuation allowance	$957	$-	$-	$957
December 31, 2020	OREO net of valuation allowance	1,553	-	-	1,553

The following table presents information about OREO and Level 3 Fair Value Measurements as of the dates indicated.

Date	Valuation Technique	Unobservable Input	Range (Weighted Average(1))
December 31, 2021	Discounted appraised value	Selling cost	6.20%			(3)

December 31, 2020	Discounted appraised value	Selling cost	4.00%	–	9.23%(4.54%)	(2)
December 31, 2020	Discounted appraised value	Discount for lack of marketability and age of appraisal	0.00%	–	7.66%(0.62%)	(1)

(1)	Discounts were weighted by the relative appraised value of the OREO properties.
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

(3)	As of December 31, 2021, the Company held one OREO property

At December 31, 2021 and December 31, 2020, OREO properties were measured using appraised value, and if applicable, discounted by selling costs, lack of marketability and age of appraisal. Determining the discount to appraisals for selling cost and lack of marketability and age of the appraisal relies on certain key assumptions and judgements.

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

Fair Value Summary

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2021 and December 31, 2020. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as FHLB and Federal Reserve Bank of Richmond stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government-supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity. Fair values are estimated using the exit price notion.

	December 31, 2021
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$8,768	$8,768	$-	$-
Interest-bearing deposits	130,021	130,021	-	-
Securities	686,080	-	686,080	-
Restricted securities	845	-	845	-
Mortgage loans held for sale	615	-	615	-
Loans, net	795,574	-	-	791,335
Accrued interest receivable	5,104	-	5,104	-
Bank-owned life insurance	42,354	-	42,354	-
Financial liabilities:
Deposits	$1,494,587	$-	$1,415,619	$79,115
Accrued interest payable	48	-	48	-

	December 31, 2020
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$13,147	$13,147	$-	$-
Interest-bearing deposits	120,725	120,725	-	-
Securities	546,742	-	546,742	-
Restricted securities	1,279	-	1,279	-
Mortgage loans held for sale	866	-	866	-
Loans, net	760,318	-	-	752,624
Accrued interest receivable	5,028	-	5,028	-
Bank-owned life insurance	36,444	-	36,444	-
Interest rate loan contracts	1	-	-	1
Financial liabilities:
Deposits	$1,297,143	$-	$1,207,561	$89,681
Accrued interest payable	56	-	56	-
Forward contracts	11	-	56	11

Note 16: Components of Accumulated Other Comprehensive Income (Loss)

The following table summarizes the activity related to each component of accumulated other comprehensive income (loss) for the years ended December 31, 2020 and 2021:

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$76	$(8,582)	$(8,506)
Unrealized holding gain on available for sale securities net of tax of $3,502	13,176	-	13,176
Reclassification adjustment, net of tax of ($23)	(85)	-	(85)
Net pension loss, net of tax of ($393)	-	(1,478)	(1,478)
Less amortization of prior service cost included in net periodic pension cost, net of tax of ($23)	-	(87)	(87)
Balance at December 31, 2020	$13,167	$(10,147)	$3,020
Unrealized holding loss on available for sale securities net of tax of ($2,740)	(10,308)		(10,308)
Reclassification adjustment, net of tax of ($1)	(5)		(5)
Net pension gain, net of tax of $862		3,244	3,244
Less amortization of prior service cost included in net periodic pension cost, net of tax of ($2)		(9)	(9)
Balance at December 31, 2021	$2,854	$(6,912)	$(4,058)

The following table provides information regarding reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
Component of Accumulated Other Comprehensive Income (Loss)
Reclassification out of unrealized gains on available for sale securities:
Realized securities gain, net	$(6)	$(108)
Income tax benefit	(1)	(23)
Realized gain on available for sale securities, net of tax, reclassified out of accumulated other comprehensive loss	$(5)	$(85)
Amortization of defined benefit pension items:
Prior service costs(1)	$(11)	$(110)
Income tax benefit	(2)	(23)
Amortization of defined benefit pension items, net of tax, reclassified out of accumulated other comprehensive loss	$(9)	$(87)

(1)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. (For additional information, see Note 8, Employee Benefit Plans.)

Note 17. Goodwill

In accounting for goodwill, the Company conducts an impairment review at least annually and more frequently if certain impairment indicators are evident. Testing for 2021 and 2020 did not indicate impairment. As of December 31, 2021 and December 31, 2020, the gross carrying value of goodwill was $5,848. There was no accumulated amortization or impairment.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2021 and 2020.

	December 31,
	2021	2020
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$2,045	$1,966
Other service charges and fees	179	162
Credit and debit card fees	1,869	1,400
Trust income	1,792	1,662
Insurance and Investment (included within Other Income on the Consolidated Statements of Income)	768	464
Noninterest Income (in-scope of Topic 606)	$6,653	$5,654
Noninterest Income (out-of-scope of Topic 606)	1,773	2,290
Total noninterest income	$8,426	$7,944

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

Lease payments

Lease payments for short-term leases are recognized as lease expense on a straight-line basis over the lease term, or for variable lease payments, in the period in which the obligation was incurred.  Payments for leases with terms longer than 12 months are included in the determination of the lease liability.  Payments may be fixed for the term of the lease or variable.  Variable payments result when the lease agreement includes a clause providing for escalation of lease payments at specified dates. If the escalation factor is known, such as a specified percentage increase per year or a stated increase at a specified time, the variable payment is included in the cash flows used to determine the lease liability.  If the variable payment is based upon an unknown escalator, such as the consumer price index at a future date, the increase is not included in the cash flows used to determine the lease liability.  One of the Company’s leases provides a known escalator that is included in the determination of the lease liability. The remaining leases do not have variable payments during the term of the lease.

Options to Extend, Residual Value Guarantees, and Restrictions and Covenants

Of the Company’s five operating leases at December 31, 2021, three leases offer the option to extend the lease term.  Two of the leases have two options of five years each.  At the time of capitalization, the Company was not reasonably certain whether it would exercise the options and did not include the time period in the calculation of the lease liability. One of the leases has one option to extend the term for an additional five years.  The Company exercised a previous option in 2020 to extend the lease.  The lease agreement provides that the lease payment will increase at the exercise date based on the Consumer Price Index for All Urban Consumers (“CPI-U”).  Because the CPI-U at the exercise date is unknown, the increase is not included in the cash flows determining the lease liability.  None of the Company’s leases provide for residual value guarantees and none provide restrictions or covenants that would impact dividends or require incurring additional financial obligations.  The Company terminated a lease prior to maturity during 2021.  The Company paid an early termination fee to the lessor of $150.

The Company’s lease right of use asset is included in other assets and the lease liability is included in other liabilities. The following tables present information about leases:

	December 31, 2021	December 31, 2020
Lease liability	$1,558	$2,016
Right-of-use asset	$1,532	$1,998
Weighted average remaining lease term (in years)	6.33	6.81
Weighted average discount rate	3.21%	3.04%

	For the Years Ended December 31,
	2021	2020
Lease Expense
Operating lease expense	$368	$368
Short-term lease expense	2	2
Total lease expense	$370	$370

Cash paid for amounts included in lease liabilities	$362	$360
Right-of-use assets obtained in exchange for operating lease liabilities commencing during the period	$-	$24

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability:

Undiscounted Cash Flow for the	As of December 31, 2021
Twelve months ending December 31, 2022	$293
Twelve months ending December 31, 2023	291
Twelve months ending December 31, 2024	293
Twelve months ending December 31, 2025	244
Twelve months ending December 31, 2026	211
Thereafter	394
Total undiscounted cash flows	$1,726
Less: discount	$(168)
Lease liability	$1,558

The contracts in which the Company is lessee are with parties external to the company and not related parties. The Company has a small lease relationship with a director in which the Company is lessor.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

National Bankshares, Inc.

Blacksburg, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of National Bankshares, Inc. and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan Losses – Loans Collectively Evaluated for Impairment – Qualitative Factors

Description of the Matter

As described in Note 1 (Summary of Significant Accounting Policies) and Note 5 (Allowance for Loan Losses, Nonperforming Assets and Impaired Loans) to the consolidated financial statements, the Company maintains an allowance for loan losses to provide for probable losses inherent in the loan portfolio. The Company’s allowance for loan losses has two basic components, the general allowance and the specific allowance. As of December 31, 2021, there were no specific reserves based on analysis of individually identified impaired loans. For loans that are not specifically identified for impairment, management determine the allowance for loan losses based on historical loss experience adjusted for qualitative factors. Qualitative adjustments to the historical loss experience are established by applying a loss percentage to the loan classes established by management based on their assessment of shared risk characteristics. As of December 31, 2021, the qualitative factor adjustments represented $6.61 million of the total allowance for loan losses of $7.67 million.

Qualitative factors are determined based on management’s continuing evaluation of inputs and assumptions underlying the quality of the loan portfolio. Management evaluates qualitative factors by loan class. The primary factors considered are internal risk ratings, delinquency and nonperforming rates, product mix, changes in loan policies and procedures, changes in loan review systems, changes in economic conditions, changes in management experience, industry trends, interest rate trends, and changes in competitive, legal and regulatory environment. The analysis of certain factors results in standard allocations to all classes and other factors are analyzed for each class. Management exercised significant judgment when assessing the qualitative factors in estimating the allowance for loan losses. We identified the assessment of the qualitative factors as a critical audit matter as auditing the qualitative factors involved especially complex and subjective auditor judgment in evaluating management’s assessment of the inherently subjective estimates.

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

March 11, 2022

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's management evaluated, with the participation of the Company's principal executive officer and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of December 31, 2021 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In order to ensure that the Company's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2021. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO, 2013) of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2021. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in its annual report.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to the directors of the Company and the Company’s audit committee and the audit committee financial expert is incorporated herein by reference to the Company’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be held on May 10, 2022 (“Proxy Statement”) under the headings “Proposal 1 - Election of three Class 2 Directors,” “Directors Continuing in Office” and “Corporate Governance Matters”. Information about the Company’s executive officers required by this item is included in Part I, Item I of this Form 10-K under the heading “Executive Officers of the Company”.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the information that appears under the headings “Stock Ownership of Certain Beneficial Owners” and “Stock Ownership of Directors and Executive Officers” in the Company’s Proxy Statement. As of December 31, 2021, there were no equity awards outstanding, and the Company does not have any equity compensation plans in effect.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference to the information that appears under the headings “Corporate Governance Matters,” “Directors Independence and Certain Transactions with Officers and Directors” and “Directors Continuing in Office” in the Company’s Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the information that appears under the heading “Principal Accounting Fees and Services” in the Company’s Proxy Statement.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The following consolidated financial statements of National Bankshares, Inc. are included in Item 8:

Reports of Independent Registered Public Accounting Firm (Yount, Hyde & Barbour, P.C., Winchester, VA, U.S. PCAOB Auditor Firm I.D.: 613)

Consolidated Balance Sheets – As of December 31, 2021 and 2020

Consolidated Statements of Income – Years ended December 31, 2021 and 2020

Consolidated Statements of Comprehensive Income – Years ended December 31, 2021 and 2020

Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2021 and 2020

Consolidated Statements of Cash Flows – Years ended December 31, 2021 and 2020

Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules

Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or if the information is contained elsewhere in this Form 10-K.

(a) (3) Exhibits

A list of the exhibits filed or incorporated in this Form 10-K by reference is as follows:

Exhibit No.	Description
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8-K filed on March 16, 2006)
3(ii)	Amended Bylaws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.2 of the Form 8-K filed on April 14, 2021)
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10-K for fiscal year ended December 31, 1993)
4(ii)	Description of National Bankshares, Inc.’s Securities	Filed herewith
*10(i)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 of Form 10-Q for the period ended September 30, 2002)
*10(ii)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on March 11, 2015)
*10(iii)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 99 of the Form 8-K filed on February 8, 2006)
*10(iv)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8-K filed on December 19, 2007)
*10(v)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8-K filed on June 12, 2008)
*10(vi)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii) of the Annual Report on Form 10-K for fiscal year ended December 31, 2008)
*10(vii)	Second Salary Continuation Agreement dated June 26, 2016 between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on July 20, 2016)
*10(viii)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on January 25, 2012)
*10(ix)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on January 25, 2012)
*10(x)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on January 25, 2012)

*10(xi)	Third Amendment, dated January 20, 2012, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on January 25, 2012)
*10(xii)	Fourth Amendment, dated August 16, 2021, to National Bankshares, Inc. Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on August 20, 2021)
*10(xiii)	Salary Continuation Agreement dated February 8, 2006 between The National Bankshares, Inc. and Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on March 6, 2017)
*10(xiv)	First Amendment, dated December 19, 2007, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on March 6, 2017)
*10(xv)	Second Amendment, dated December 17, 2008, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on March 6, 2017)
*10(xvi)	Third Amendment, dated June 22, 2016, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on March 6, 2017)
*10(xvii)	Fourth Amendment, dated August 16, 2021, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.3 of the Form 8-K filed on August 20, 2021)
*10(xviii)	Salary Continuation Agreement dated May 24, 2013 between The National Bank of Blacksburg and Paul A. Mylum	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on March 8, 2018)
*10(xix)	First Amendment, dated August 16, 2021, to National Bankshares, Inc. Salary Continuation Agreement for Paul A. Mylum	(incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on August 20, 2021)
+21	Subsidiaries of the Registrant	Filed herewith
+31(i)	Section 302 Certification of Chief Executive Officer	Filed herewith
+31(ii)	Section 302 Certification of Chief Financial Officer	Filed herewith
+32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Filed herewith
+32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Filed herewith
+101

The following materials from National Bankshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

Filed herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith

*Indicates a management contract or compensatory plan or arrangement.

+Filed with this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL BANKSHARES, INC.

By: /s/ F. BRAD DENARDO
F. Brad Denardo Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: March 11, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Date	Title
/s/ LAWRENCE J. BALL	March 11, 2022	Director
Lawrence J. Ball

/s/ F. BRAD DENARDO	March 11, 2022	Chairman, President and CEO, National Bankshares, Inc.
F. Brad Denardo		(Principal Executive Officer)
Director
/s/ JOHN E. DOOLEY	March 11, 2022	Director
John E. Dooley

/s/ MICHAEL E. DYE	March 11, 2022	Director
Michael E. Dye

/s/ NORMAN V. FITZWATER, III	March 11, 2022	Director
Norman V. Fitzwater, III

/s/ CHARLES E. GREEN, III	March 11, 2022	Director
Charles. E. Green, III

/s/ MILDRED R. JOHNSON	March 11, 2022	Director
Mildred R. Johnson

/s/ MARY G. MILLER	March 11, 2022	Director
Mary G. Miller

/s/ WILLIAM A. PEERY	March 11, 2022	Director
William A. Peery
(continued)

/s/ GLENN P. REYNOLDS	March 11, 2022	Director
Glenn P. Reynolds

/s/ DAVID K. SKEENS	March 11, 2022	Treasurer and CFO, National Bankshares, Inc.
David K. Skeens		(Principal Financial Officer)
(Principal Accounting Officer)
/s/ JAMES C. THOMPSON	March 11, 2022	Director
James C. Thompson