Form 10-Q
period 2022-03-31
NATIONAL BANKSHARES INC
filed 2022-05-11
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 0-15204

NATIONAL BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1375874 (I.R.S. Employer Identification No.)

101 Hubbard StreetBlacksburg, Virginia 24062-9002

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

Outstanding shares of common stock at May 9, 2022

6,012,652

NATIONAL BANKSHARES, INC.

Form 10-Q

Part I
Item 1. Financial Statements	Financial Information
National Bankshares, Inc.
Consolidated Balance Sheets

(in thousands, except share and per share data)	(Unaudited) March 31, 2022	December 31, 2021
Assets
Cash and due from banks	$12,247	$8,768
Interest-bearing deposits	108,028	130,021
Securities available for sale, at fair value	699,354	686,080
Restricted stock, at cost	941	845
Mortgage loans held for sale	-	615
Loans:
Loans, net of unearned income and deferred fees and costs	819,328	803,248
Less allowance for loan losses	(7,788)	(7,674)
Loans, net	811,540	795,574
Premises and equipment, net	9,764	9,722
Accrued interest receivable	5,433	5,104
Other real estate owned, net	957	957
Goodwill	5,848	5,848
Bank-owned life insurance (“BOLI”)	42,592	42,354
Other assets	24,800	16,287
Total assets	$1,721,504	$1,702,175

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$338,031	$317,430
Interest-bearing demand deposits	908,790	890,124
Savings deposits	220,083	208,065
Time deposits	76,849	78,968
Total deposits	1,543,753	1,494,587
Accrued interest payable	51	48
Other liabilities	16,411	15,789
Total liabilities	1,560,215	1,510,424
Commitments and contingencies

Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding 6,022,752 shares at March 31, 2022 and 6,063,937 shares at December 31, 2021	7,528	7,580
Retained earnings	191,645	188,229
Accumulated other comprehensive loss, net	(37,884)	(4,058)
Total stockholders' equity	161,289	191,751
Total liabilities and stockholders' equity	$1,721,504	$1,702,175

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Income

Three Months Ended March 31, 2022 and 2021

(Unaudited)

(in thousands, except share and per share data)	March 31, 2022	March 31, 2021
Interest Income
Interest and fees on loans	$8,100	$8,550
Interest on interest-bearing deposits	49	28
Interest on securities – taxable	2,473	1,783
Interest on securities – nontaxable	428	521
Total interest income	11,050	10,882

Interest Expense
Interest on deposits	655	855
Net interest income	10,395	10,027
Provision for loan losses	134	50
Net interest income after provision for loan losses	10,261	9,977

Noninterest Income
Service charges on deposit accounts	562	469
Other service charges and fees	55	41
Credit and debit card fees, net	440	434
Trust income	443	415
BOLI income	238	206
Gain on sale of mortgage loans	61	137
Other income	492	627
Realized securities gain, net	-	5
Total noninterest income	2,291	2,334

Noninterest Expense
Salaries and employee benefits	3,978	3,906
Occupancy, furniture and fixtures	492	488
Data processing and ATM	787	778
FDIC assessment	111	83
Net costs of other real estate owned	10	37
Franchise taxes	362	335
Other operating expenses	873	909
Total noninterest expense	6,613	6,536
Income before income taxes	5,939	5,775
Income tax expense	1,053	1,009
Net Income	$4,886	$4,766
Basic and fully diluted net income per common share	$0.81	$0.74
Weighted average number of common shares outstanding, basic and diluted	6,047,230	6,407,685
Dividends declared per common share	-	-

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Comprehensive Loss

Three Months Ended March 31, 2022 and 2021

(Unaudited)

(in thousands)	March 31, 2022	March 31, 2021
Net Income	$4,886	$4,766

Other Comprehensive Loss, Net of Tax
Unrealized holding loss on available for sale securities net of tax of ($8,992) and ($3,271) for the periods ended March 31, 2022 and 2021, respectively	(33,826)	(12,309)
Reclassification adjustment for gain included in net income, net of tax of ($1) for the period ended March 31, 2021	-	(4)
Other comprehensive loss, net of tax	(33,826)	(12,313)
Total Comprehensive Loss	$(28,940)	$(7,547)

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2022 and 2021

(Unaudited)

(in thousands, except share data)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2020	$8,040	$189,547	$3,020	$200,607
Net income	-	4,766	-	4,766
Common stock repurchased, 111,832 shares	(140)	(3,851)	-	(3,991)
Other comprehensive loss, net of tax of ($3,272)	-	-	(12,313)	(12,313)
Balances at March 31, 2021	$7,900	190,462	(9,293)	189,069

Balances at December 31, 2021	$7,580	$188,229	$(4,058)	$191,751
Net income	-	4,886	-	4,886
Common stock repurchased, 41,185 shares	(52)	(1,470)	-	(1,522)
Other comprehensive loss, net of tax of ($8,992)	-	-	(33,826)	(33,826)
Balances at March 31, 2022	$7,528	$191,645	$(37,884)	$161,289

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2022 and 2021

(Unaudited)

(in thousands)	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities
Net income	$4,886	$4,766
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	134	50
Depreciation of bank premises and equipment	154	164
Amortization of premiums and accretion of discounts, net	359	416
Gain on sales and calls of securities available for sale, net	-	(5)
Loss and write-down on other real estate owned, net	-	26
Income on investment in BOLI	(238)	(206)
Origination of mortgage loans held for sale	(2,333)	(6,266)
Proceeds from sale of mortgage loans held for sale	3,009	6,845
Gain on sale of mortgage loans held for sale	(61)	(137)
Net change in:
Accrued interest receivable	(329)	(339)
Other assets	479	1,340
Accrued interest payable	3	(7)
Other liabilities	622	106
Net cash provided by operating activities	6,685	6,753

Cash Flows from Investing Activities
Net change in interest-bearing deposits	21,993	(14,417)
Proceeds from calls, principal payments, sales and maturities of securities available for sale	13,890	15,331
Purchase of securities available for sale	(70,341)	(55,944)
Net change in restricted stock	(96)	434
Purchase of loan participations	(4,687)	(951)
Collection of loan participations	92	93
Loan originations and principal collections, net	(11,545)	(9,761)
Proceeds from sale of other real estate owned	-	570
Recoveries on loans charged off	40	52
Proceeds from sale and purchases of premises and equipment, net	(196)	(84)
Net cash used in investing activities	(50,850)	(64,677)

Cash Flows from Financing Activities
Net change in time deposits	(2,119)	67
Net change in other deposits	51,285	61,378
Common stock repurchased	(1,522)	(3,991)
Net cash provided by financing activities	47,644	57,454
Net change in cash and due from banks	3,479	(470)
Cash and due from banks at beginning of period	8,768	13,147
Cash and due from banks at end of period	$12,247	$12,677
		(continued )

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits	$652	$862
Income taxes paid	-	-

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for loan losses	$60	$47
Loans transferred to repossessed assets	-	11
Unrealized net loss on securities available for sale	(42,818)	(15,585)
Lease liabilities arising from obtaining right-of-use assets	25	-

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Notes to Consolidated Financial Statements

March 31, 2022

(Unaudited)

$ in thousands, except per share data

Note 1: Summary of Significant Accounting Policies

The consolidated financial statements of National Bankshares, Inc. (“NBI”) and its wholly-owned subsidiaries, The National Bank of Blacksburg (the “Bank” or “NBB”) and National Bankshares Financial Services, Inc. (“NBFS”) (collectively, the “Company”), conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three month period ended March 31, 2022 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s 2021 Form 10-K.  The Company posts all reports required to be filed under the Securities Exchange Act of 1934 on its web site at www.nationalbankshares.com.

Risks and Uncertainties

Since the beginning of 2020, the COVID-19 pandemic and efforts to reduce its spread have caused significant disruptions in the U.S. economy and negatively impacted financial activity in the Company’s market. The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. The pandemic appears to be receding, however if the pandemic re-escalates, the Company could experience a material adverse effect on its business, financial condition, results of operations, cash flows, credit risk, asset valuations and capital position.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASUs 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the SEC and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company is working to ensure readiness and compliance with the standard. The Company has engaged with a vendor, validated data, analyzed correlations for forecasting, selected methodologies and begun running parallel models.  Management will continue to refine assumptions that impact the calculation prior to the effective date.

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

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted ASU 2016-13, the effective dates for ASU 2022-02 are the same as the effective dates in ASU 2016-13. Early adoption is permitted if an entity has adopted ASU 2016-13. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is currently assessing the impact that ASU 2022-02 will have on its consolidated financial statements.

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

Note 2: Loan Portfolio

The loan portfolio, excluding loans held for sale, was comprised of the following.

	March 31, 2022	December 31, 2021
Real estate construction	$59,741	$48,841
Consumer real estate	209,072	208,977
Commercial real estate	416,953	405,722
Commercial non-real estate	52,796	60,264
Public sector and IDA	47,156	47,899
Consumer non-real estate	34,056	32,026
Gross loans	819,774	803,729
Less unearned income and deferred fees and costs	(446)	(481)
Loans, net of unearned income and deferred fees and costs	$819,328	$803,248

Note 3:         Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

The allowance for loan losses methodology incorporates individual evaluation of impaired loans and collective evaluation of groups of non-impaired loans. The Company performs ongoing analysis of the loan portfolio to determine credit quality on an individual loan basis and to identify impaired loans. Please refer to the Company’s 2021 Form 10-K, Note 1: Summary of Significant Accounting Policies for additional information on evaluation of impaired loans and associated specific reserves, and policies regarding nonaccruals, past due status and charge-offs.

Collectively Evaluated Loans

The loan portfolio is composed of major segments and smaller classes within each segment. Segments and classes are determined based on characteristics such as collateral type and intended use, repayment sources, and (if applicable) the borrower’s business model. The methodology for calculating reserves for collectively evaluated loans is applied at the class level. The Company’s segments and classes within each segment are presented below:

Real Estate Construction	Commercial Non-Real Estate
Construction, residential	Commercial and industrial
Construction, other
Public Sector and IDA
Consumer Real Estate	Public sector and IDA
Equity lines
Residential closed-end first liens
Residential closed-end junior liens	Consumer Non-Real Estate
Investor-owned residential real estate	Credit cards
Automobile
Commercial Real Estate	Other consumer loans
Multifamily real estate
Commercial real estate, owner-occupied
Commercial real estate, other

Collectively-evaluated loans within each class are further stratified by risk rating: pass-rated loans, loans rated special mention, and loans rated classified. Credit risk for collectively-evaluated loans is estimated at the class level, by risk rating, by applying historical net charge-off rates and percentages for qualitative factors that influence credit risk. Please refer to the Company’s 2021 Form 10-K, Note 1: Summary of Significant Accounting Policies for a discussion of risk factors pertinent to each class.

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows.

	Activity in the Allowance for Loan Losses for the Three Months Ended March 31, 2022
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non- Real Estate	Unallocated	Total
Balance, December 31, 2021	$422	$1,930	$3,121	$1,099	$297	$444	$361	$7,674
Charge-offs	-	-	-	-	-	(60)	-	(60)
Recoveries	-	-	12	3	-	25	-	40
Provision for (recovery of) loan losses	171	5	290	(158)	10	6	(190)	134
Balance, March 31, 2022	$593	$1,935	$3,423	$944	$307	$415	$171	$7,788

	Activity in the Allowance for Loan Losses for the Three Months Ended March 31, 2021
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non- Real Estate	Unallocated	Total
Balance, December 31, 2020	$503	$2,165	$3,853	$670	$339	$555	$396	$8,481
Charge-offs	-	-	-	-	-	(47)	-	(47)
Recoveries	-	-	12	2	-	38	-	52
Provision for (recovery of) loan losses	8	201	(3)	(38)	(28)	(50)	(40)	50
Balance, March 31, 2021	$511	$2,366	$3,862	$634	$311	$496	$356	$8,536

	Activity in the Allowance for Loan Losses for the Year Ended December 31, 2021
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non- Real Estate	Unallocated	Total
Balance, December 31, 2020	$503	$2,165	$3,853	$670	$339	$555	$396	$8,481
Charge-offs	-	(13)	-	(526)	-	(216)	-	(755)
Recoveries	-	20	159	33	-	134	-	346
Provision for (recovery of) loan losses	(81)	(242)	(891)	922	(42)	(29)	(35)	(398)
Balance, December 31, 2021	$422	$1,930	$3,121	$1,099	$297	$444	$361	$7,674

	Allowance for Loan Losses as of March 31, 2022
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non- Real Estate	Unallocated	Total
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	593	1,935	3,423	944	307	415	171	7,788
Total	$593	$1,935	$3,423	$944	$307	$415	$171	$7,788

	Allowance for Loan Losses as of December 31, 2021
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non- Real Estate	Unallocated	Total
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	422	1,930	3,121	1,099	297	444	361	7,674
Total	$422	$1,930	$3,121	$1,099	$297	$444	$361	$7,674

	Loans as of March 31, 2022
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non- Real Estate	Total
Individually evaluated for impairment	$-	$189	$5,358	$287	$-	$-	$5,834
Collectively evaluated for impairment	59,741	208,883	411,595	52,509	47,156	34,056	813,940
Total	$59,741	$209,072	$416,953	$52,796	$47,156	$34,056	$819,774

	Loans as of December 31, 2021
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non- Real Estate	Total
Individually evaluated for impairment	$-	$191	$5,386	$301	$-	$-	$5,878
Collectively evaluated for impairment	48,841	208,786	400,336	59,963	47,899	32,026	797,851
Total	$48,841	$208,977	$405,722	$60,264	$47,899	$32,026	$803,729

A summary of ratios for the allowance for loan losses follows.

	As of and for the
	Three Months Ended March 31,		Year Ended December 31,
	2022	2021	2021
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees and costs	0.95%	1.10%	0.96%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees and costs(1)	0.01%	0.00%	0.05%

(1)	Net charge-offs are on an annualized basis.

A summary of nonperforming assets follows:

	March 31,		December 31,
	2022	2021	2021
Nonperforming assets:
Nonaccrual loans	$29	$784	$-
TDR loans in nonaccrual	2,833	2,907	2,873
Total nonperforming loans	2,862	3,691	2,873
Other real estate owned, net	957	957	957
Total nonperforming assets	$3,819	$4,648	$3,830
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.47%	0.60%	0.48%
Ratio of allowance for loan losses to nonperforming loans(1)	272.12%	231.27%	267.11%

(1)	The Company defines nonperforming loans as nonaccrual loans and restructured loans that are nonaccrual. Loans 90 days past due and still accruing and accruing restructured loans are excluded.

A summary of loans past due 90 days or more and impaired loans follows.

	March 31,		December 31,
	2022	2021	2021
Loans past due 90 days or more and still accruing	$381	$12	$90
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees and costs	0.05%	0.00%	0.01%
Accruing restructured loans	$3,001	$1,378	$3,005
Impaired loans:
Impaired loans with no valuation allowance	$5,834	$4,564	$5,878
Impaired loans with a valuation allowance	-	375	-
Total impaired loans	$5,834	$4,939	$5,878
Valuation allowance	-	(18)	-
Impaired loans, net of allowance	$5,834	$4,921	$5,878
Average recorded investment in impaired loans(1)	$5,842	$4,956	$5,901
Interest income recognized on impaired loans, after designation as impaired	$21	$46	$137
Amount of income recognized on a cash basis	$-	$-	$-

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

No interest income was recognized on nonaccrual loans for the three months ended March 31, 2022 or March 31, 2021 or for the year ended December 31, 2021.

A detailed analysis of investment in impaired loans and associated reserves, segregated by loan class follows.  Only classes with impaired loans are presented

	Impaired Loans as of March 31, 2022
	Principal Balance	Total Recorded Investment(1)	Recorded Investment(1)for Which There is No Related Allowance	Recorded Investment(1) for Which There is a Related Allowance	Related Allowance
Consumer Real Estate
Investor-owned residential real estate	$189	$189	$189	$-	$-
Commercial Real Estate
Commercial real estate, owner-occupied	3,254	2,639	2,639	-	-
Commercial real estate, other	2,719	2,719	2,719	-	-
Commercial Non-Real Estate
Commercial and industrial	300	287	287	-	-
Total	$6,462	$5,834	$5,834	$-	$-

	Impaired Loans as of December 31, 2021
	Principal Balance	Total Recorded Investment(1)	Recorded Investment(1) for Which There is No Related Allowance	Recorded Investment(1) for Which There is a Related Allowance	Related Allowance
Consumer Real Estate
Investor-owned residential real estate	$191	$191	$191	$-	$-
Commercial Real Estate
Commercial real estate, owner occupied	3,256	2,665	2,665	-	-
Commercial real estate, other	2,721	2,721	2,721	-	-
Commercial Non-Real Estate
Commercial and industrial	310	301	301	-	-
Total	$6,478	$5,878	$5,878	$-	$-

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

The following tables show the average recorded investment and interest income recognized for impaired loans. Only classes with impaired loans are presented.

	For the Three Months Ended March 31, 2022
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate
Investor-owned residential real estate	$190	$3
Commercial Real Estate
Commercial real estate, owner occupied	2,640	1
Commercial real estate, other	2,720	17
Commercial Non-Real Estate
Commercial and industrial	292	-
Total	$5,842	$21

	For the Three Months Ended March 31, 2021
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate
Investor-owned residential real estate	$194	$3
Commercial Real Estate
Commercial real estate, owner occupied	3,269	38
Commercial real estate, other	654	-
Commercial Non-Real Estate
Commercial and industrial	838	5
Consumer Non-Real Estate
Automobile	1	-
Total	$4,956	$46

	For the Year Ended December 31, 2021
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate
Investor-owned residential real estate	$192	$13
Commercial Real Estate
Commercial real estate, owner occupied	2,668	9
Commercial real estate, other	2,723	100
Commercial Non-Real Estate
Commercial and industrial	317	15
Consumer Non-Real Estate
Automobile	1	-
Total	$5,901	$137

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

An analysis of past due and nonaccrual loans follows.  Only classes with past due or nonaccrual loans are shown.

March 31, 2022
	30 – 89 Days Past Due and Accruing	90 or More Days Past Due	90 or More Days Past Due and Accruing	Nonaccruals(1)
Real Estate Construction
Construction, other	$-	$320	$320	$-
Consumer Real Estate
Equity lines	50	29	-	29
Residential closed-end first liens	517	32	32	-
Commercial Real Estate
Commercial real estate, owner-occupied	61	262	-	2,546
Commercial Non-Real Estate
Commercial and industrial	53	2	2	287
Consumer Non-Real Estate
Credit cards	1	2	2	-
Automobile	80	-	-	-
Other consumer loans	139	25	25	-
Total	$901	$672	$381	$2,862

December 31, 2021
	30 – 89 Days Past Due and Accruing	90 or More Days Past Due	90 or More Days Past Due and Accruing	Nonaccruals(1)
Real Estate Construction
Construction, other	$14	$-	$-	$-
Consumer Real Estate
Equity lines	50	29	29
Residential closed-end first liens	715	58	58	-
Commercial Real Estate
Commercial real estate, owner occupied	12	266	-	2,572
Commercial Non-Real Estate
Commercial and Industrial	13	-	-	301
Consumer Non-Real Estate
Credit cards	2	2	2	-
Automobile	93	-	-	-
Other consumer loans	88	1	1	-
Total	$987	$356	$90	$2,873

(1)	Includes current and past due loans in nonaccrual status. Includes impaired loans in nonaccrual status.

The following displays collectively evaluated loans by credit quality indicator. Impaired loans are not included.

March 31, 2022	Pass	Special Mention	Classified
Real Estate Construction
Construction, 1-4 family residential	$14,447	$-	$-
Construction, other	44,974	-	320
Consumer Real Estate
Equity lines	13,530	-	29
Residential closed-end first liens	107,259	-	247
Residential closed-end junior liens	2,295	-	-
Investor-owned residential real estate	84,918	-	605
Commercial Real Estate
Multifamily residential real estate	106,309	-	-
Commercial real estate owner-occupied	128,739	-	-
Commercial real estate, other	176,547	-	-
Commercial Non-Real Estate
Commercial and industrial	52,507	-	2
Public Sector and IDA
States and political subdivisions	47,156	-	-
Consumer Non-Real Estate
Credit cards	4,658	-	-
Automobile	10,673	-	-
Other consumer	18,669	-	56
Total	$812,681	$-	$1,259

December 31, 2021	Pass	Special Mention	Classified
Real Estate Construction
Construction, 1-4 family residential	$10,008	$-	$-
Construction, other	38,833	-	-
Consumer Real Estate
Equity lines	13,588	-	29
Residential closed-end first liens	106,107	-	275
Residential closed-end junior liens	2,715	-	-
Investor-owned residential real estate	85,460	-	612
Commercial Real Estate
Multifamily residential real estate	106,644	-	-
Commercial real estate owner-occupied	125,605	-	35
Commercial real estate, other	164,324	3,728	-
Commercial Non-Real Estate
Commercial and industrial	59,953	-	10
Public Sector and IDA
States and political subdivisions	47,899	-	-
Consumer Non-Real Estate
Credit cards	4,531	-	-
Automobile	10,990	-	3
Other consumer	16,402	-	100
Total	$793,059	$3,728	$1,064

Determination of risk ratings was completed for the portfolio as of March 31, 2022 and December 31, 2021.

Troubled Debt Restructurings

Total TDRs amounted to $5,834 at March 31, 2022, $5,878 at December 31, 2021, and $4,285 at March 31, 2021. All of the Company’s TDR loans are fully funded and no further increase in credit is available.

TDRs Designated During the Reporting Period

During the three months ended March 31, 2022, the Company did not designate any new TDRs. During the three months ended March 31, 2021 the Company designated one loan as a TDR. The restructuring completed during the three-month period ended March 31, 2021 shifted the payment structure from interest-only to amortizing and reduced the interest rate to provide cash flow relief. No principal or interest was forgiven. The impairment measurement at March 31, 2021 was based upon the collateral method and did not result in a specific allocation.

The following table presents restructurings by class that occurred during the period indicated.

	Restructurings That Occurred During the Three Months Ended March 31, 2021
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Commercial Real Estate
Commercial real estate owner-occupied	1	$102	$102
Total	1	$102	$102

Defaulted TDRs

The Company analyzed its TDR portfolio for loans that defaulted during the three month periods ended March 31, 2022 and March 31, 2021 and that were modified within 12 months prior to default. The Company designates three circumstances that indicate default: one or more payments that occur more than 90 days past the due date, charge-off, or foreclosure after the date of restructuring.

Of the Company’s TDRs at March 31, 2022 and March 31, 2021, none of the defaulted TDRs were modified within 12 months prior to default. All of the defaulted TDRs were in nonaccrual status as of March 31, 2022 and March 31, 2021.

Note 4: Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for debt securities available for sale by major security type are as follows.

	March 31, 2022
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Treasuries	$989	$-	$25	$964
U.S. Government agencies and corporations	344,348	904	22,864	322,388
States and political subdivisions	193,185	416	14,801	178,800
Mortgage-backed securities	193,538	70	2,722	190,886
Corporate debt securities	6,499	-	183	6,316
Total securities available for sale	$738,559	$1,390	$40,595	$699,354

	December 31, 2021
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$279,934	$2,795	$4,710	$278,019
States and political subdivisions	195,365	5,314	2,007	198,672
Mortgage-backed securities	204,164	2,323	313	206,174
Corporate debt securities	3,004	248	37	3,215
Total securities available for sale	$682,467	$10,680	$7,067	$686,080

The amortized cost and fair value of single maturity securities available for sale at March 31, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity.

	March 31, 2022
	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$1,317	$1,325
Due after one year through five years	79,070	77,180
Due after five years through ten years	329,371	310,296
Due after ten years	328,801	310,553
Total securities available for sale	$738,559	$699,354

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows.

	March 31, 2022
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasuries	$964	$25	$-	$-
U.S. Government agencies and corporations	238,220	14,294	68,352	8,570
States and political subdivisions	120,206	8,951	36,298	5,850
Mortgage-backed securities	160,387	2,262	9,623	460
Corporate debt securities	5,317	183	-	-
Total temporarily impaired securities	$525,094	$25,715	$114,273	$14,880

	December 31, 2021
	Less Than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies and corporations	$201,650	$3,530	$26,792	$1,180
States and political subdivisions	50,659	1,214	20,542	793
Mortgage-backed securities	13,139	141	4,665	172
Corporate debt securities	966	37	-	-
Total temporarily impaired securities	$266,414	$4,922	$51,999	$2,145

The Company had 529 securities with a fair value of $639,367 that were temporarily impaired at March 31, 2022.  The total unrealized loss on these securities was $40,595. Of the temporarily impaired total, 116 securities with a fair value of $114,273 and an unrealized loss of $14,880 have been in a continuous loss position for 12 months or more. The Company has determined that these securities are temporarily impaired at March 31, 2022 for the reasons set out below.

U.S. Government agencies. Unrealized losses of $8,570 on 77 securities with a fair value of $68,352 were caused by interest rate and market fluctuations. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of the investments. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company does not consider the securities to be other-than-temporarily impaired.

States and political subdivisions. The Company reviewed financial statements and cash flow information for the 35 securities with a fair value of $36,298 and unrealized losses of $5,850 and determined that the unrealized loss is the result of interest rate and market fluctuations and not associated with impaired financial status. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of the investments. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of amortized cost basis, which may be at maturity, the Company does not consider the investments to be other-than-temporarily impaired.

Mortgage-backed securities. Unrealized losses of $460 on 4 securities with a fair value of $9,623 were caused by interest rate and market fluctuations. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of amortized costs basis, which may be at maturity, the Company does not consider the investments to be other-than-temporarily impaired.

Restricted Stock

The Company held restricted stock of $941 as of March 31, 2022 and $845 at December 31, 2021. Restricted stock is reported separately from available for sale securities. As a member bank of the Federal Reserve system and the Federal Home Loan Bank of Atlanta (“FHLB”), NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital, current borrowings, and a percentage of qualifying assets. The correspondents provide calculations that require the Company purchase or sell stock back to the correspondents. The stock is held by member institutions only and is not actively traded.

Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. In addition to dividends, NBB also benefits from its membership with FHLB through eligibility to borrow from the FHLB, using as collateral NBB’s capital stock investment in the FHLB and qualifying NBB real estate mortgage loans totaling $614,894 at March 31, 2022. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at March 31, 2022, management did not determine any impairment.

Management regularly monitors the credit quality of the investment portfolio. Changes in ratings are noted and follow-up research on the issuer is undertaken when warranted. Management intends to carefully monitor any changes in bond quality.

Note 5: Defined Benefit Plan

Components of Net Periodic Benefit Cost:

	Pension Benefits Three Months Ended March, 31
	2022	2021
Service cost	$324	$361
Interest cost	204	184
Expected return on plan assets	(629)	(555)
Amortization of prior service cost	-	(3)
Recognized net actuarial loss	110	208
Net periodic benefit cost	$9	$195

The service cost component of net periodic benefit cost is included in salaries and employee benefits expense in the consolidated statements of income. All other components are included in other noninterest expense in the consolidated statements of income. For the three months ended March 31, 2022, the Company did not make a contribution to the defined benefit plan.

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of the dates indicated.

March 31, 2022		Fair Value Measurements Using
Description	Balance	Level 1	Level 2	Level 3
U.S. Treasuries	$964		$964
U.S. Government agencies and corporations	322,388	-	322,388	-
States and political subdivisions	178,800	-	178,800	-
Mortgage-backed securities	190,886	-	190,886	-
Corporate debt securities	6,316	-	6,316	-
Total securities available for sale	$699,354	$-	$699,354	$-

December 31, 2021		Fair Value Measurements Using
Description	Balance	Level 1	Level 2	Level 3
U.S. Government agencies and corporations	$278,019	$-	$278,019	$-
States and political subdivisions	198,672	-	198,672	-
Mortgage-backed securities	206,174	-	206,174	-
Corporate debt securities	3,215	-	3,215	-
Total securities available for sale	$686,080	$-	$686,080	$-

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

The Company did not have any interest rate loan contracts or forward contracts at December 31, 2021. The following tables present information on interest rate loan contracts and forward contracts:

March 31, 2022		Fair Value Measurements Using
Description	Balance	Level 1	Level 2	Level 3
Interest rate loan contracts	$(8)	$-	$-	$(8)
Forward contracts	$8	$-	$-	$8

March 31, 2022	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate loan contracts	Market approach	Pull-through rate			90.16%	(1)
Forward contracts	Market approach	Pull-through rate			90.16%	(1)

Interest rate loan contracts	Market approach	Current reference price	99.57%	-	101.11%	(99.91%	)
Forward contracts	Market approach	Current reference price	99.57%	-	101.11%	(99.91%	)

(1)	All contracts are valued using the same pull-through rate.

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at March 31, 2022 or December 31, 2021.

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

Appraisals are prepared by independent, licensed appraisers using observable market data analyzed through an income or sales valuation approach. Appraisals of less than 24 months of age result in Level 2 categorization. If a current appraisal cannot be obtained prior to a reporting date and an existing appraisal is discounted to estimate value, or if declines in value are identified after the date of the appraisal, or if an appraisal is discounted for estimated selling costs, or if the appraisal uses unobservable market data, the valuation of real estate collateral is categorized as Level 3. Loans valued using an independent real estate evaluations are categorized as Level 3.

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

At March 31, 2022 and December 31, 2021, measurement of the Company’s impaired loans did not result in any specific allocations.

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

The following table summarizes the Company’s OREO measured at fair value on a nonrecurring basis as of the dates indicated.

Date	Description	Balance	Level 1	Level 2	Level 3
March 31, 2022	OREO net of valuation allowance	$957	$-	$-	$957
December 31, 2021	OREO net of valuation allowance	957	-	-	957

The following table presents information about OREO and Level 3 Fair Value Measurements for the dates indicated.

Date	Valuation Technique	Unobservable Input	Range (Weighted Average)
March 31, 2022	Discounted appraised value	Selling cost	6.20%	(1)
December 31, 2021	Discounted appraised value	Selling cost	6.20%	(1)

(1)	As of March 31, 2022 and December 31, 2021, OREO was composed of a single property.

At March 31, 2022 and December 31, 2021, OREO was measured using appraised value, discounted by selling cost. Discounts for selling costs are recognized when the Company markets OREO properties via local realtors. The Company works with the realtor to determine the list price, which may be set at appraised value or at a different amount based on the realtor’s advice and management’s judgement of marketability. Selling costs for improved land generally are estimated at 6% of the list price, and for raw land at 10% of the list price. If the final sale price is different from the list price, the amount of selling costs will also be different from those estimated.         There is uncertainty in determining discounts to appraised value. Future changes to marketability assumptions or updated appraisals may indicate in a lower fair value, with a corresponding impact to net income. Ultimate proceeds from the sale of OREO property may be less than the estimated fair value, reducing net income.

Fair Value Summary

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of the dates indicated.  Fair values are estimated using the exit price notion.

	March 31, 2022
	Recorded Amount	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$12,247	$12,247	$-	$-
Interest-bearing deposits	108,028	108,028	-	-
Securities available for sale	699,354	-	699,354	-
Restricted securities	941	-	941	-
Loans, net	811,540	-	-	796,766
Accrued interest receivable	5,433	-	5,433	-
Bank-owned life insurance	42,592	-	42,592	-
Forward contracts	8	-	-	8
Financial Liabilities:
Deposits	$1,543,753	$-	$1,466,904	$76,955
Accrued interest payable	51	-	51	-
Interest rate loan contracts	8	-	-	8

	December 31, 2021
	Recorded Amount	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$8,768	$8,768	$-	$-
Interest-bearing deposits	130,021	130,021	-	-
Securities available for sale	686,080	-	686,080	-
Restricted securities	845	-	845	-
Loans held for sale	615	-	615	-
Loans, net	795,574	-	-	791,335
Accrued interest receivable	5,104	-	5,104	-
Bank-owned life insurance	42,354	-	42,354	-
Financial Liabilities:
Deposits	$1,494,587	$-	$1,415,619	$79,115
Accrued interest payable	48	-	48	-

Note 7: Components of Accumulated Other Comprehensive Loss

The following table provides information about components of accumulated other comprehensive loss as of the dates indicated:

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$13,167	$(10,147)	$3,020
Unrealized holding loss on available for sale securities, net of tax of ($3,271)	(12,309)	-	(12,309)
Reclassification adjustment, net of tax of ($1)	(4)	-	(4)
Balance at March 31, 2021	$854	$(10,147)	$(9,293)

Balance at December 31, 2021	$2,854	$(6,912)	$(4,058)
Unrealized holding loss on available for sale securities, net of tax of ($8,992)	(33,826)	-	(33,826)
Balance at March 31, 2022	$(30,972)	$(6,912)	$(37,884)

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

Table
of Contents

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606.

	For the Three Months Ended March 31,
	2022	2021
Noninterest Income In-scope of Topic 606:
Service charges on deposit accounts	$562	$469
Other service charges and fees	55	41
Credit and debit card fees, net	440	434
Trust income	443	415
Insurance and investment (1)	208	398
Total noninterest income (in-scope of Topic 606)	$1,708	$1,757
Noninterest income (out-of-scope of Topic 606)	583	577
Total noninterest income	$2,291	$2,334

(1)	Included within Other Income on the Consolidated Statements of Income.

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

Options to Extend, Residual Value Guarantees, and Restrictions and Covenants

Of the Company’s five operating leases, three leases provide options to extend the lease term. Two of the leases have two options of five years each. At the time of capitalization, the Company was not reasonably certain whether it would exercise the options and did not include the optional time period in the calculation of the lease liability. One of the leases has one option to extend the term for an additional five years.  At the time of capitalization, the Company was not reasonably certain whether it would exercise the option and did not include the optional time period in the calculation of the lease liability.  The Company exercised a previous option in 2020 that was included in the calculation of the lease liability. The lease agreement provides that the lease payment will increase at the exercise date based on the Consumer Price Index for All Urban Consumers (“CPI-U”). Because the CPI-U at the exercise date is unknown, the increase is not included in the cash flows determining the lease liability. None of the Company’s leases provide for residual value guarantees and none provide restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The Company’s lease right of use asset is included in other assets and the lease liability is included in other liabilities. The following tables present information about leases:

	March 31, 2022	December 31, 2021
Lease liability	$1,518	$1,558
Right-of-use asset	$1,493	$1,532
Weighted average remaining lease term (in years)	6.05	6.33
Weighted average discount rate	3.19%	3.21%

	For the Three Months Ended March 31,
	2022	2021
Lease Expense
Operating lease expense	$76	$93
Short-term lease expense	1	1
Total lease expense	$77	$94

Cash paid for amounts included in lease liabilities	$78	$92
Right-of-use assets obtained in exchange for operating lease liabilities commencing during the period	$25	$-

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability:

Undiscounted Cash Flow for the Period	As of March 31, 2022
Twelve months ending March 31, 2023	$307
Twelve months ending March 31, 2024	299
Twelve months ending March 31, 2025	294
Twelve months ending March 31, 2026	225
Twelve months ending March 31, 2027	203
Thereafter	346
Total undiscounted cash flows	$1,674
Less: discount	(156)
Lease liability	$1,518

The contracts in which the Company is lessee are with parties external to the Company and not related parties. The Company has a small lease relationship with a director in which the Company is lessor.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

$ in thousands, except per share data

The purpose of this discussion and analysis is to provide information about the financial condition and results of operations of the Company.  Please refer to the financial statements and other information included in this report as well as the Company’s 2021 Annual Report on Form 10-K for an understanding of the following discussion and analysis. References in the following discussion and analysis to “we” or “us” refer to the Company unless the context indicates that the reference is to the Bank.

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

●	unanticipated increases in the level of unemployment in the Company’s market,
●	the quality or composition of the loan and/or investment portfolios,
●	demand for loan products,
●	deposit flows,
●	competition,
●	demand for financial services in the Company’s market,
●	the real estate market in the Company’s market,
●	laws, regulations and policies impacting financial institutions,
●	technological risks and developments, and cyber-threats, attacks or events,
●	the Company’s technology initiatives,
●	performance by the Company’s counterparties or vendors,
●	applicable accounting principles, policies and guidelines,
●	business disruption and/or impact due to the coronavirus or similar pandemic diseases, and
●

the duration and severity of the COVID-19 pandemic, the uncertainty regarding new variants of COVID-19, the efficacy of vaccine and treatment developments, the impact of loosening or tightening of government restrictions, and the heightened impact it has on many of the risks described herein,

●	geopolitical conditions, including acts or threats of terrorism and/or military conflicts, or actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, negatively impacting business and economic conditions in the U.S. and abroad.

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

Further, the Company has a program to identify, mitigate and manage its cybersecurity risks.  The program includes penetration testing and vulnerability assessment, technological defenses such as antivirus software, patch management, firewall management, email and web protections, an intrusion prevention system, a cybersecurity insurance policy which covers some but not all losses arising from cybersecurity breaches, as well as ongoing employee training.  The cost of these measures was $94 for the three months ended March 31, 2022 and $98 for the three months ended March 31, 2021. These costs are included in various categories of noninterest expense.

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

Non-GAAP Financial Measures

This report refers to certain financial measures that are computed under a basis other than U.S. GAAP ("non-GAAP").  Details on non-GAAP measures follow.

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

	Three months ended March 31,
	2022	2021
Net Income	$4,886	$4,766
Items deemed non-recurring by management:
Less: partnership income (1), net of tax of ($77) in 2022 and ($98) in 2021	(290)	(369)
Less: securities gains, net of tax of ($1) in 2021	-	(4)
Adjusted net income	4,596	4,393
Adjusted net income, annualized	18,639	17,816
Items deemed non-recurring by management:
Add: partnership income, net of tax of $77 in 2022 and $98 in 2021	290	369
Add: securities gains, net of tax of $28 in 2022 and $1 in 2021	-	4
Annualized net income for ratio calculation	$18,929	$18,189

(1)

During the first quarter of each year, the Company adjusts its basis in partnership interests. During 2022 and 2021, the adjustment resulted in recognition of a gain. During 2022 and 2021, the Company also received a payout from a partnership interest. The gain and payout are recognized in other income. Partnership income is removed from income prior to annualization in order to avoid distortion, and added back to income after annualization.

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

	Three months ended March 31,
	2022	2021
GAAP measures:
Interest and fees on loans	$8,100	$8,550
Interest on interest-bearing deposits	49	28
Interest and dividends on securities - taxable	2,473	1,783
Interest on securities - nontaxable	428	521
Total interest income	$11,050	$10,882

Interest on deposits	$655	$855
Net interest income	$10,395	$10,027

Non-GAAP measures:
Tax benefit on nontaxable loan income	$81	$75
Tax benefit on nontaxable securities income	146	170
Total tax benefit on nontaxable interest income	$227	$245
Total tax equivalent net interest income	$10,622	$10,272
Total tax equivalent net interest income, annualized	$43,078	$41,659

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

	Three months ended March 31,
	2022	2021
Noninterest expense	$6,613	$6,536

Taxable-equivalent net interest income	$10,622	$10,272
Noninterest income	2,291	2,334
Less: partnership income	(367)	(467)
Less: securities gains	-	(5)
Total income for ratio calculation	$12,546	$12,134

Efficiency ratio	52.71%	53.87%

Critical Accounting Policies

General

The Company’s consolidated financial statements are prepared in accordance with GAAP. The financial information contained within our statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value obtained when earning income, recognizing an expense, recovering an asset or satisfying a liability. Although the economics of the Company’s transactions may not change, the timing of events that would impact the transactions could change.

Presented below is a discussion of accounting policies that are the most important to the portrayal and understanding of the Company’s financial condition and results of operations. Critical accounting policies require management’s most difficult, subjective, and complex judgments about matters that are inherently uncertain. If conditions occur that differ from our assumptions, depending upon the severity of such differences, the Company’s financial condition or results of operations may be materially impacted. The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them as needed. There have been no changes since December 31, 2021.  Please refer to the Company’s 2021 Form 10-K, Note 1: Summary of Significant Accounting Policies for additional information on the Company’s accounting policies.

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

Loss rates

Loss rates are calculated for and applied to individual classes by averaging loss rates over the most recent eight quarters. Two loss rates for each class are calculated: total net charge-offs for the class as a percentage of average class loan balance (“class loss rate”), and total net charge-offs for the class as a percentage of average classified loans in the class (“classified loss rate”). Net charge-offs in both calculations include charge-offs and recoveries for all loans within the class, including classified and non-classified loans, as well as impaired and TDR loans. If the loss rate calculation results in a recovery, the loss rate applied is zero. Class historical loss rates are applied to collectively evaluated pass-rated loan balances and special mention rated loan balances, and classified historical loss rates are applied to collectively evaluated classified loan balances.

Qualitative factor allocations

The analysis of certain factors results in standard allocations to all classes. These factors include the risk from changes in lending policies, loan officers’ experience, changes in loan review, and economic factors including local unemployment levels, local bankruptcy rates, interest rate environment, and competition/legal/regulatory environments. Standard allocations for residential vacancy rates and housing inventory are applied to residential construction, investor-owned residential real estate, multifamily loans, other commercial real estate, state and political subdivision loans and all classes within the consumer real estate segment.

Qualitative factors incorporate economic data targeted to the Company’s market. If market–specific information is not available on a timely basis, regional or national information that historically shows a high degree of correlation to market data may be used.

Also applied to all segments and classes during 2021 was an economic factor implemented to address COVID-19 uncertainty: national unemployment filings. Local unemployment data lags the reporting date and the Company implemented analysis of national unemployment filings to capture current effects of the COVID-19 pandemic. Historical analysis determined that local unemployment filings were closely correlated to national unemployment filings. National unemployment filings returned to pre-pandemic levels during the fourth quarter of 2021 and no allocation was made as of March 31, 2022.

Factors analyzed for each class, with resultant allocations based upon the level of risk assessed for each class, include levels of past due loans, levels of nonaccrual loans, current class balance as a percentage of total loans and the percentage of high risk loans within the class. High risk loans include junior liens, interest only and high loan to value loans. High risk loans within each class are analyzed and allocated additional reserves based on current trends.

Nonaccrual status

The Company reviews loans with certain risk indicators to determine whether the loans should be placed on nonaccrual status, including loans that exceed 90 days past due, loans rated classified, and loans with a modification that provides relief from payments of interest or principle for more than 90 days.

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

Estimation of the Allowance For Loan Losses

The estimation of the allowance involves analysis of internal and external variables, methodologies, assumptions and management’s judgment and experience. Key judgments used in determining the allowance for loan losses include internal risk rating determinations, market and collateral values, discount rates, loss rates, management’s assessment of current economic conditions, and management’s estimate of the impact of qualitative factors. These judgments are inherently subjective and actual losses could be greater or less than the estimate. Future estimates of the allowance could increase or decrease based on changes in the financial condition of individual borrowers, concentrations of various types of loans, economic conditions or the markets in which collateral may be sold. The estimate of the allowance accrual determines the amount of provision expense and directly affects our financial results.

The estimate of the allowance considered market conditions as of the reporting date where possible, and the most recent available information when data was not available as of the reporting date, portfolio conditions and levels of delinquencies at the reporting date, and net charge-offs in the eight quarters prior to the reporting date. For additional discussion of the allowance, see Note 3 to the consolidated financial statements and “Asset Quality,” and “Provision and Allowance for Loan Losses” of Management's Discussion and Analysis.

Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value based test. The Company contracts with a third party valuation expert to perform impairment testing in the fourth quarter of each year. The Company’s most recent impairment test was performed using data from September 30, 2021. Accounting guidance provides the option of performing preliminary assessment of qualitative factors before performing more substantial testing for impairment. The Company opted not to perform the preliminary assessment. The Company’s goodwill impairment analysis considered three valuation techniques appropriate to the measurement. The first technique uses the Company’s market capitalization as an estimate of fair value; the second technique estimates fair value using current market pricing multiples for companies comparable to the Company; while the third technique uses current market pricing multiples for change-of-control transactions involving companies comparable to the Company. The analysis did not result in an impairment.

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

NBI has two wholly-owned subsidiaries, the National Bank of Blacksburg and National Bankshares Financial Services, Inc. NBB is a community bank and does business as National Bank from 24 office locations and one loan production office. NBB is the source of nearly all of the Company’s revenue. NBFS does business as National Bankshares Investment Services and National Bankshares Insurance Services. Income from NBFS is not significant at this time, nor is it expected to be so in the near future.

Performance Summary

The following table presents the Company’s key performance ratios for the periods indicated. The measures for March 31, 2022 and March 31, 2021 are annualized, except for basic and fully diluted earnings per share.

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Twelve Months Ended December 31, 2021
Return on average assets (1)	1.11%	1.19%	1.26%
Return on average equity (1) (2)	10.26%	9.30%	10.59%
Basic and fully diluted earnings per share (2)	$0.81	$0.74	$3.28
Net interest margin (1)	2.66%	2.89%	2.81%
Efficiency ratio (1)	52.71%	53.87%	51.34%

(1)

Ratio is a non-GAAP financial measure that the Company believes provides investors with important information. Such information is not prepared in accordance with GAAP and should not be viewed as a substitute for GAAP. See “Non-GAAP Financial Measures” above.

(2)

During the three months ended March 31, 2022, the Company repurchased 41,185 shares under its publicly announced stock repurchase plan. The repurchase reduced shareholders equity by $1,522. During the three months ended March 31, 2021, the Company repurchased 111,832 shares under its publicly announced stock repurchase plan. The repurchase reduced shareholders equity by $3,991.

Growth

NBI’s key growth indicators are shown in the following table.

	March 31, 2022	December 31, 2021	Percent Change
Interest-bearing deposits	$108,028	$130,021	(16.91)%
Securities available for sale and restricted stock	700,295	686,925	1.95%
Loans, net	811,540	795,574	2.01%
Deposits	1,543,753	1,494,587	3.29%
Total assets	1,721,504	1,702,175	1.14%

Asset Quality

Key indicators of the Company’s asset quality are presented in the following table.

	March 31, 2022	March 31, 2021	December 31, 2021
Nonperforming loans	$2,862	$3,691	$2,873
Loans past due 90 days or more, and still accruing	381	12	90
Other real estate owned	957	957	957
Allowance for loan losses to loans net of unearned income and deferred fees and costs	0.95%	1.10%	0.96%
Net charge-off ratio	0.01%	0.00%	0.05%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.47%	0.60%	0.48%
Ratio of allowance for loan losses to nonperforming loans	272.12%	231.27%	267.11%

The Company’s risk analysis at March 31, 2022 determined an allowance for loan losses of $7,788 or 0.95% of loans net of unearned income and deferred fees and costs. The allowance at March 31, 2021 was $8,536 or 1.10% of loans net of unearned income and deferred fees and costs. The allowance at December 31, 2021 was $7,674 or 0.96% of loans net of unearned income and deferred fees and costs. The determination of the appropriate level for the allowance for loan losses resulted in a provision of $134 for the three months ended March 31, 2022, compared with a provision of $50 for the three month period ended March 31, 2021, and a recovery of $398 for the 12 months ended December 31, 2021. To determine the appropriate level of the allowance for loan losses, the Company considers credit risk for certain loans designated as impaired and for non-impaired (“collectively evaluated”) loans.

Individually Evaluated Impaired Loans

Individually evaluated impaired loans at March 31, 2022 were $5,834 gross and $5,836 net of unearned income and deferred fees and costs. There were no specific allocations to the allowance for loan losses at March 31, 2022. Individually evaluated impaired loans at December 31, 2021 were $5,878 gross and $5,880 net of unearned income and deferred fees and costs. There were no specific allocations to the allowance for loan losses as of December 31, 2021. The specific allocation is determined based on criteria particular to each impaired loan.

Collectively Evaluated Loans

Collectively evaluated loans totaled $813,940 gross and $813,492 net of unearned income and deferred fees and costs, with an allowance of $7,788 or 0.95% of collectively-evaluated loans net of unearned income and deferred fees and costs at March 31, 2022. At December 31, 2021, collectively evaluated loans totaled $797,851 gross and $797,368 net of unearned income and deferred fees and costs, with an allowance of $7,674 or 0.96% of collectively-evaluated loans net of unearned income and deferred fees and costs.

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

Net Charge-Offs

Increases in the net charge-off rate increase the required allowance for collectively-evaluated loans, while decreases in the net charge-off rate decrease the required allowance for collectively-evaluated loans. On a portfolio level, net charge-offs were $20 for the three months ended March 31, 2022, or 0.01% of average loans. For the three months ended March 31, 2021, a net recovery of $5 was recognized, or 0.00% of average loans. For the 12 months ended December 31, 2021, net charge-offs were $409 or 0.05% of average loans. The 8-quarter average historical loss rate was 0.05% for each of the three-month periods ended March 31, 2022 and March 31, 2021, and for the 12 months ended December 31, 2021.

Economic Factors

Economic factors influence credit risk and impact the allowance for loan loss. The Company considers economic indicators within its market area, including: unemployment, business and personal bankruptcy filings, the residential vacancy rate and the inventory of new and existing homes.

The Company sources economic data pertinent to its market from the most recently available publications. Most economic indicators lag the report date by one to three months. In periods of low volatility, lagging indicators are accepted as reasonably representative of current conditions. The COVID-19 pandemic introduced significant uncertainty and beginning in 2020, the Company implemented a qualitative factor for national unemployment filings to represent current economic data. Unemployment filings for the Company’s market area are not available on a timely basis, however national data is available on a timely basis and historical analysis shows a strong correlation between national and local unemployment filings. National unemployment claims escalated sharply beginning in the latter half of March 2020 and the Company reacted by substantially increasing the allowance for loan losses. During the 19 weeks prior to March 31, 2022, national unemployment claims have consistently been reported at pre-pandemic levels, allowing the Company to reduce the allocation for this factor to $0 as of March 31, 2022.

The Company continues to monitor the most recently available economic indicators for its market and their effect on credit risk. As of March 31, 2022, the unemployment rate for the Company’s market area was measured as of January 31, 2022 and increased from the measurement available at December 31, 2021, increasing the allocation to the allowance for loan losses.

Business and personal bankruptcy filing data was available as of December 2021. Higher bankruptcy filings indicate heightened credit risk and increase the allowance for loan losses, while lower bankruptcy filings have a beneficial impact on credit risk. Compared with data available at December 31, 2021, business bankruptcy filings and personal bankruptcy filings decreased. The Company estimates that bankruptcy filings are artificially low due to a backlog in the court system and prolonged government aid. When the pandemic began, precautions for COVID-19 slowed the work of the court system. The federal government also implemented a foreclosure moratorium, provided direct payments to qualifying recipients and PPP loans to small businesses, and encouraged banks to work with borrowers who were impacted by the pandemic, all of which had a minimizing effect on bankruptcy filings. All of these measures expired by the end of 2021. Management believes bankruptcy filings will normalize and currently available data does not reflect credit risk. The allocation was based on an average of pre-pandemic filings from 2017 through 2020, which was higher than the current reported level and the level incorporated to the allowance at December 31, 2021.

Residential vacancy rates and housing inventory impact the Company’s residential construction customers and the consumer real estate market. Higher levels increase credit risk. The residential vacancy rate at March 31, 2022 was measured as of the fourth quarter of 2021 and improved slightly from the data incorporated into the December 31, 2021 calculation, resulting in a lower allocation. Housing inventory data was available as of March 31, 2022. Levels are historically low and are lower than those at December 31, 2021, resulting in a lower allocation.

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

Accruing loans past due 30-89 days were 0.11% of total loans net of unearned income and deferred fees and costs at March 31, 2022, a decrease from 0.12% at December 31, 2021. Accruing loans past due 90 days or more were 0.05% of total loans, net of unearned income and deferred fees and costs at March 31, 2022, compared with 0.01% at December 31, 2021. Nonaccrual loans at March 31, 2022 were 0.35% of total loans net of unearned income and deferred fees and costs, slightly lower than 0.36% at December 31, 2021.

Loans rated special mention and classified (together, “criticized assets”) indicate heightened credit risk. Higher levels of criticized assets increase the required level of the allowance for collectively-evaluated loans, while lower levels of criticized assets reduce the required level of the allowance for collectively-evaluated loans. There were no collectively evaluated loans rated special mention at March 31, 2022, compared with $3,728 at December 31, 2021. Collectively evaluated loans rated classified were $1,259 at March 31, 2022 and $1,064 at December 31, 2021.

Other Factors

The Company considers other factors that impact credit risk, including the interest rate environment, the competitive, legal and regulatory environments, changes in lending policies and loan review, changes in management, and high risk loans.

The interest rate environment impacts variable rate loans. If interest rates increase, the payment on variable rate loans increases, which may increase credit risk. The Federal Reserve increased the target Fed Funds rate in March 2022, resulting in an increased allocation for March 31, 2022.

The competitive, legal and regulatory environments were evaluated for changes that would impact credit risk. Higher competition for loans increases credit risk, while lower competition decreases credit risk. Competition remained at similar levels to those at December 31, 2021. The legal and regulatory environments remain in a similar posture to that at December 31, 2021.

Lending policies, loan review procedures and management’s experience influence credit risk. Since December 31, 2021, there have been no changes that affect credit risk to the Company’s lending policies or loan review procedures. During the first quarter of 2022, the Company filled the Chief Credit Officer position vacated during the last quarter of 2021, and maintained the same allocation.

Levels of high risk loans are considered in the determination of the level of the allowance for loan loss. A decrease in the level of high risk loans within a class decreases the required allocation for the loan class, and an increase in the level of high risk loans within a class increases the required allocation for the loan class. Total high risk loans increased $3,742 or 4.15% from the level at December 31, 2021, resulting in an increased allocation.

Unallocated Surplus

The unallocated surplus at March 31, 2022 is $171 or 2.24% in excess of the calculated requirement. The unallocated surplus at December 31, 2021 was $361 or 4.94% in excess of the calculated requirement. The surplus provides some mitigation of the uncertainty surrounding the impact of COVID-19.

Conclusion

The calculation of the appropriate level for the allowance for loan losses incorporates analysis of multiple factors and requires management’s prudent and informed judgment. The most recently available data showed improvements that decreased the required level of the allowance for loan losses at March 31, 2022 from December 31, 2021 including residential vacancy, housing inventory, and criticized loans. Other indicators, including accruing loans past due 90 days or more, the unemployment rate, and loans considered high risk, showed worsening from levels at December 31, 2021 and increased the required level of the allowance for loan losses.

The Company augmented the calculated requirement with an unallocated surplus of 2.24% to mitigate some of the uncertainty caused by the lingering pandemic. Based on analysis of historical indicators, asset quality and economic factors, management believes the level of allowance for loan losses is reasonable for the credit risk in the loan portfolio as of March 31, 2022.

Please refer to Note 3: Allowance for Loan Losses, Nonperforming Assets and Impaired Loans for further information on collectively evaluated loans, individually evaluated impaired loans and the unallocated portion of the allowance for loan losses.

Other Real Estate Owned

The following table discloses the OREO in physical possession and in process at each reporting date:

Other Real Estate Owned(1)	March 31, 2022	March 31, 2021	December 31, 2021
Real estate construction	$957	$957	$957
Total other real estate owned	$957	$957	$957

(1)	Net of valuation allowance.

As of March 31, 2022, loans in various stages of foreclosure totaled $407, of which $87 are secured by residential real estate. Loans currently in the process of foreclosure may increase OREO in future quarters. It is not possible to accurately predict the future total of OREO because property sold at foreclosure may be acquired by third parties and OREO properties are regularly marketed and sold.

The Company continues to monitor risk levels within the loan portfolio. If the Company’s market experiences an economic downturn, real estate values could decline and foreclosure activity could increase. A decline in value may result in loss recognition for OREO, while an increase in foreclosures may increase the number of OREO properties.

Modifications and TDRs

Modifications

In the ordinary course of business the Company modifies loan terms on a case-by-case basis for a variety of reasons. Modifications may include rate reductions, payment extensions of varying lengths of time, a change in amortization term or method or other arrangements. Please refer to the Company’s 2021 Form 10-K, Note 1: Summary of Significant Accounting Policies for information on TDR designation. If the modified terms are consistent with competitive market conditions and representative of terms the borrower could otherwise obtain in the open market, the modified loan is not categorized as a TDR.

Modifications to consumer loans generally involve short-term payment extensions to accommodate specific, temporary circumstances. Payment extensions provide short-term payment relief to borrowers who have demonstrated a willingness and ability to repay their loan but who are experiencing consequences of a specific unforeseen temporary hardship. If the temporary event is not expected to impact a borrower’s ability to repay the debt, and if the Company expects to collect all amounts due including interest accrued at the contractual interest rate for the extension period at contractual maturity, the modification is not designated a TDR. Modifications to commercial loans may include, but are not limited to, changes in interest rate, maturity, amortization and financial covenants. The Company codes modifications to assist in identifying TDRs.

Modifications Made for Competitive Purposes

During the three months ended March 31, 2022, the Company provided 235 modifications for competitive reasons to loans totaling $39,182. The modifications were not TDRs and were not related to COVID-19. For the three months ended March 31, 2021, the Company provided non-TDR modifications for competitive reasons to 244 loans totaling $27,978.

Modifications Related to COVID-19

During 2021, the Company provided modifications related to COVID-19 financial difficulty, including payment extensions and interest only periods. The modifications met the criteria under the CARES Act, the CAA and regulatory guidance and were not designated as TDRs.  The provisions of the CARES Act and the CAA expired on January 1, 2022.  All loans that received payment extensions have returned to normal payment terms.

The following tables provide information regarding COVID-19 related modifications for the periods indicated.

Three Months Ended March 31, 2021
Modifications To Borrowers Experiencing COVID-19 Related Financial Difficulty	Number	Amount (in thousands)
Payment extensions	31	$12,074
Interest-only period for amortizing loans	8	22,135
Total	39	$34,209

Twelve Months Ended December 31, 2021
Modifications To Borrowers Experiencing COVID-19 Related Financial Difficulty	Number	Amount (in thousands)
Payment extensions	37	$16,426
Interest-only period for amortizing loans	8	22,135
Total	45	$38,561

TDRs

The Company’s TDRs, by delinquency status, are presented below:

	TDR Status as of March 31, 2022
	Total TDR Loans	Current Accruing	30-89 Days Past Due and Accruing	90+ Days Past Due and Accruing	Nonaccrual
Consumer real estate	$189	$189	$-	$-	$-
Commercial real estate	5,358	2,812	-	-	2,546
Commercial non-real estate	287	-	-	-	287
Total TDR Loans	$5,834	$3,001	$-	$-	$2,833

	TDR Status as of December 31, 2021
	Total TDR Loans	Current Accruing	30-89 Days Past Due and Accruing	90+ Days Past Due and Accruing	Nonaccrual
Consumer real estate	$191	$191	$-	$-	$-
Commercial real estate	5,386	2,814	-	-	2,572
Commercial non-real estate	301	-	-	-	301
Total TDR Loans	$5,878	$3,005	$-	$-	$2,873

Please refer to Note 3: Allowance for Loan Losses, Nonperforming Assets and Impaired Loans for information on TDRs.

Net Interest Income

The following table shows the major categories of interest‑earning assets and interest‑bearing liabilities, the interest earned or paid, the average yield or rate on the daily average balance outstanding, net interest income and net yield on average interest‑earning assets for the periods indicated.

	Three Months Ended
	March 31, 2022			March 31, 2021
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans, net (1)(2)(3)(4)	$803,693	$8,181	4.13%	$770,182	$8,625	4.54%
Taxable securities (5)(6)	627,523	2,473	1.60%	467,963	1,783	1.55%
Nontaxable securities (1)(5)	76,709	574	3.03%	82,398	691	3.40%
Interest-bearing deposits	114,254	49	0.17%	119,311	28	0.10%
Total interest-earning assets	$1,622,179	$11,277	2.82%	$1,439,854	$11,127	3.13%
Interest-bearing liabilities:
Interest-bearing demand deposits	$886,829	$580	0.27%	$762,524	$718	0.38%
Savings deposits	212,920	38	0.07%	174,599	47	0.11%
Time deposits	77,989	37	0.19%	88,103	90	0.41%
Total interest-bearing liabilities	$1,177,738	$655	0.23%	$1,025,266	$855	0.34%
Net interest income and interest rate spread		$10,622	2.59%		$10,272	2.79%
Net yield on average interest‑earning assets			2.66%			2.89%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 21%.
(2)	Included in interest income are loan fees of $88 and $558 for the three months ended March 31, 2022 and 2021, respectively.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes loans held for sale.
(5)	Daily averages are shown at amortized cost.
(6)	Includes restricted stock.

The yield on loans in 2021 benefitted from PPP interest and fees of $650, without which the net interest margin for the three months ended March 31, 2021 would have been 2.71%. The yield on earning assets decreased when the three months ended March 31, 2022 are compared with the three months ended March 31, 2021, due to high levels of loan refinance activity throughout 2021 and a shift in the mix of assets to a higher percentage of taxable securities, which provide lower yields than loans. The Company reduced offering rates on interest-bearing liabilities to partially offset the decline in asset yield. The Company’s yield on earning assets and cost of funds are largely dependent on the interest rate environment.

Provision and Allowance for Loan Losses

The calculation of the allowance for loan losses resulted in a provision for loan losses of $134 for the three month period ended March 31, 2022, compared with $50 for the three month period ended March 31, 2021. The provision for loan losses is the result of a detailed analysis to estimate an adequate allowance for loan losses. See “Asset Quality” for additional information.

Noninterest Income

	Three Months Ended
	March 31, 2022	March 31, 2021	Percent Change
Service charges on deposits	$562	$469	19.83%
Other service charges and fees, net	55	41	34.15%
Credit and debit card fees	440	434	1.38%
Trust fees	443	415	6.75%
BOLI income	238	206	15.53%
Gain on sale of mortgage loans	61	137	(55.47)%
Other income	492	627	(21.53)%
Realized securities gain, net	-	5	(100.00)%

Service charges on deposit accounts increased when the three month period ended March 31, 2022 is compared the three month period ended March 31, 2021, primarily due to increased nonsufficient funds and overdraft charges. Service charges on deposit accounts include account maintenance fees, fees for nonsufficient funds, ATM and wire transfer fees.

Other service charges and fees include charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees from letters of credit and income from commissions on the sale of credit life, accident and health insurance. Fee income from letters of credit was the primary driver of growth when the three month period ended March 31, 2022 is compared with the three month period ended March 31, 2021.

Increased transactions improved credit card fees when the three months ended March 31, 2022 is compared with the three months ended March 31, 2021. Credit and debit card fees are presented net of interchange expense.

Trust fees increased when the three months ended March 31, 2022 is compared with the three months ended March 31, 2021. Trust fees are generated from a number of different types of accounts, including estates, personal trusts, employee benefit trusts, investment management accounts, attorney-in-fact accounts and guardianships. Trust income varies depending on the number and type of accounts under management and financial market conditions.

The Company purchased an additional $5,000 in bank-owned life insurance (“BOLI”) during the second quarter of 2021, contributing to increased income when the three month period ended March 31, 2022 is compared with the three month period ended March 31, 2021.

Gain on sale of mortgage loans decreased when the three month period ended March 31, 2022 is compared with the three month period ended March 31, 2021, due to lower refinance activity and higher interest rates. The Company originates consumer real estate mortgage loans to be kept in portfolio and to be sold on the secondary market under best efforts contracts.

Other income decreased when the three month period ended March 31, 2022 is compared with the three month period ended March 31, 2021 due to lower commissions on securities and insurance sales, partially offset by a higher gain on partnership interests.

Noninterest Expense

	Three Months Ended
	March 31, 2022	March 31, 2021	Percent Change
Salaries and employee benefits	$3,978	$3,906	1.84%
Occupancy, furniture and fixtures	492	488	0.82%
Data processing and ATM	787	778	1.16%
FDIC assessment	111	83	33.73%
Net costs of other real estate owned	10	37	(72.97)%
Franchise taxes	362	335	8.06%
Other operating expenses	873	909	(3.96)%

Salaries and employee benefits increased for the three month period ended March 31, 2022 when compared with the same period in 2021 due to normal staffing and compensation decisions. This expense category includes employee salaries, payroll taxes, insurance and fringe benefits, employee stock ownership plan contribution accruals, the service component of net periodic pension cost, and salary continuation expenses.

When the three month period ended March 31, 2022 is compared with the three month period ended March 31, 2021, occupancy, furniture and fixtures expense as well as data processing and ATM expense increased slightly.

Federal Deposit Insurance (“FDIC”) assessment expense increased when the three month period ended March 31, 2022 is compared with the same period of 2021. The FDIC assessment is accrued based on a method provided by the FDIC. The calculation is based on average assets reduced by average tangible equity and incorporates risk-based factors to determine the amount of the assessment.

Net costs of OREO decreased for the three month period ended March 31, 2022, compared with the same period in 2021. The cost of OREO includes maintenance costs as well as valuation write-downs and gains and losses on the sale of properties. The expense varies with the number of properties, the maintenance required and changes in the real estate market. There were no write downs on OREO properties during the three months ended March 31, 2022 or March 31, 2021. The Company recognized a loss on the sale of OREO of $26 for the three months ended March 31, 2021.

Franchise tax expense increased when the three month period ended March 31, 2022 is compared with the three month period ended March 31, 2021. Franchise taxes are levied by the states in which NBB operates and are based upon NBB’s total equity at the prior year-end, adjusted for real estate taxes and certain other items.

The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs, postage, charitable donations, losses and other expenses. Other operating expense decreased for the three month period ended March 31, 2022, compared with the same period of 2021, primarily due to decreased pension non-service cost.

Income Tax

Income tax expense for the first three months of 2022 was $1,053, compared with $1,009 for the first three months of 2021. The Company’s federal statutory corporate tax rate is 21%. The Company’s effective tax rate for the three month period ended March 31, 2022 was 17.73%, compared with 17.47% for the three month period ended March 31, 2021.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	March 31, 2022	December 31, 2021	Percent Change
Interest-bearing deposits	$114,254	$133,020	(14.11)%
Securities available for sale and restricted stock	697,396	612,636	13.84%
Loans, net	795,817	778,920	2.17%
Total assets	1,702,492	1,618,642	5.18%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$324,172	$316,976	2.27%
Interest-bearing demand deposits	886,829	811,661	9.26%
Savings deposits	212,920	190,997	11.48%
Time deposits	77,989	86,089	(9.41)%
Stockholders’ equity	184,536	192,545	(4.16)%

Securities

Securities available for sale are measured at fair value on a recurring basis. Market conditions at March 31, 2022 are reflected in the presentation of securities available for sale. During the three months ended March 31, 2022, purchases of securities resulted in an increase of $56,092 in the book value of securities available for sale, while the fair value adjustment for unrealized gains and losses decreased from a net unrealized gain of $3,613 at December 31, 2021 to a net unrealized loss of $39,205 at March 31, 2022. Change in the fair value of bonds is inversely related to interest rate movement. An increase in the Federal Reserve's target interest rate, as well as expected future increases, contributed to the decline in fair value of the securities portfolio. While we do not expect significant changes in future judgements or methodologies used to determine the fair value of the securities portfolio, future rate increases or market volatility associated with the COVID-19 pandemic or any future national or global concern, could impact the value of securities. Management regularly monitors the quality of the securities portfolio and closely follows the uncertainty in the economy and the volatility of financial markets.  The value of individual securities will be written down if the decline in fair value is considered to be other than temporary based upon the totality of circumstances. See Note 4: Securities for additional information.

Loans

	March 31, 2022	December 31, 2021	Percent Change
Real estate construction loans	$59,741	$48,841	22.32%
Consumer real estate loans	209,072	208,977	0.05%
Commercial real estate loans	416,953	405,722	2.77%
Commercial non-real estate loans	52,796	60,264	(12.39)%
Public sector and IDA	47,156	47,899	(1.55)%
Consumer non-real estate	34,056	32,026	6.34%
Less: unearned income and deferred fees and costs	(446)	(481)	(7.28)%
Loans, net of unearned income and deferred fees and costs	$819,328	$803,248	2.00%

Loan fluctuations from December 31, 2021 to March 31, 2022 are primarily due to normal activity within the Company's markets.  Real estate construction loan growth also benefitted from an increase in participation loans.

Deposits

	March 31, 2022	December 31, 2021	Percent Change
Noninterest-bearing demand deposits	$338,031	$317,430	6.49%
Interest-bearing demand deposits	908,790	890,124	2.10%
Saving deposits	220,083	208,065	5.78%
Time deposits	76,849	78,968	(2.68)%
Total deposits	$1,543,753	$1,494,587	3.29%

Time deposits decreased while all other categories increased.  The Company’s deposits do not include any brokered deposits.

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse liquidity sources, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and FHLB advances. At March 31, 2022, the Bank did not have discount window borrowings, short-term borrowings, or FHLB advances.  To assure that short-term borrowing is readily available, the Company tests accessibility annually.

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

Regulatory capital levels at the subsidiary bank determine the Bank’s ability to use purchased deposits and the Federal Reserve discount window. At March 31, 2022, the Bank is considered well capitalized and does not have any restrictions on purchased deposits or borrowing ability at the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments, loan growth and share repurchase activity within the Company’s own stock. At March 31, 2022, the Company’s liquidity is sufficient to meet projected trends in these areas.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At March 31, 2022, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own target range of 65% to 75%. At March 31, 2022, the loan to deposit ratio was 53.07%. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

The Company’s liquidity position was strong prior to the COVID-19 pandemic and has expanded due to increased customer deposits fueled by federal stimulus payments.

Capital Resources

Total stockholders’ equity at March 31, 2022 was $161,289, a decrease of $30,462 or 15.89%, from the $191,751 at December 31, 2021. The decrease reflects the decline in the fair value of securities available for sale, which impacted accumulated other comprehensive loss.

On May 12, 2021, the Company’s Board of Directors approved the repurchase of up to 1,000,000 shares of the Company’s common stock. The authorization began June 1, 2021 and expires May 31, 2022. During the first three months of 2022, the Company repurchased 41,185 shares under the program. The repurchases reduced shareholders equity by $1,522. The Company repurchased 111,832 shares during the quarter ended March 31, 2021.

The Company qualifies as a small bank holding company under the Federal Reserve’s Small Bank Holding Company Policy Statement, which exempts bank holding companies with less than $3 billion in assets from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements. NBB is subject to various capital requirements administered by banking agencies, including an additional capital conservation buffer in order to make capital distributions or discretionary bonus payments. Risk-based capital ratios are calculated in compliance with OCC rules based on the Basel III Capital Rules. The Bank’s ratios are well above the required minimums. Risk based capital ratios for the Bank are shown in the following tables.

	NBB	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservation Buffer
Common Equity Tier I Capital Ratio	18.15%	4.50%	7.00%
Tier I Capital Ratio	18.15%	6.00%	8.50%
Total Capital Ratio	18.90%	8.00%	10.50%
Leverage Ratio	11.22%	4.00%	4.00%

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

The Company sells mortgages on the secondary market. Our agreement with the purchaser provides for strict underwriting and documentation requirements. Violation of the representations and warranties of the agreement would entitle the purchaser to recourse provisions. The Company has determined that its risk in this area is not significant because of a low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of March 31, 2022. To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit. There were no material changes in off-balance sheet arrangements during the three months ended March 31, 2022.

Contractual Obligations

The Company had no finance lease or purchase obligations and no long-term debt at March 31, 2022.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income to adverse movement in interest rates. Interest rate shock analyses provide management with an indication of potential economic loss due to future rate changes. There have not been any changes which would significantly alter the results disclosed as of December 31, 2021 in the Company’s 2021 Form 10-K.

Item 4. Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2022 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Please refer to the “Risk Factors” previously disclosed in Item 1A of our 2021 Annual Report on Form 10-K and the factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” in Part I. Item 2 of this Form 10-Q.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

Share repurchase activity during the three months ended March 31, 2022 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Number of Shares that May Yet Be Purchased Under the Program(1)
January 1, 2022 – January 31, 2022	---	---	---	893,879
February 1, 2022 – February 28, 2022	30,135	36.86	30,135	863,744
March 1, 2022 – March 31, 2022	11,050	37.16	11,050	852,694
Total	41,185	36.93	41,185

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
+101

The following materials from National Bankshares, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2022 are formatted in Inline XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets at March 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Income for the three month periods ended March 31, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Loss for the three month periods ended March 31, 2022 and 2021; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; and (vi) Notes to Consolidated Financial Statements.

Filed herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

Date: May 11, 2022	/s/ F. Brad Denardo
By: F. Brad Denardo Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2022	/s/ Lora M. Jones
By: Lora M. Jones Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)