Form 10-Q
period 2022-06-30
NATIONAL BANKSHARES INC
filed 2022-08-10
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Outstanding shares of common stock at August 10, 2022 5,980,775

NATIONAL BANKSHARES, INC.

Form 10-Q

Item 1. Financial Statements	Financial Information
National Bankshares, Inc.
Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
(in thousands, except share and per share data)	2022	2021
Assets
Cash and due from banks	$11,798	$8,768
Interest-bearing deposits	95,812	130,021
Securities available for sale, at fair value	682,251	686,080
Restricted stock, at cost	941	845
Mortgage loans held for sale	488	615
Loans:
Loans, net of unearned income and deferred fees and costs	848,814	803,248
Less allowance for loan losses	(8,069)	(7,674)
Loans, net	840,745	795,574
Premises and equipment, net	9,773	9,722
Accrued interest receivable	5,506	5,104
Other real estate owned, net	957	957
Goodwill	5,848	5,848
Bank-owned life insurance	42,833	42,354
Other assets	32,636	16,287
Total assets	$1,729,588	$1,702,175

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$334,576	$317,430
Interest-bearing demand deposits	943,574	890,124
Savings deposits	218,716	208,065
Time deposits	80,965	78,968
Total deposits	1,577,831	1,494,587
Accrued interest payable	46	48
Other liabilities	15,471	15,789
Total liabilities	1,593,348	1,510,424
Commitments and contingencies
Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding 5,980,775 at June 30, 2022 and 6,063,937 shares at December 31, 2021	7,476	7,580
Retained earnings	191,541	188,229
Accumulated other comprehensive loss, net	(62,777)	(4,058)
Total stockholders' equity	136,240	191,751
Total liabilities and stockholders' equity	$1,729,588	$1,702,175

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Income

Three Months Ended June 30, 2022 and 2021

(Unaudited)

(in thousands, except share and per share data)	June 30, 2022	June 30, 2021
Interest Income
Interest and fees on loans	$8,324	$8,466
Interest on interest-bearing deposits	202	39
Interest on securities – taxable	2,949	1,910
Interest on securities – nontaxable	447	482
Total interest income	11,922	10,897

Interest Expense
Interest on deposits	647	834
Net interest income	11,275	10,063
Provision for loan losses	310	4
Net interest income after provision for loan losses	10,965	10,059

Noninterest Income
Service charges on deposit accounts	603	471
Other service charges and fees	51	43
Credit and debit card fees, net	535	479
Trust income	439	434
BOLI income	241	210
Gain on sale of mortgage loans	35	74
Other income	208	230
Total noninterest income	2,112	1,941

Noninterest Expense
Salaries and employee benefits	4,011	3,952
Occupancy, furniture and fixtures	464	443
Data processing and ATM	793	786
FDIC assessment	111	93
Net costs of other real estate owned	-	1
Franchise taxes	371	357
Other operating expenses	561	815
Total noninterest expense	6,311	6,447
Income before income taxes	6,766	5,553
Income tax expense	1,192	940
Net Income	$5,574	$4,613
Basic and fully diluted net income per common share	$0.93	$0.74
Weighted average number of common shares outstanding, basic and diluted	6,004,425	6,214,079
Dividends declared per common share	0.72	0.70

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Comprehensive (Loss) Income

Three Months Ended June 30, 2022 and 2021

(Unaudited)

	June 30,	June 30,
(in thousands)	2022	2021
Net Income	$5,574	$4,613

Other Comprehensive (Loss) Income, Net of Tax
Unrealized holding (loss) gain on available for sale securities net of tax of ($6,617) and $1,922 for the periods ended June 30, 2022 and June 30, 2021, respectively	(24,893)	7,235
Other comprehensive (loss) income, net of tax	(24,893)	7,235
Total Comprehensive (Loss) Income	$(19,319)	$11,848

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Income

Six Months Ended June 30, 2022 and 2021

(Unaudited)

(in thousands, except share and per share data)	June 30, 2022	June 30, 2021
Interest Income
Interest and fees on loans	$16,424	$17,016
Interest on interest-bearing deposits	251	67
Interest on securities – taxable	5,422	3,693
Interest on securities – nontaxable	875	1,003
Total interest income	22,972	21,779

Interest Expense
Interest on deposits	1,302	1,689
Net interest income	21,670	20,090
Provision for loan losses	444	54
Net interest income after provision for loan losses	21,226	20,036

Noninterest Income
Service charges on deposit accounts	1,165	940
Other service charges and fees	106	84
Credit and debit card fees, net	975	913
Trust income	882	849
BOLI income	479	416
Gain on sale of mortgage loans	96	211
Other income	700	857
Realized securities gain, net	-	5
Total noninterest income	4,403	4,275

Noninterest Expense
Salaries and employee benefits	7,989	7,858
Occupancy, furniture and fixtures	956	931
Data processing and ATM	1,580	1,564
FDIC assessment	222	176
Net costs of other real estate owned	10	38
Franchise taxes	733	692
Other operating expenses	1,434	1,724
Total noninterest expense	12,924	12,983
Income before income taxes	12,705	11,328
Income tax expense	2,245	1,949
Net Income	$10,460	$9,379
Basic and fully diluted net income per common share	$1.74	$1.49
Weighted average number of common shares outstanding, basic and diluted	6,025,709	6,310,347
Dividends declared per common share	0.72	0.70

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Comprehensive (Loss) Income

Six Months Ended June 30, 2022 and 2021

(Unaudited)

	June 30,	June 30,
(in thousands)	2022	2021
Net Income	$10,460	$9,379

Other Comprehensive Loss, Net of Tax
Unrealized holding loss on available for sale securities net of tax of ($15,609) and ($1,349) for the periods ended June 30, 2022 and June 30, 2021, respectively	(58,719)	(5,074)
Reclassification adjustment for gain included in net income, net of tax of ($1), for the period ended June 30, 2021, respectively	-	(4)
Other comprehensive loss, net of tax	(58,719)	(5,078)
Total Comprehensive (Loss) Income	$(48,259)	$4,301

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three Months Ended June 30, 2022 and 2021

(in thousands except per share and share data)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at March 31, 2021	$7,900	$190,462	$(9,293)	$189,069
Net income	-	4,613	-	4,613
Common stock repurchased, 150,130 shares	(187)	(5,176)	-	(5,363)
Cash dividend ($0.70 per share)	-	(4,319)	-	(4,319)
Other comprehensive income, net of tax of $1,922	-	-	7,235	7,235
Balances at June 30, 2021	$7,713	$185,580	$(2,058)	$191,235

Balances at March 31, 2022	$7,528	$191,645	$(37,884)	$161,289
Net income	-	5,574	-	5,574
Common stock repurchased, 41,977 shares	(52)	(1,354)	-	(1,406)
Cash dividend ($0.72 per share)	-	(4,324)	-	(4,324)
Other comprehensive loss, net of tax of ($6,617)	-	-	(24,893)	(24,893)
Balances at June 30, 2022	$7,476	$191,541	$(62,777)	$136,240

See accompanying notes to consolidated financial statements.

Six Months Ended June 30, 2022 and 2021

(in thousands except per share and share data)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2020	$8,040	$189,547	$3,020	$200,607
Net income	-	9,379	-	9,379
Common stock repurchased, 261,962 shares	(327)	(9,027)	-	(9,354)
Cash dividend ($0.70 per share)	-	(4,319)	-	(4,319)
Other comprehensive loss, net of tax of ($1,350)	-	-	(5,078)	(5,078)
Balances at June 30, 2021	$7,713	$185,580	$(2,058)	$191,235

Balances at December 31, 2021	$7,580	$188,229	$(4,058)	$191,751
Net income	-	10,460	-	10,460
Common stock repurchased, 83,162 shares	(104)	(2,824)	-	(2,928)
Cash dividend ($0.72 per share)	-	(4,324)	-	(4,324)
Other comprehensive loss, net of tax of ($15,609)	-	-	(58,719)	(58,719)
Balances at June 30, 2022	$7,476	$191,541	$(62,777)	$136,240

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2022 and 2021

(Unaudited)

	June 30,	June 30,
(in thousands)	2022	2021
Cash Flows from Operating Activities
Net income	$10,460	$9,379
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	444	54
Depreciation of bank premises and equipment	298	325
Amortization of premiums and accretion of discounts, net	660	846
Gain on sales and calls of securities available for sale, net	-	(5)
Losses and write-downs on other real estate owned, net	-	26
Increase in cash value of bank-owned life insurance	(479)	(416)
Origination of mortgage loans held for sale	(4,342)	(9,553)
Proceeds from sale of mortgage loans held for sale	4,565	10,408
Gain on sale of mortgage loans held for sale	(96)	(211)
Net change in:
Accrued interest receivable	(402)	(247)
Other assets	(741)	384
Accrued interest payable	(2)	(8)
Other liabilities	(317)	227
Net cash provided by operating activities	10,048	11,209

Cash Flows from Investing Activities
Net change in interest-bearing deposits	34,209	(29,983)
Proceeds from calls, principal payments, sales and maturities of securities available for sale	24,182	29,308
Purchase of securities available for sale	(95,341)	(107,591)
Net change in restricted stock	(96)	434
Purchase of loan participations	(10,801)	(9,446)
Collection of loan participations	4,437	3,668
Loan originations and principal collections, net	(39,337)	(31,264)
Proceeds from sale of other real estate owned	-	570
Proceeds from sale of repossessed assets	-	11
Recoveries on loans charged off	86	128
Purchase of bank-owned life insurance	-	(5,000)
Proceeds from sale and purchases of premises and equipment, net	(349)	(186)
Net cash used in investing activities	(83,010)	(149,351)
		(continued)

Cash Flows from Financing Activities
Net change in time deposits	1,997	(1,250)
Net change in other deposits	81,247	153,731
Common stock repurchased	(2,928)	(9,354)
Cash dividends paid	(4,324)	(4,319)
Net cash provided by financing activities	75,992	138,808
Net change in cash and due from banks	3,030	666
Cash and due from banks at beginning of period	8,768	13,147
Cash and due from banks at end of period	$11,798	$13,813

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits	$1,304	$1,697
Income taxes paid	2,184	1,310

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for loan losses	$135	$586
Loans transferred to OREO	-	50
Loans transferred to repossessed assets	-	11
Unrealized holding loss on securities available for sale	(74,328)	(6,428)
Lease liabilities arising from obtaining right-of-use assets	25	-

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

$ in thousands, except per share data

Note 1:  General

The consolidated financial statements of National Bankshares, Inc. (“NBI”) and its wholly-owned subsidiaries, The National Bank of Blacksburg (the “Bank” or “NBB”) and National Bankshares Financial Services, Inc. (“NBFS”) (collectively, the “Company”), conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three and six month periods ended June 30, 2022 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s 2021 Form 10-K.  The Company posts all reports required to be filed under the Securities Exchange Act of 1934 on its web site at www.nationalbankshares.com.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the U.S. Securities and Exchange Commission (SEC) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company is working to ensure readiness and compliance with the standard. The Company has engaged with a vendor, validated data, analyzed correlations for forecasting, selected methodologies and is running parallel models.  An external validation firm is currently reviewing the model. Management will continue to refine assumptions that impact the calculation prior to the effective date

Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin (SAB) 119. SAB 119 updated portions of SEC interpretative guidance to align with FASB ASC 326, “Financial Instruments – Credit Losses.” It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The ASU is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company does not expect the adoption of ASU 2022-03 to have a material impact on its consolidated financial statements.

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

Note 2:  Loan Portfolio

The loan portfolio, excluding mortgage loans held for sale, was comprised of the following.

	June 30, 2022	December 31, 2021
Real estate construction	$69,724	$48,841
Consumer real estate	217,143	208,977
Commercial real estate	425,388	405,722
Commercial non real estate	52,338	60,264
Public sector and IDA	49,856	47,899
Consumer non real estate	34,825	32,026
Gross loans	849,274	803,729
Less unearned income and deferred fees and costs	(460)	(481)
Loans, net of unearned income and deferred fees and costs	$848,814	$803,248

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

Collectively-Evaluated Loans

The loan portfolio is comprised of major segments and smaller classes within each segment. Segments and classes are determined based on characteristics such as collateral type and intended use, repayment sources, and (if applicable) the borrower’s business model. The methodology for calculating reserves for collectively evaluated loans is applied at the class level. The Company’s segments and classes within each segment are presented below:

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

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows.

	Activity in the Allowance for Loan Losses for the Six Months Ended June 30, 2022
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2021	$422	$1,930	$3,121	$1,099	$297	$444	$361	$7,674
Charge-offs	-	-	-	(2)	-	(133)	-	(135)
Recoveries	-	-	24	6	-	56	-	86
Provision for (recovery of) loan losses	285	189	325	(307)	39	95	(182)	444
Balance, June 30, 2022	$707	$2,119	$3,470	$796	$336	$462	$179	$8,069

	Activity in the Allowance for Loan Losses for the Six Months Ended June 30, 2021
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2020	$503	$2,165	$3,853	$670	$339	$555	$396	$8,481
Charge-offs	-	(13)	-	(485)	-	(88)	-	(586)
Recoveries	-	-	25	27	-	76	-	128
Provision for (recovery of) loan losses	(18)	(144)	(427)	655	37	(26)	(23)	54
Balance, June 30, 2021	$485	$2,008	$3,451	$867	$376	$517	$373	$8,077

	Activity in the Allowance for Loan Losses for the Year Ended December 31, 2021
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2020	$503	$2,165	$3,853	$670	$339	$555	$396	$8,481
Charge-offs	-	(13)	-	(526)	-	(216)	-	(755)
Recoveries	-	20	159	33	-	134	-	346
Provision for (recovery of) loan losses	(81)	(242)	(891)	922	(42)	(29)	(35)	(398)
Balance, December 31, 2021	$422	$1,930	$3,121	$1,099	$297	$444	$361	$7,674

	Allowance for Loan Losses as of June 30, 2022
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	707	2,119	3,470	796	336	462	179	8,069
Total	$707	$2,119	$3,470	$796	$336	$462	$179	$8,069

	Allowance for Loan Losses as of December 31, 2021
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non- Real Estate	Unallocated	Total
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	422	1,930	3,121	1,099	297	444	361	7,674
Total	$422	$1,930	$3,121	$1,099	$297	$444	$361	$7,674

	Loans as of June 30, 2022
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Total
Individually evaluated for impairment	$-	$188	$5,342	$279	$-	$-	$5,809
Collectively evaluated for impairment	69,724	216,955	420,046	52,059	49,856	34,825	843,465
Total	$69,724	$217,143	$425,388	$52,338	$49,856	$34,825	$849,274

	Loans as of December 31, 2021
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non- Real Estate	Total
Individually evaluated for impairment	$-	$191	$5,386	$301	$-	$-	$5,878
Collectively evaluated for impairment	48,841	208,786	400,336	59,963	47,899	32,026	797,851
Total	$48,841	$208,977	$405,722	$60,264	$47,899	$32,026	$803,729

A summary of ratios for the allowance for loan losses follows.

	As of and for the
	Six Months Ended June 30,		Year Ended December 31,
	2022	2021	2021
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees and costs(1)	0.95%	1.00%	0.96%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees and costs(1)	0.01%	0.12%	0.05%

(1)	Net charge-offs are on an annualized basis.

A summary of nonperforming assets follows.

	June 30,		December 31,
	2022	2021	2021
Nonperforming assets:
Nonaccrual loans	$168	$713	$-
Restructured loans in nonaccrual	2,811	3,109	2,873
Total nonperforming loans	2,979	3,822	2,873
Other real estate owned, net	957	1,007	957
Total nonperforming assets	$3,936	$4,829	$3,830
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.46%	0.60%	0.48%
Ratio of allowance for loan losses to nonperforming loans(1)	270.86%	211.33%	267.11%

(1)	The Company defines nonperforming loans as nonaccrual loans and restructured loans that are nonaccrual. Loans 90 days past due and still accruing and accruing restructured loans are excluded.

A summary of loans past due 90 days or more and impaired loans follows.

	June 30,		December 31,
	2022	2021	2021
Loans past due 90 days or more and still accruing	$7	$28	$90
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees and costs	0.00%	0.00%	0.01%
Accruing restructured loans	$2,998	$3,011	$3,005
Impaired loans:
Impaired loans with no valuation allowance	$5,809	$6,774	$5,878
Impaired loans with a valuation allowance	-	-	-
Total impaired loans	$5,809	$6,774	$5,878
Valuation allowance	-	-	-
Impaired loans, net of allowance	$5,809	$6,774	$5,878
Average recorded investment in impaired loans(1)	$5,820	$6,796	$5,901
Interest income recognized on impaired loans, after designation as impaired	$43	$105	$137
Amount of income recognized on a cash basis	$-	$-	$-

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

No interest income was recognized on nonaccrual loans for the six months ended June 30, 2022 or June 30, 2021 or for the year ended December 31, 2021.

A detailed analysis of investment in impaired loans and associated reserves, segregated by loan class follows. Only classes with impaired loans are presented.

	Impaired Loans as of June 30, 2022
	Principal Balance	Total Recorded Investment(1)	Recorded Investment(1) for Which There is No Related Allowance	Recorded Investment(1) for Which There is a Related Allowance	Related Allowance
Consumer Real Estate
Investor-owned residential real estate	$188	$188	$188	$-	$-
Commercial Real Estate
Commercial real estate, owner-occupied	3,252	2,624	2,624	-	-
Commercial real estate, other	2,718	2,718	2,718	-	-
Commercial Non Real Estate
Commercial and industrial	295	279	279	-	-
Total	$6,453	$5,809	$5,809	$-	$-

	Impaired Loans as of December 31, 2021
	Principal Balance	Total Recorded Investment(1)	Recorded Investment(1) for Which There is No Related Allowance	Recorded Investment(1) for Which There is a Related Allowance	Related Allowance
Consumer Real Estate
Investor-owned residential real estate	$191	$191	$191	$-	$-
Commercial Real Estate
Commercial real estate, owner occupied	3,256	2,665	2,665	-	-
Commercial real estate, other	2,721	2,721	2,721	-	-
Commercial Non-Real Estate
Commercial and industrial	310	301	301	-	-
Total	$6,478	$5,878	$5,878	$-	$-

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

The following tables show the average recorded investment and interest income recognized for impaired loans. Only classes with impaired loans are presented.

	For the Six Months Ended June 30, 2022
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate
Investor-owned residential real estate	$189	$6
Commercial Real Estate
Commercial real estate, owner occupied	2,626	3
Commercial real estate, other	2,719	34
Commercial Non Real Estate
Commercial and industrial	286	-
Total	$5,820	$43

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

	For the Six Months Ended June 30, 2021
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate
Investor-owned residential real estate	$193	$6
Commercial Real Estate
Commercial real estate, owner occupied	2,890	7
Commercial real estate, other	3,378	84
Commercial Non Real Estate
Commercial and industrial	334	8
Consumer Non Real Estate
Automobile	1	-
Total	$6,796	$105

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

	For the Year Ended December 31, 2021
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate
Investor-owned residential real estate	$192	$13
Commercial Real Estate
Commercial real estate, owner occupied	2,668	9
Commercial real estate, other	2,723	100
Commercial Non-Real Estate
Commercial and industrial	317	15
Consumer Non-Real Estate
Automobile	1	-
Total	$5,901	$137

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

An analysis of past due and nonaccrual loans, including impaired and collectively-evaluated loans, follows. Nonaccrual loans include those in both current and past due status. Only classes with past due or nonaccrual loans are shown.

June 30, 2022
	30 – 89 Days Past Due and Accruing	90 or More Days Past Due (1)	90 or More Days Past Due and Accruing	Nonaccruals
Consumer Real Estate
Residential closed-end first liens	$641	$137	$-	$137
Equity lines	-	29	-	29
Commercial Real Estate
Commercial real estate, owner-occupied	19	258	-	2,532
Commercial Non Real Estate
Commercial and industrial	37	-	-	279
Consumer Non Real Estate
Automobile	35	-	-	-
Credit cards	2
Other consumer loans	136	7	7	2
Total	$870	$431	$7	$2,979

December 31, 2021
	30 – 89 Days Past Due and Accruing	90 or More Days Past Due (1)	90 or More Days Past Due and Accruing	Nonaccruals
Real Estate Construction
Construction, other	$14	$-	$-	$-
Consumer Real Estate
Equity lines	50	29	29	-
Residential closed-end first liens	715	58	58	-
Commercial Real Estate
Commercial real estate, owner occupied	12	266	-	2,572
Commercial Non-Real Estate
Commercial and industrial	13	-	-	301
Consumer Non-Real Estate
Credit cards	2	2	2	-
Automobile	93	-	-	-
Other consumer loans	88	1	1	-
Total	$987	$356	$90	$2,873

(1) Includes accruing and nonaccrual loans past due 90 days or more.

The following displays collectively-evaluated loans by credit quality indicator. Impaired loans are not included.

June 30, 2022	Pass	Special Mention	Classified
Real Estate Construction
Construction, 1-4 family residential	$17,791	$-	$-
Construction, other	51,621	312	-
Consumer Real Estate
Equity lines	14,165	-	29
Residential closed-end first liens	115,558	-	377
Residential closed-end junior liens	2,189	-	-
Investor-owned residential real estate	84,043	-	594
Commercial Real Estate
Multifamily residential real estate	113,938	-	-
Commercial real estate owner-occupied	131,560	-	-
Commercial real estate, other	174,548	-	-
Commercial Non Real Estate
Commercial and industrial	52,045	-	14
Public Sector and IDA
States and political subdivisions	49,856	-	-
Consumer Non Real Estate
Credit cards	4,644	-	-
Automobile	10,411	-	-
Other consumer	19,762	-	8
Total	$842,131	$312	$1,022

December 31, 2021	Pass	Special Mention	Classified
Real Estate Construction
Construction, 1-4 family residential	$10,008	$-	$-
Construction, other	38,833	-	-
Consumer Real Estate
Equity lines	13,588	-	29
Residential closed-end first liens	106,107	-	275
Residential closed-end junior liens	2,715	-	-
Investor-owned residential real estate	85,460	-	612
Commercial Real Estate
Multifamily residential real estate	106,644	-	-
Commercial real estate owner-occupied	125,605	-	35
Commercial real estate, other	164,324	3,728	-
Commercial Non-Real Estate
Commercial and industrial	59,953	-	10
Public Sector and IDA
States and political subdivisions	47,899	-	-
Consumer Non-Real Estate
Credit cards	4,531	-	-
Automobile	10,990	-	3
Other consumer	16,402	-	100
Total	$793,059	$3,728	$1,064

Determination of risk ratings was completed for the portfolio as of June 30, 2022 and December 31, 2021.

Troubled Debt Restructurings

Total TDRs amounted to $5,809 at June 30, 2022, $5,878 at December 31, 2021, and $6,120 at June 30, 2021. All of the Company’s TDR loans are fully funded and no further increase in credit is available.

TDRs Designated During the Reporting Period

The Company did not designate any new TDRs during the three or six month periods ended June 30, 2022. During the three months ended June 30, 2021 the Company designated two loans as a TDR. The restructurings re-amortized the loans and reduced the interest rates to provide cash flow relief. No principal or interest was forgiven. The impairment measurement at June 30, 2021 was based upon the collateral method and did not result in a specific allocation.

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

During the six months ended June 30, 2021 the Company designated three loans as a TDR. One loan was modified to shift the payment structure from interest-only to amortizing and reduce the interest rate to provide cash flow relief. Two loans were re-amortized at lower interest rates to provide cash flow relief. No principal or interest was forgiven. The impairment measurement for all three loans at June 30, 2021 was based upon the collateral method and did not result in a specific allocation.

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

Defaulted TDRs

The Company analyzed its TDR portfolio for loans that defaulted during the three and six month periods ended June 30, 2022 and June 30, 2021, and that were modified within 12 months prior to default. The Company designates three circumstances that indicate default: one or more payments that occur more than 90 days past the due date, charge-off, or foreclosure after the date of restructuring.

Of the Company’s TDRs at June 30, 2022 and June 30, 2021, none of the defaulted TDRs were modified within 12 months prior to default. All of the defaulted TDRs were in nonaccrual status as of June 30, 2022 and June 30, 2021.

Note 4: Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type are as follows.

	June 30, 2022
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Treasuries	$990	$-	$35	$955
U.S. Government agencies and corporations	369,410	152	35,141	334,421
States and political subdivisions	193,019	103	29,341	163,781
Mortgage-backed securities	183,047	27	5,894	177,180
Corporate debt securities	6,500	-	586	5,914
Total securities available for sale	$752,966	$282	$70,997	$682,251

	December 31, 2021
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$279,934	$2,795	$4,710	$278,019
States and political subdivisions	195,365	5,314	2,007	198,672
Mortgage-backed securities	204,164	2,323	313	206,174
Corporate debt securities	3,004	248	37	3,215
Total securities available for sale	$682,467	$10,680	$7,067	$686,080

The amortized cost and fair value of single maturity securities available for sale at June 30, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity.

	June 30, 2022
	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$3,768	$3,745
Due after one year through five years	104,168	100,560
Due after five years through ten years	328,929	298,257
Due after ten years	316,101	279,689
Total securities available for sale	$752,966	$682,251

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows.

	June 30, 2022
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasuries	$955	$35	$-	$-
U.S. Government agencies and corporations	262,561	22,913	64,695	12,228
States and political subdivisions	120,556	20,031	32,812	9,310
Mortgage-backed securities	164,176	5,302	9,442	592
Corporate debt securities	5,914	586	-	-
Total temporarily impaired securities	$554,162	$48,867	$106,949	$22,130

	December 31, 2021
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies and corporations	$201,650	$3,530	$26,792	$1,180
States and political subdivisions	50,659	1,214	20,542	793
Mortgage-backed securities	13,139	141	4,665	172
Corporate debt securities	966	37	-	-
Total temporarily impaired securities	$266,414	$4,922	$51,999	$2,145

The Company has 579 securities with a fair value of $661,111 that are temporarily impaired at June 30, 2022.  The total unrealized loss on these securities is $70,997. Of the temporarily impaired securities, 116 securities with a fair value of $106,949 and an unrealized loss of $22,130 have been in a continuous loss position for twelve months or more. The Company determined that these securities are temporarily impaired at June 30, 2022 for the reasons set out below.

U.S. Government agencies and corporations: Unrealized losses of $12,228 on 77 securities with a fair value of $64,695 were caused by interest rate and market fluctuations. The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the cost basis of the investments. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company does not consider the securities to be other-than-temporarily impaired.

States and political subdivisions: The unrealized loss of $9,310 on state and political subdivision securities stemmed from 35 securities with a fair value of $32,812. The Company reviewed financial statements and cash flows for each of the securities in a continuous loss position for more than 12 months. The Company’s analysis determined that the unrealized losses are primarily the result of interest rate and market fluctuations and not associated with impaired financial status. The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the cost basis of each investment. The Company is monitoring bond market trends to develop strategies to address unrealized losses. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of amortized cost basis, which may be at maturity, the Company does not consider the investments to be other-than-temporarily impaired.

Mortgage-backed securities: The unrealized loss of $592 on mortgage-backed securities stemmed from four securities with a fair value of $9,442. The unrealized loss was caused by interest rate and market fluctuations. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of its amortized cost basis, which may be at maturity, the Company does not consider the investments to be other-than-temporarily impaired.

Management regularly monitors the credit quality of the investment portfolio. Changes in ratings are noted and follow-up research on the issuer is undertaken when warranted. Management intends to carefully monitor any changes in bond quality.

Restricted Stock.

The Company held restricted stock of $941 as of June 30, 2022 and $845 at December 31, 2021. Restricted stock is reported separately from available for sale securities. As a member bank of the Federal Reserve system and the Federal Home Loan Bank of Atlanta (“FHLB”), NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital, current borrowings, and a percentage of qualifying assets. The correspondents provide calculations that require the Company purchase or sell stock back to the correspondents. The stock is held by member institutions only and is not actively traded.

Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. In addition to dividends, NBB also benefits from its membership with FHLB through eligibility to borrow from the FHLB, using as collateral NBB’s capital stock investment in the FHLB and qualifying NBB real estate mortgage loans totaling $630,515 at June 30, 2022. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at June 30, 2022, management did not determine any impairment.

Note 5: Defined Benefit Plan

Components of Net Periodic Benefit Cost:

	Pension Benefits
	Three Months Ended June 30,
	2022	2021
Service cost	$324	$361
Interest cost	204	184
Expected return on plan assets	(629)	(555)
Amortization of prior service cost	-	(3)
Recognized net actuarial loss	110	208
Net periodic benefit cost	$9	$195

	Pension Benefits
	Six Months Ended June 30,
	2022	2021
Service cost	$648	$722
Interest cost	408	368
Expected return on plan assets	(1,258)	(1,110)
Amortization of prior service cost	-	(6)
Recognized net actuarial loss	220	416
Net periodic benefit cost	$18	$390

The service cost component of net periodic benefit cost is included in salaries and employee benefits expense in the consolidated statements of income. All other components are included in other noninterest expense in the consolidated statements of income. For the six months ended June 30, 2022, the Company did not make a contribution to the defined benefit plan.

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

Fair value is best determined by quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. When quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, fair value estimates may not be realized in an immediate settlement of the instrument. Accounting guidance for fair value excludes certain financial instruments and all nonfinancial instruments from disclosure requirements. Consequently, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

June 30, 2022	Fair Value Measurements Using
Description	Balance	Level 1	Level 2	Level 3
U.S. Treasuries	$955		$955
U.S. Government agencies and corporations	334,421	-	334,421	-
States and political subdivisions	163,781	-	163,781	-
Mortgage-backed securities	177,180	-	177,180	-
Corporate debt securities	5,914	-	5,914	-
Total securities available for sale	$682,251	$-	$682,251	$-

December 31, 2021	Fair Value Measurements Using
Description	Balance	Level 1	Level 2	Level 3
U.S. Government agencies and corporations	$278,019	$-	$278,019	$-
States and political subdivisions	198,672	-	198,672	-
Mortgage-backed securities	206,174	-	206,174	-
Corporate debt securities	3,215	-	3,215	-
Total securities available for sale	$686,080	$-	$686,080	$-

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at June 30, 2022 or December 31, 2021.

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

At June 30, 2022 and December 31, 2021, measurement of the Company’s impaired loans did not result in any specific allocations.

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

The following table summarizes the Company’s OREO that was measured at fair value on a nonrecurring basis.

Date	Description	Balance	Level 1	Level 2	Level 3
June 30, 2022	OREO, net of valuation allowance	$957	$-	$-	$957
December 31, 2021	OREO, net of valuation allowance	957	-	-	957

The following table presents information about OREO and Level 3 Fair Value Measurements for the dates indicated.

Date	Valuation Technique	Unobservable Input	Range (Weighted Average)
June 30, 2022	Discounted appraised value	Selling cost	6.20%(1)
December 31, 2021	Discounted appraised value	Selling cost	6.20%(1)

(1)	As of June 30, 2022 and December 31, 2021, OREO was composed of a single property.

At June 30, 2022 and December 31, 2021, OREO was measured using appraised value, discounted by selling cost. Discounts for selling costs are recognized when the Company markets OREO properties via local realtors. The Company works with the realtor to determine the list price, which may be set at appraised value or at a different amount based on the realtor’s advice and management’s judgement of marketability. Selling costs for improved land generally are estimated at 6% of the list price, and for raw land at 10% of the list price. If the final sale price is different from the list price, the amount of selling costs will also be different from those estimated.

There is uncertainty in determining discounts to appraised value. Future changes to marketability assumptions or updated appraisals may indicate in a lower fair value, with a corresponding impact to net income. Ultimate proceeds from the sale of OREO property may be less than the estimated fair value, reducing net income.

Fair Value Summary

The following presents the recorded amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of the dates indicated. Fair values are estimated using the exit price notion.

	June 30, 2022
	Recorded Amount	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$11,798	$11,798	$-	$-
Interest-bearing deposits	95,812	95,812	-	-
Securities available for sale	682,251	-	682,251	-
Restricted securities	941	-	941	-
Loans held for sale	488	-	488	-
Loans, net	840,745	-	-	797,363
Accrued interest receivable	5,506	-	5,506	-
Bank-owned life insurance	42,833	-	42,833	-
Financial Liabilities:
Deposits	$1,577,831	$-	$1,496,866	$73,452
Accrued interest payable	46	-	46	-

	December 31, 2021
	Recorded Amount	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$8,768	$8,768	$-	$-
Interest-bearing deposits	130,021	130,021	-	-
Securities available for sale	686,080	-	686,080	-
Restricted securities	845	-	845	-
Loans held for sale	615	-	615	-
Loans, net	795,574	-	-	791,335
Accrued interest receivable	5,104	-	5,104	-
Bank-owned life insurance	42,354	-	42,354	-
Financial Liabilities:
Deposits	$1,494,587	$-	$1,415,619	$79,115
Accrued interest payable	48	-	48	-

Note 7: Components of Accumulated Other Comprehensive Loss

The following tables provide information about components of accumulated other comprehensive loss as of the dates indicated:

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at March 31, 2021	$854	$(10,147)	$(9,293)
Unrealized holding gain on available for sale securities, net of tax of $1,922	7,235	-	7,235
Balance at June 30, 2021	$8,089	$(10,147)	$(2,058)

Balance at March 31, 2022	$(30,972)	$(6,912)	$(37,884)
Unrealized holding loss on available for sale securities, net of tax of ($6,617)	(24,893)	-	(24,893)
Balance at June 30, 2022	$(55,865)	$(6,912)	$(62,777)

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$13,167	$(10,147)	$3,020
Unrealized holding loss on available for sale securities, net of tax of ($1,349)	(5,074)	-	(5,074)
Reclassification adjustment, net of tax of ($1)	(4)	-	(4)
Balance at June 30, 2021	$8,089	$(10,147)	$(2,058)

Balance at December 31, 2021	$2,854	$(6,912)	$(4,058)
Unrealized holding loss on available for sale securities, net of tax of ($15,609)	(58,719)	-	(58,719)
Balance at June 30, 2022	$(55,865)	$(6,912)	$(62,777)

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2022 and June 30, 2021.

	Three Months Ended June 30,
	2022	2021
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$603	$471
Other service charges and fees	51	43
Credit and debit card fees, net	535	479
Trust income	439	434
Insurance and Investment (included within Other Income on the Consolidated Statements of Income)	141	141
Noninterest Income (in-scope of Topic 606)	$1,769	$1,568
Noninterest Income (out-of-scope of Topic 606)	343	373
Total noninterest income	$2,112	$1,941

	Six Months Ended June 30,
	2022	2021
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$1,165	$940
Other service charges and fees	106	84
Credit and debit card fees, net	975	913
Trust income	882	849
Insurance and Investment (included within Other Income on the Consolidated Statements of Income)	348	540
Noninterest Income (in-scope of Topic 606)	$3,476	$3,326
Noninterest Income (out-of-scope of Topic 606)	927	949
Total noninterest income	$4,403	$4,275

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

The Company’s lease right of use asset is included in other assets and the lease liability is included in other liabilities. The following tables present information about leases:

	June 30, 2022	December 31, 2021
Lease liability	$1,453	$1,558
Right-of-use asset	$1,427	$1,532
Weighted average remaining lease term (years)	5.83	6.33
Weighted average discount rate	3.20%	3.21%

	For the Three Months Ended June 30,
	2022	2021
Lease Expense
Operating lease expense	$78	$94
Short-term lease expense	-	-
Total lease expense	$78	$94

Cash paid for amounts included in lease liabilities	$78	$92
Right-of-use assets obtained in exchange for operating lease liabilities commencing during the period	$-	$-

	For the Six Months Ended June 30,
	2022	2021
Lease Expense
Operating lease expense	$154	$187
Short-term lease expense	1	1
Total lease expense	$155	$188

Cash paid for amounts included in lease liabilities	$156	$184
Right-of-use assets obtained in exchange for operating lease liabilities commencing during the period	$25	$-

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability:

Undiscounted Cash Flow for the Period	As of June 30, 2022
Twelve months ending June 30, 2023	$307
Twelve months ending June 30, 2024	295
Twelve months ending June 30, 2025	282
Twelve months ending June 30, 2026	219
Twelve months ending June 30, 2027	195
Thereafter	299
Total undiscounted cash flows	$1,597
Less: discount	(144)
Lease liability	$1,453

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

Further, the Company has a program to identify, mitigate and manage its cybersecurity risks.  The program includes penetration testing and vulnerability assessment, technological defenses such as antivirus software, patch management, firewall management, email and web protections, an intrusion prevention system, a cybersecurity insurance policy which covers some but not all losses arising from cybersecurity breaches, as well as ongoing employee training.  The cost of these measures was $93 for the three months ended June 30, 2022 and $95 for the three months ended June 30, 2021. For the six months ended June 30, 2022 and June 30, 2021, the expense was $187 and $193 respectively. These costs are included in various categories of noninterest expense.

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

Impaired loans

Impaired loans are identified through the Company’s credit risk rating process. Generally, impaired loans have risk ratings that indicate higher risk, such as “classified” or “special mention.” Nonaccrual loan relationships that meet the Company’s balance threshold of $250 are designated impaired. The Company also designates as impaired other loan relationships that meet the Company’s balance threshold of $250 and for which a credit review identified a weakness that indicates principal and interest will not be collected according to the loan terms. All TDRs, regardless of size or past due status, are designated impaired.

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

Evaluations are prepared by third party providers and reviewed by Company employees who are independent of the loan origination, operation, management and collection functions. Evaluations provide a property’s market value based on the property’s current physical condition and characteristics and pertinent economic conditions. Multiple sources of data contribute to the estimate of market value, including physical inspection, independent third-party automated tools, comparable sales analysis and local market information.

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

Also applied to all segments and classes during 2021 was an economic factor implemented to address COVID-19 uncertainty: national unemployment filings. Local unemployment data lags the reporting date and the Company implemented analysis of national unemployment filings to capture current effects of the COVID-19 pandemic. Historical analysis determined that local unemployment filings were closely correlated to national unemployment filings. National unemployment filings returned to pre-pandemic levels during the fourth quarter of 2021 and no allocation was made during 2022.

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

Nonaccrual status

The Company reviews loans with certain risk indicators to determine whether the loans should be placed on nonaccrual status, including loans that exceed 89 days past due, loans rated classified, and loans with a modification that provides relief from payments of interest or principle for more than 90 days.

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

The estimate of the allowance considered market conditions as of the reporting date where possible, and the most recent available information when data was not available as of the reporting date, portfolio conditions and levels of delinquencies at the reporting date, and net charge-offs in the eight quarters prior to the reporting date. For additional discussion of the allowance, see Note 3 to the consolidated financial statements and “Asset Quality,” and “Provision and Allowance for Loan Losses” of Management’s Discussion and Analysis.

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

NBI has two wholly-owned subsidiaries, the National Bank of Blacksburg and National Bankshares Financial Services, Inc. NBB is a community bank and does business as National Bank from 24 office locations and two loan production offices. NBB is the source of nearly all of the Company’s revenue. NBFS does business as National Bankshares Investment Services and National Bankshares Insurance Services. Income from NBFS is not significant at this time, nor is it expected to be so in the near future.

Non-GAAP Financial Measures

This report refers to certain financial measures that are computed under a basis other than U.S. GAAP (“non-GAAP”). Details on non-GAAP measures follow.

Return on Average Assets and Return on Average Equity

The return on average assets and return on average equity are measures of profitability, calculated by annualizing net income and dividing by average year-to-date assets or equity, respectively. Larger nonrecurring income or expenses are not annualized, in order to reduce distortion within the ratios. There were no adjustments for the three months ended June 30, 2022 or 2021. The table below presents the reconciliation of adjusted annualized net income, which is not a measurement under U.S. GAAP, for the six month periods ended June 30, 2022 and 2021.

	Six months ended June 30,
	2022	2021
Net Income	$10,460	$9,379
Items deemed non-recurring by management:
Less: partnership income (1), net of tax of ($77) in 2022 and ($98) in 2021	(290)	(369)
Securities gains, net of tax of ($1) in 2021	-	(4)
Adjusted net income	10,170	9,006
Adjusted net income, annualized	20,509	18,161
Items deemed non-recurring by management:
Add: partnership income, net of tax of $77 in 2022 and $98 in 2021	290	369
Add: securities gains, net of tax of $1 in 2021	-	4
Annualized net income for ratio calculation	$20,799	$18,534

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

Net Interest Margin

The Company uses the net interest margin to measure profit on interest generating activities, as a percentage of total interest-earning assets. The net interest margin is calculated by dividing annualized taxable equivalent net interest income by total average earning assets. The portion of interest income that is nontaxable is grossed up to the tax equivalent by adding the tax benefit. The tax rate utilized in calculating the tax benefit is 21%. The reconciliation of tax equivalent net interest income, which is not a measurement under U.S. GAAP, to net interest income, is reflected in the table below.

	Three months ended June 30,
	2022	2021
GAAP measures:
Interest and fees on loans	$8,324	$8,466
Interest on interest-bearing deposits	202	39
Interest and dividends on securities - taxable	2,949	1,910
Interest on securities - nontaxable	447	482
Total interest income	$11,922	$10,897

Interest on deposits	$647	$834
Net interest income	$11,275	$10,063

Non-GAAP measures:
Tax benefit on nontaxable loan income	$79	$78
Tax benefit on nontaxable securities income	151	160
Total tax benefit on nontaxable interest income	$230	$238
Total tax equivalent net interest income	$11,505	$10,301
Total tax equivalent net interest income, annualized	$46,146	$41,317

	Six months ended June 30,
	2022	2021
GAAP measures:
Interest and fees on loans	$16,424	$17,016
Interest on interest-bearing deposits	251	67
Interest and dividends on securities - taxable	5,422	3,693
Interest on securities - nontaxable	875	1,003
Total interest income	$22,972	$21,779

Interest on deposits	$1,302	$1,689
Net interest income	$21,670	$20,090

Non-GAAP measures:
Tax benefit on nontaxable loan income	$160	$153
Tax benefit on nontaxable securities income	297	331
Total tax benefit on nontaxable interest income	$457	$484
Total tax equivalent net interest income	$22,127	$20,574
Total tax equivalent net interest income, annualized	$44,621	$41,489

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

	Three months ended June 30,
	2022	2021
Noninterest expense	$6,311	$6,447

Taxable-equivalent net interest income	$11,505	$10,301
Noninterest income	2,112	1,941
Total income for ratio calculation	$13,617	$12,242

Efficiency ratio	46.35%	52.66%

	Six months ended June 30,
	2022	2021
Noninterest expense	$12,924	$12,983

Taxable-equivalent net interest income	$22,127	$20,574
Noninterest income	4,403	4,275
Less: partnership income	(367)	(467)
Less: realized securities gains	-	(5)
Total income for ratio calculation	$26,163	$24,377

Efficiency ratio	49.40%	53.26%

Performance Summary

The following table presents the Company’s key performance ratios for the three months ended June 30, 2022 and June 30, 2021. Income and expense items are annualized for the ratios, except for basic and fully diluted earnings per share.

	Three Months Ended
	June 30, 2022	June 30, 2021
Return on average assets (1)	1.30%	1.15%
Return on average equity (1) (2)	15.00%	9.77%
Basic and fully diluted earnings per share (2)	$0.93	$0.74
Net interest margin (1)	2.75%	2.72%
Efficiency ratio (1)	46.35%	52.66%

(1)

Ratio is a non-GAAP financial measure that the Company believes provides investors with important information. Such information is not prepared in accordance with GAAP and should not be viewed as a substitute for GAAP. See “Non-GAAP Financial Measures” above.

(2)

During the three months ended June 30, 2022, the Company repurchased 41,977 shares under its publicly announced stock repurchase plan. The repurchase reduced stockholders equity by $1,406. During the three months ended June 30, 2021, the Company repurchased 150,130 shares, reducing stockholders equity by $5,363.

The following table presents the Company’s key performance ratios for the six months ended June 30, 2022 and June 30, 2021 and the year ended December 31, 2021. The measures for June 30, 2022 and June 30, 2021 are annualized, except for basic and fully diluted earnings per share.

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	Twelve Months Ended December 31, 2021
Return on average assets (1)	1.22%	1.18%	1.26%
Return on average equity (1) (2)	12.45%	9.63%	10.59%
Basic and fully diluted earnings per share (2)	$1.74	$1.49	$3.28
Net interest margin (1)	2.70%	2.80%	2.81%
Efficiency ratio (1)	49.40%	53.26%	51.34%

(1)

Ratio is a non-GAAP financial measure that the Company believes provides investors with important information. Such information is not prepared in accordance with GAAP and should not be viewed as a substitute for GAAP. See “Non-GAAP Financial Measures” above.

(2)

During the six months ended June 30, 2022, the Company repurchased 83,162 shares under its publicly announced stock repurchase plan. The repurchase reduced stockholders equity by $2,928. During the six months ended June 30, 2021, the Company repurchased 261,962 shares under its publicly announced stock repurchase plan. The repurchase reduced stockholders equity by $9,354.

Growth

NBI’s key assets and liabilities and their change from December 31, 2021 are shown in the following table.

	June 30, 2022	December 31, 2021	Percent Change
Interest-bearing deposits	$95,812	$130,021	(26.31)%
Securities available for sale and restricted stock	683,192	686,925	(0.54)%
Loans, net	840,745	795,574	5.68%
Deposits	1,577,831	1,494,587	5.57%
Total assets	1,729,588	1,702,175	1.61%

Asset Quality

Key indicators of the Company’s asset quality are presented in the following table.

	June 30, 2022	June 30, 2021	December 31, 2021
Nonperforming loans	$2,979	$3,822	$2,873
Loans past due 90 days or more, and still accruing	7	28	90
Other real estate owned	957	1,007	957
Allowance for loan losses to loans net of unearned income and deferred fees and costs	0.95%	1.00%	0.96%
Net charge-off ratio	0.01%	0.12%	0.05%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.46%	0.60%	0.48%
Ratio of allowance for loan losses to nonperforming loans	270.86%	211.33%	267.11%

The Company’s risk analysis at June 30, 2022 determined an allowance for loan losses of $8,069 or 0.95% of loans net of unearned income and deferred fees and costs. The allowance at June 30, 2021 was $8,077 or 1.00% of loans net of unearned income and deferred fees and costs. The allowance at December 31, 2021 was $7,674 or 0.96% of loans net of unearned income and deferred fees and costs. The determination of the appropriate level for the allowance for loan losses resulted in a provision of $444 for the six months ended June 30, 2022, compared with a provision of $54 for the six month period ended June 30, 2021, and a recovery of $398 for the 12 months ended December 31, 2021. To determine the appropriate level of the allowance for loan losses, the Company considers credit risk for certain loans designated as impaired and for non-impaired (“collectively evaluated”) loans.

Individually Evaluated Impaired Loans

Individually evaluated impaired loans at June 30, 2022 were $5,809 gross and $5,810 net of unearned income and deferred fees and costs. There were no specific allocations to the allowance for loan losses at June 30, 2022. Individually evaluated impaired loans at December 31, 2021 were $5,878 gross and $5,880 net of unearned income and deferred fees and costs. There were no specific allocations to the allowance for loan losses as of December 31, 2021. The specific allocation is determined based on criteria particular to each impaired loan.

Collectively Evaluated Loans

Collectively evaluated loans totaled $843,465 gross and $843,004 net of unearned income and deferred fees and costs, with an allowance of $8,069 or 0.96% of collectively-evaluated loans net of unearned income and deferred fees and costs at June 30, 2022. At December 31, 2021, collectively evaluated loans totaled $797,851 gross and $797,368 net of unearned income and deferred fees and costs, with an allowance of $7,674 or 0.96% of collectively-evaluated loans net of unearned income and deferred fees and costs.

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

Net Charge-Offs

Increases in the net charge-off rate increase the required allowance for collectively-evaluated loans, while decreases in the net charge-off rate decrease the required allowance for collectively-evaluated loans. On a portfolio level, net charge-offs were $49 for the six months ended June 30, 2022, or 0.01% of average loans. For the six months ended June 30, 2021, net charge-offs were $458, or 0.12% of average loans. For the 12 months ended December 31, 2021, net charge-offs were $409 or 0.05% of average loans. The 8-quarter average historical loss rate was 0.03% for the six months ended June 30, 2022 and 0.07% for the six months ended June 30, 2021, and 0.05% for the 12 months ended December 31, 2021.

Economic Factors

Economic factors influence credit risk and impact the allowance for loan loss. The Company sources economic data pertinent to its market from the most recently available publications, including: unemployment, business and personal bankruptcy filings, the residential vacancy rate and the inventory of new and existing homes.

As of June 30, 2022, the unemployment rate for the Company’s market area was measured as of April 30, 2022 and increased slightly from the measurement available at December 31, 2021, increasing the allocation to the allowance for loan losses.

Business and personal bankruptcy filing data was available as of March 2022. Higher bankruptcy filings indicate heightened credit risk and increase the allowance for loan losses, while lower bankruptcy filings have a beneficial impact on credit risk. Compared with data available at December 31, 2021, business bankruptcy filings and personal bankruptcy filings slightly decreased. The Company estimates that bankruptcy filings are artificially low due to a backlog in the court system and prolonged government aid. When the pandemic began, precautions for COVID-19 slowed the work of the court system. The federal government also implemented a foreclosure moratorium, provided direct payments to qualifying recipients and PPP loans to small businesses, and encouraged banks to work with borrowers who were impacted by the pandemic, all of which had a minimizing effect on bankruptcy filings. All of these measures expired by the end of 2021. Management believes bankruptcy filings will normalize and currently available data does not reflect credit risk. The allocation was based on an average of pre-pandemic filings from 2017 through 2020, which was higher than the current reported level and the level incorporated to the allowance at December 31, 2021.

         Residential vacancy rates and housing inventory impact the Company’s residential construction customers and the consumer real estate market. Higher levels increase credit risk. The residential vacancy rate at June 30, 2022 was measured as of the first quarter of 2022 and improved from the data incorporated into the December 31, 2021 calculation, resulting in a lower allocation. Housing inventory data was available as of June 30, 2022. The level is slightly higher than at December 31, 2021, resulting in a higher allocation.

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

Accruing loans past due 30-89 days were 0.10% of total loans net of unearned income and deferred fees and costs at June 30, 2022, a decrease from 0.12% at December 31, 2021. Accruing loans past due 90 days or more were 0.00% of total loans, net of unearned income and deferred fees and costs at June 30, 2022, compared with 0.01% at December 31, 2021. Nonaccrual loans as a percentage of total loans net of unearned income and deferred fees and costs were 0.35% at June 30, 2022 and 0.36% at December 31, 2021.

Loans rated special mention and classified (together, “criticized assets”) indicate heightened credit risk. Higher levels of criticized assets increase the required level of the allowance for collectively-evaluated loans, while lower levels of criticized assets reduce the required level of the allowance for collectively-evaluated loans. Collectively evaluated loans rated special mention at June 30, 2022 were $312, compared with $3,728 at December 31, 2021, due to credit quality improvement in a large relationship. Collectively evaluated loans rated classified were $1,022 at June 30, 2022 and $1,064 at December 31, 2021.

Other Factors

The Company considers other factors that impact credit risk, including the interest rate environment, the competitive, legal and regulatory environments, changes in lending policies and loan review, changes in management, and high risk loans.

The interest rate environment impacts variable rate loans. When interest rates increase, the payment on variable rate loans increases, which may increase credit risk. The Federal Reserve increased the target Fed Funds rate in March, May and June 2022, resulting in an increased allocation for June 30, 2022, compared with the allocation for December 31, 2021.

The competitive, legal and regulatory environments were evaluated for changes that would impact credit risk. Higher competition for loans increases credit risk, while lower competition decreases credit risk. Competition remained at similar levels to those at December 31, 2021. The legal and regulatory environments remain in a similar posture to that at December 31, 2021.

Lending policies, loan review procedures and management’s experience influence credit risk. Lending policies changed to adjust appraisal requirements on residential real estate, resulting in an increased allocation. Loan review procedures remained similar to those at December 31, 2021 and no allocation was taken. During the first quarter of 2022, the Company filled the Chief Credit Officer position vacated during the last quarter of 2021, resulting in a slightly reduced allocation compared with December 31, 2021.

Levels of high risk loans are considered in the determination of the level of the allowance for loan loss. A decrease in the level of high risk loans within a class decreases the required allocation for the loan class, and an increase in the level of high risk loans within a class increases the required allocation for the loan class. Total high risk loans increased $11,668 or 12.95% from the level at December 31, 2021, resulting in an increased allocation.

Unallocated Surplus

The unallocated surplus at June 30, 2022 is $179 or 2.27% in excess of the calculated requirement. The unallocated surplus at December 31, 2021 was $361 or 4.94% in excess of the calculated requirement. The surplus provides some mitigation of current economic uncertainty that may impact credit risk.

Conclusion

The calculation of the appropriate level for the allowance for loan losses incorporates analysis of multiple factors and requires management’s prudent and informed judgment. The Company augmented the calculated requirement with an unallocated surplus. Based on analysis of historical indicators, asset quality and economic factors, management believes the level of allowance for loan losses is reasonable for the credit risk in the loan portfolio as of June 30, 2022.

Other Real Estate Owned

The following table discloses the OREO in physical possession and in process at each reporting date:

Other Real Estate Owned(1)	June 30, 2022	December 31, 2021
Real estate construction	$957	$957
Consumer real estate	-	-
Total other real estate owned	$957	$957

(1)	Net of valuation allowance.

As of June 30, 2022, loans in various stages of foreclosure totaled $224, all of which are secured by residential real estate. Loans currently in the process of foreclosure may increase OREO in future quarters. It is not possible to accurately predict the future total of OREO because property sold at foreclosure may be acquired by third parties and OREO properties are regularly marketed and sold.

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

Modifications That Are Not TDR

During the three months ended June 30, 2022, the Company provided 230 modifications for competitive reasons to loans totaling $34,776. During the six months ended June 30, 2022, the Company provided 465 modifications to loans totaling $73,958. The modifications were not TDRs and were not related to COVID-19. For the three months ended June 30, 2021, the Company provided non-TDR modifications for competitive reasons to 210 loans totaling $19,595, and during the six months ended June 30, 2021, provided modifications to 454 loans totaling $47,573 for competitive reasons. During six months ended June 30, 2021, the Company also provided 42 modifications to loans totaling $38,471 related to COVID-19 difficulty. The modifications met the criteria under the CARES Act, the CAA and regulatory guidance and were not designated as TDRs.

TDRs

The Company’s TDRs, by delinquency status, are presented below:

	TDR Status as of June 30, 2022
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual
Consumer real estate	$188	$188	$-	$-	$-
Commercial real estate	5,342	2,810	-	-	2,532
Commercial non-real estate	279	-	-	-	279
Total TDR Loans	$5,809	$2,998	$-	$-	$2,811

	TDR Status as of December 31, 2021
			Accruing
	Total TDR Loans	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual
Consumer real estate	$191	$191	$-	$-	$-
Commercial real estate	5,386	2,814	-	-	2,572
Commercial non-real estate	301	-	-	-	301
Total TDR Loans	$5,878	$3,005	$-	$-	$2,873

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

	Three Months Ended
	June 30, 2022			June 30, 2021
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans (1)(2)(4)(5)	$833,270	$8,403	4.04%	$790,533	$8,544	4.34%
Taxable securities (6)(7)	676,064	2,949	1.75%	505,784	1,910	1.51%
Nontaxable securities (1)(6)	76,061	598	3.15%	80,329	642	3.21%
Interest-bearing deposits	90,606	202	0.89%	143,812	39	0.11%
Total interest-earning assets	$1,676,001	$12,152	2.91%	$1,520,458	$11,135	2.94%
Interest-bearing liabilities:
Interest-bearing demand deposits	$912,036	$573	0.25%	$795,934	$718	0.36%
Savings deposits	219,464	37	0.07%	189,560	44	0.09%
Time deposits	83,753	37	0.18%	89,564	72	0.32%
Total interest-bearing liabilities	$1,215,253	$647	0.21%	$1,075,058	$834	0.31%
Net interest income and interest rate spread		$11,505	2.70%		$10,301	2.63%
Net yield on average interest‑earning assets			2.75%			2.72%

	Six Months Ended
	June 30, 2022			June 30, 2021
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans (1)(3)(4)(5)	$818,564	$16,584	4.09%	$780,415	$17,169	4.44%
Taxable securities (6)(7)	652,319	5,422	1.68%	486,978	3,693	1.53%
Nontaxable securities (1)(6)	76,383	1,172	3.09%	81,357	1,334	3.31%
Interest-bearing deposits	102,365	251	0.49%	131,629	67	0.10%
Total interest-earning assets	$1,649,631	$23,429	2.86%	$1,480,379	$22,263	3.03%
Interest-bearing liabilities:
Interest-bearing demand deposits	$899,502	$1,153	0.26%	$779,321	$1,436	0.37%
Savings deposits	216,210	75	0.07%	182,121	91	0.10%
Time deposits	80,887	74	0.18%	88,837	162	0.37%
Total interest-bearing liabilities	$1,196,599	$1,302	0.22%	$1,050,279	$1,689	0.32%
Net interest income and interest rate spread		$22,127	2.64%		$20,574	2.71%
Net yield on average interest‑earning assets			2.70%			2.80%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 21%.
(2)

Included in interest income are loan fees of $25 for the three months ended June 30, 2022.  For the three months ended June 30, 2021, interest income included loan fees $386, of which $344 was related to PPP loans.

(3)

Included in interest income are loan fees of $113 for the six months ended June 30, 2022.  For the six months ended June 30, 2021, interest income included loan fees of $944, of which $894 was related to PPP loans.

(4)	Nonaccrual loans are included in average balances for yield computations.
(5)	Includes loans held for sale.
(6)	Daily averages are shown at amortized cost.
(7)	Includes restricted stock.

Yields on taxable securities and interest-bearing deposits increased when both the three and six month periods ended June 30, 2022 are compared with the comparable periods of 2021, driven by Federal Reserve rate increases during 2022. Deposit costs fell when the three and six month periods ended June 30, 2022 are compared with the comparable periods of 2021. High levels of deposits and liquidity helped to manage pricing pressure.

Loan yields decreased when the three and six month periods ended June 30, 2022 are compared with the comparable periods of 2021, primarily due to interest and fee income on PPP loans that totaled $442 during the three months ended June 30, 2021 and $1,093 during the six months ended June 30, 2021.  This compares with $1 for the three months ended June 30, 2022 and $43 for the six months ended June 30, 2022. If PPP loans and their income are excluded, loan yields for 2021 would be 4.32% for the three months ended and 4.37% for the six months ended June 30 2021.  The net interest margin would have been 2.60% for the three months ended June 30, 2021 and 2.66% for the six months ended June 30, 2021.  PPP fees have been fully recognized as of June 30, 2022.

Provision and Allowance for Loan Losses

The calculation of the allowance for loan losses resulted in a provision for loan losses of $310 for the three month period ended June 30, 2022, compared with $4 for the three month period ended June 30, 2021. The provision for the six month period ended June 30, 2022 was $444, compared with $54 for the six months ended June 30, 2021. The increase in provision reflects loan growth from June 30, 2021 to June 30, 2022 and changes in factors detailed in “Asset Quality” above.

Noninterest Income

	Three Months Ended
	June 30, 2022	June 30, 2021	Percent Change
Service charges on deposits	$603	$471	28.03%
Other service charges and fees	51	43	18.60%
Credit and debit card fees, net	535	479	11.69%
Trust fees	439	434	1.15%
BOLI income	241	210	14.76%
Gain on sale of mortgage loans	35	74	(52.70)%
Other income	208	230	(9.57)%
Total noninterest income	$2,112	$1,941	8.81%

	Six Months Ended
	June 30, 2022	June 30, 2021	Percent Change
Service charges on deposits	$1,165	$940	23.94%
Other service charges and fees	106	84	26.19%
Credit and debit card fees, net	975	913	6.79%
Trust fees	882	849	3.89%
BOLI income	479	416	15.14%
Gain on sale of mortgage loans	96	211	(54.50)%
Other income	700	857	(18.32)%
Realized securities gain, net	-	5	(100.00)%
Total noninterest income	$4,403	$4,275	2.99%

Service charges on deposits increased when the three and six month periods ended June 30, 2022 are compared with the same periods ended June 30, 2021, due to increased non-sufficient funds and overdraft fee income.

Other service charges and fees increased when the three and six month periods ended June 30, 2022 are compared with the same periods ended June 30, 2021, due to higher service charges on letters of credit and safe deposit box fee income.

Credit and debit card fees are presented net of interchange expense. Credit and debit card fees increased for the three and six month periods ended June 30, 2022, compared with the same periods last year, due to increased volume.

Income from trust fees increased for the three and six month periods ended June 30, 2022, when compared with the same periods ended June 30, 2021. Trust income varies depending on the total assets held in trust accounts, the type of accounts under management and financial market conditions.

BOLI income increased when the three and six month periods ended June 30, 2022 and June 30, 2021 are compared. The Company purchased an additional $5 million in BOLI investments during June, 2021.

Gain on sale of mortgage loans decreased when the three and six month periods ended June 30, 2022 and June 30, 2021 are compared. The Federal Reserve interest rate increases in 2022 have cooled real estate refinance and purchase financing activity.

Other income includes revenue from investment and insurance sales, adjustments to partnership basis and other miscellaneous components. These areas fluctuate with market conditions and competitive factors. Other income decreased for the three and six month periods ended June 30, 2022 when compared with the same periods ended June 30, 2021 due to decreased commissions on securities sales and decreased dividends on a partnership investment.

Noninterest Expense

	Three Months Ended
	June 30, 2022	June 30, 2021	Percent Change
Salaries and employee benefits	$4,011	$3,952	1.49%
Occupancy, furniture and fixtures	464	443	4.74%
Data processing and ATM	793	786	0.89%
FDIC assessment	111	93	19.35%
Net costs of other real estate owned	-	1	(100.00)%
Franchise taxes	371	357	3.92%
Other operating expenses	561	815	(31.17)%
Total noninterest expense	$6,311	$6,447	(2.11)%

	Six Months Ended
	June 30, 2022	June 30, 2021	Percent Change
Salaries and employee benefits	$7,989	$7,858	1.67%
Occupancy, furniture and fixtures	956	931	2.69%
Data processing and ATM	1,580	1,564	1.02%
FDIC assessment	222	176	26.14%
Net costs of other real estate owned	10	38	(73.68)%
Franchise taxes	733	692	5.92%
Other operating expenses	1,434	1,724	(16.82)%
Total noninterest expense	$12,924	$12,983	(0.45)%

Salaries and employee benefits includes employee salaries, payroll taxes, insurance and fringe benefits, ESOP contribution accruals, the service component of net periodic pension cost, and salary continuation expenses. The expense increased slightly when the three and six month periods ended June 30, 2022 are compared with the same periods ended June 30, 2021. Lower pension expense was offset by normal increases in salary expense and higher salary continuation expense.

Federal Deposit Insurance (“FDIC”) assessment expense increased when the three and six month periods ended June 30, 2022 are compared with the same periods of 2021. The FDIC assessment is accrued based on a method provided by the FDIC. The calculation is based on average assets divided by average tangible equity and incorporates risk-based factors to determine the amount of the assessment.

Franchise tax expense increased when the three and six month periods ended June 30, 2022 and June 30, 2021 are compared. Franchise tax is primarily based on capital levels of the subsidiary bank, and is also affected by investment levels in securities issued by U.S. government agencies.

The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs, postage, charitable donations, losses and other expenses. Other operating expense decreased when the three and six month periods ended June 30, 2022 are compared with the same periods ended June 30, 2021, due to lower non-service pension cost and cost control measures.

Income Tax

Income tax expense was $1,192 for the three months ended June 30, 2022 and $940 for the same period of 2021. For the six months ended June 30, 2022 and 2021, income tax expense was $2,245 and $1,949 respectively. The Company’s federal statutory tax rate is 21%. The Company’s effective tax rate was 17.62% and 17.67% for the three and six month periods ended June 30, 2022, compared with 16.93% and 17.21% for the three and six month periods ended June 30, 2021.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

	June 30, 2022	December 31, 2021	Percent Change
Assets
Interest-bearing deposits	$102,365	$133,020	(23.05)%
Securities available for sale and restricted stock	697,759	612,636	13.89%
Loans, net of unearned income and deferred fees and costs and the allowance for loan losses	810,643	778,920	4.07%
Total assets	1,711,248	1,618,642	5.72%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$331,524	$316,976	4.59%
Interest-bearing demand deposits	899,502	811,661	10.82%
Savings deposits	216,210	190,997	13.20%
Time deposits	80,887	86,089	(6.04)%
Stockholders’ equity	167,072	192,545	(13.23)%

The decline in interest-bearing deposits resulted as the Company invested in securities and loans to increase yields. The decline in stockholders’ equity resulted from the unrealized loss in the fair value of securities. Changes in securities, loans and deposits are discussed below.

Securities

	June 30, 2022	December 31, 2021	Percent Change
Amortized cost	$752,966	$682,467	10.33%
Unrealized gain (loss)	(70,715)	3,613	NR %
Securities available for sale	$682,251	$686,080	(0.56)%

Securities available for sale are measured at fair value as of each reporting date. During the six months ended June 30, 2022, purchases of securities resulted in an increase of $70,499 in the amortized cost of securities available for sale, while unrealized losses decreased the fair value from December 31, 2021 by $74,328. Change in the fair value of bonds is inversely related to interest rate movement. Increases during 2022 in the Federal Reserve's target interest rate, as well as expected future increases, contributed to the decline in fair value of the securities portfolio. While we do not expect significant changes in future judgements or methodologies used to determine the fair value of the securities portfolio, future rate increases or market volatility could impact the value of securities. The Company’s liquidity position is strong and the Company does not intend to sell securities in an unrealized loss position. Management regularly monitors the quality of the securities portfolio and closely follows the uncertainty in the economy and the volatility of financial markets.  The value of individual securities will be written down if the decline in fair value is considered to be other than temporary based upon the totality of circumstances. See "Note 4: Securities" for additional information.

Loans

	June 30, 2022	December 31, 2021	Percent Change
Real estate construction loans	$69,724	$48,841	42.76%
Consumer real estate loans	217,143	208,977	3.91%
Commercial real estate loans	425,388	405,722	4.85%
Commercial non real estate loans	52,338	60,264	(13.15)%
Public sector and IDA	49,856	47,899	4.09%
Consumer non real estate	34,825	32,026	8.74%
Less: unearned income and deferred fees and costs	(460)	(481)	4.37%
Loans, net of unearned income and deferred fees and costs	$848,814	$803,248	5.67%

Loan demand continues to provide growth.  Approximately half of the increase in construction loans is due to investment in participations with other banks.

Deposits

	June 30, 2022	December 31, 2021	Percent Change
Noninterest-bearing demand deposits	$334,576	$317,430	5.40%
Interest-bearing demand deposits	943,574	890,124	6.00%
Saving deposits	218,716	208,065	5.12%
Time deposits	80,965	78,968	2.53%
Total deposits	$1,577,831	$1,494,587	5.57%

Total deposits increased from December 31, 2021 to June 30, 2022. The increase is due in large part to government stimulus funds received by municipal depositors and other depositors. Deposits do not include any brokered deposits

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse liquidity sources, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and FHLB advances. At June 30, 2022, the Bank did not have any borrowings.  To assure that short-term borrowing is readily available, the Company tests accessibility annually.

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

Regulatory capital levels at the subsidiary bank determine the Bank’s ability to use purchased deposits and the Federal Reserve discount window. At June 30, 2022, the Bank is considered well capitalized and does not have any restrictions on purchased deposits or borrowing ability at the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments, loan growth and share repurchase activity within the Company’s own stock. The Company’s liquidity position has benefitted over the past two years from increased customer deposits fueled by federal stimulus payments for COVID-19 pandemic relief. At June 30, 2022, the Company’s liquidity is sufficient to meet projected trends in these areas.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At June 30, 2022, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s internally-set target range. At June 30, 2022, the loan to deposit ratio was 53.80%. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

Capital Resources

Total stockholders’ equity at June 30, 2022 was $136,240, a decrease of $55,511 or 28.95%, from the $191,751 at December 31, 2021.  Book value declined from $31.62 at December 31, 2021 to $22.78 at June 30, 2022. The decline in stockholders equity and book value is due to worsening of accumulated other comprehensive loss associated with the unrealized loss in fair value of securities. Accumulated other comprehensive loss is excluded from regulatory capital calculations and does not impact regulatory capital requirements or ratios.

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

	NBB	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservation Buffer
Common Equity Tier I Capital Ratio	17.26%	4.50%	7.00%
Tier I Capital Ratio	17.26%	6.00%	8.50%
Total Capital Ratio	18.00%	8.00%	10.50%
Leverage Ratio	10.92%	4.00%	4.00%

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

The Company sells mortgages on the secondary market. Our agreement with the purchaser provides for strict underwriting and documentation requirements. Violation of the representations and warranties of the agreement would entitle the purchaser to recourse provisions. The Company has determined that its risk in this area is not significant because of a low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of June 30, 2022. To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit. There were no material changes in off-balance sheet arrangements during the three or six months ended June 30, 2022.

Contractual Obligations

The Company had no finance lease or purchase obligations and no long-term debt at June 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2022 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

Share repurchase activity during the six months ended June 30, 2022 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Number of Shares that May Yet Be Purchased Under the Program(1)
April 1, 2022 – April 30, 2022	4,100	$34.93	4,100	848,594
May 1, 2022 – May 31, 2022	25,508	33.78	25,508	823,086
June 1, 2022 – June 30, 2022	12,369	32.47	12,369	237,631
Total during second quarter 2022	41,977	$33.51	41,977

(1) In May 2021, the Company announced the Board of Directors had authorized a 1,000,000 share repurchase program. The authorization began June 1, 2021 and expired May 31, 2022. In May 2022, the Company announced the Board of Directors had authorized a 250,000 share repurchase program. The authorization began June 1, 2022 and expires May 31, 2023. The Company’s share repurchase program does not obligate it to acquire any specific number of shares.

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
+101

The following materials from National Bankshares, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2022 are formatted in iXBRL (Inline Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets at June 30, 2022 and December 31, 2021; (ii) Consolidated Statements of Income for the three and six month periods ended June 30, 2022 and 2021; (iii) Consolidated Statements of Comprehensive (Loss) Income for the three and six month periods ended June 30, 2022 and 2021; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021; and (vi) Notes to Consolidated Financial Statements.

Filed herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

Date: August 10, 2022	/s/ F. Brad Denardo
By: F. Brad Denardo
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2022	/s/ Lora M. Jones
By: Lora M. Jones
Treasurer and
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)