Form 10-Q
period 2022-09-30
NATIONAL BANKSHARES INC
filed 2022-11-09
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Outstanding shares of common stock at November 7, 2022 5,947,875

NATIONAL BANKSHARES, INC.

Form 10-Q

Part I

Item 1. Financial Statements	Financial Information

National Bankshares, Inc.

Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
(in thousands, except share and per share data)	2022	2021
Assets
Cash and due from banks	$10,957	$8,768
Interest-bearing deposits	79,466	130,021
Securities available for sale, at fair value	657,410	686,080
Restricted stock, at cost	941	845
Mortgage loans held for sale	-	615
Loans:
Loans, net of unearned income and deferred fees and costs	852,863	803,248
Less allowance for loan losses	(8,207)	(7,674)
Loans, net	844,656	795,574
Premises and equipment, net	10,183	9,722
Accrued interest receivable	5,822	5,104
Other real estate owned, net	907	957
Goodwill	5,848	5,848
Bank-owned life insurance	43,072	42,354
Other assets	39,684	16,287
Total assets	$1,698,946	$1,702,175

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$358,772	$317,430
Interest-bearing demand deposits	917,449	890,124
Savings deposits	217,405	208,065
Time deposits	77,023	78,968
Total deposits	1,570,649	1,494,587
Accrued interest payable	40	48
Other liabilities	16,070	15,789
Total liabilities	1,586,759	1,510,424
Commitments and contingencies
Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding 5,957,275 at September 30, 2022 and 6,063,937 shares at December 31, 2021	7,447	7,580
Retained earnings	196,941	188,229
Accumulated other comprehensive loss, net	(92,201)	(4,058)
Total stockholders' equity	112,187	191,751
Total liabilities and stockholders' equity	$1,698,946	$1,702,175

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Income

Three Months Ended September 30, 2022 and 2021

(Unaudited)

	September 30,
(in thousands, except share and per share data)	2022	2021
Interest Income
Interest and fees on loans	$8,816	$9,088
Interest on interest-bearing deposits	506	56
Interest on securities – taxable	3,425	2,043
Interest on securities – nontaxable	408	469
Total interest income	13,155	11,656

Interest Expense
Interest on deposits	753	719
Net interest income	12,402	10,937
Provision for (recovery of) loan losses	252	(392)
Net interest income after provision for (recovery of) loan losses	12,150	11,329

Noninterest Income
Service charges on deposit accounts	661	548
Other service charges and fees	51	50
Credit and debit card fees, net	448	460
Trust income	492	433
BOLI income	239	248
Gain on sale of mortgage loans	40	76
Other income	209	177
Total noninterest income	2,140	1,992

Noninterest Expense
Salaries and employee benefits	4,144	3,909
Occupancy, furniture and fixtures	476	447
Data processing and ATM	774	728
FDIC assessment	114	120
Net costs of other real estate owned	68	11
Franchise taxes	375	367
Other operating expenses	785	785
Total noninterest expense	6,736	6,367
Income before income taxes	7,554	6,954
Income tax expense	1,392	1,202
Net Income	$6,162	$5,752
Basic and fully diluted net income per common share	$1.03	$0.94
Weighted average number of common shares outstanding, basic and diluted	5,974,961	6,142,538
Dividends declared per common share	-	-

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Comprehensive (Loss) Income

Three Months Ended September 30, 2022 and 2021

(Unaudited)

	September 30,
(in thousands)	2022	2021
Net Income	$6,162	$5,752

Other Comprehensive Loss, Net of Tax
Unrealized holding loss on available for sale securities net of tax of ($7,822) and ($905) for the periods ended September 30, 2022 and September 30, 2021, respectively	(29,424)	(3,403)
Other comprehensive loss, net of tax	(29,424)	(3,403)
Total Comprehensive (Loss) Income	$(23,262)	$2,349

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Income

Nine Months Ended September 30, 2022 and 2021

(Unaudited)

(in thousands, except share and per share data)	September 30, 2022	September 30, 2021
Interest Income
Interest and fees on loans	$25,240	$26,104
Interest on interest-bearing deposits	757	123
Interest on securities – taxable	8,847	5,736
Interest on securities – nontaxable	1,283	1,472
Total interest income	36,127	33,435

Interest Expense
Interest on deposits	2,055	2,408
Net interest income	34,072	31,027
Provision for (recovery of) loan losses	696	(338)
Net interest income after provision for (recovery of) loan losses	33,376	31,365

Noninterest Income
Service charges on deposit accounts	1,826	1,488
Other service charges and fees	157	134
Credit and debit card fees, net	1,423	1,373
Trust income	1,374	1,282
BOLI income	718	664
Gain on sale of mortgage loans	136	287
Other income	909	1,034
Realized securities gain, net	-	5
Total noninterest income	6,543	6,267

Noninterest Expense
Salaries and employee benefits	12,133	11,767
Occupancy, furniture and fixtures	1,432	1,378
Data processing and ATM	2,354	2,292
FDIC assessment	336	296
Net costs of other real estate owned	78	49
Franchise taxes	1,108	1,059
Other operating expenses	2,219	2,509
Total noninterest expense	19,660	19,350
Income before income taxes	20,259	18,282
Income tax expense	3,637	3,151
Net Income	$16,622	$15,131
Basic and fully diluted net income per common share	$2.77	$2.42
Weighted average number of common shares outstanding, basic and diluted	6,008,607	6,253,796
Dividends declared per common share	0.72	0.70

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Comprehensive (Loss) Income

Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	September 30,	September 30,
(in thousands)	2022	2021
Net Income	$16,622	$15,131

Other Comprehensive Loss, Net of Tax
Unrealized holding loss on available for sale securities net of tax of ($23,431) and ($2,254) for the periods ended September 30, 2022 and September 30, 2021, respectively	(88,143)	(8,477)
Reclassification adjustment for gain included in net income, net of tax of ($1), for the period ended September 30, 2021	-	(4)
Other comprehensive loss, net of tax	(88,143)	(8,481)
Total Comprehensive (Loss) Income	$(71,521)	$6,650

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three Months Ended September 30, 2022 and 2021

(in thousands except per share and share data)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at June 30, 2021	$7,713	$185,580	$(2,058)	$191,235
Net income	-	5,752	-	5,752
Common stock repurchased, 73,100 shares	(92)	(2,639)	-	(2,731)
Other comprehensive loss, net of tax of ($905)	-	-	(3,403)	(3,403)
Balances at September 30, 2021	$7,621	$188,693	$(5,461)	$190,853

Balances at June 30, 2022	$7,476	$191,545	$(62,777)	$136,244
Net income	-	6,162	-	6,162
Common stock repurchased, 23,500 shares	(29)	(766)	-	(795)
Other comprehensive loss, net of tax of ($7,822)	-	-	(29,424)	(29,424)
Balances at September 30, 2022	$7,447	$196,941	$(92,201)	$112,187

See accompanying notes to consolidated financial statements.

Nine Months Ended September 30, 2022 and 2021

(in thousands except per share and share data)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2020	$8,040	$189,547	$3,020	$200,607
Net income	-	15,131	-	15,131
Common stock repurchased, 335,062 shares	(419)	(11,666)	-	(12,085)
Cash dividend ($0.70 per share)	-	(4,319)	-	(4,319)
Other comprehensive loss, net of tax of ($2,255)	-	-	(8,481)	(8,481)
Balances at September 30, 2021	$7,621	$188,693	$(5,461)	$190,853

Balances at December 31, 2021	$7,580	$188,229	$(4,058)	$191,751
Net income	-	16,622	-	16,622
Common stock repurchased, 106,662 shares	(133)	(3,591)	-	(3,724)
Cash dividend ($0.72 per share)	-	(4,319)	-	(4,319)
Other comprehensive loss, net of tax of ($23,431)	-	-	(88,143)	(88,143)
Balances at September 30, 2022	$7,447	$196,941	$(92,201)	$112,187

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	September 30,	September 30,
(in thousands)	2022	2021
Cash Flows from Operating Activities
Net income	$16,622	$15,131
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	696	(338)
Depreciation of bank premises and equipment	449	484
Amortization of premiums and accretion of discounts, net	972	1,266
Gain on disposal of fixed asset	(4)	-
Gain on sales and calls of securities available for sale, net	-	(5)
Losses and write-downs on other real estate owned, net	50	25
Increase in cash value of bank-owned life insurance	(718)	(664)
Origination of mortgage loans held for sale	(6,348)	(13,320)
Proceeds from sale of mortgage loans held for sale	7,099	14,238
Gain on sale of mortgage loans held for sale	(136)	(287)
Net change in:
Accrued interest receivable	(718)	(133)
Other assets	33	1,293
Accrued interest payable	(8)	(10)
Other liabilities	282	(1)
Net cash provided by operating activities	18,271	17,679

Cash Flows from Investing Activities
Net change in interest-bearing deposits	50,555	1,862
Proceeds from calls, principal payments, sales and maturities of securities available for sale	33,465	46,887
Purchase of securities available for sale	(117,341)	(153,627)
Net change in restricted stock	(96)	434
Purchase of loan participations	(10,965)	(20,544)
Collection of loan participations	4,513	3,759
Loan originations and principal collections, net	(43,479)	(12,661)
Proceeds from sale of other real estate owned	-	621
Proceeds from sale of repossessed assets	-	11
Recoveries on loans charged off	153	245
Purchase of bank-owned life insurance	-	(5,000)
Proceeds from sale and purchases of premises and equipment, net	(906)	(272)
Net cash used in investing activities	(84,101)	(138,285)
(continued)

Cash Flows from Financing Activities
Net change in time deposits	(1,945)	(7,127)
Net change in other deposits	78,007	142,718
Common stock repurchased	(3,724)	(12,085)
Cash dividends paid	(4,319)	(4,319)
Net cash provided by financing activities	68,019	119,187
Net change in cash and due from banks	2,189	(1,419)
Cash and due from banks at beginning of period	8,768	13,147
Cash and due from banks at end of period	$10,957	$11,728

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits	$2,063	$2,418
Income taxes paid	3,441	2,150

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for loan losses	$316	$690
Loans transferred to OREO	-	50
Loans transferred to repossessed assets	-	11
Unrealized holding loss on securities available for sale	(111,574)	(10,736)
Lease liabilities arising from obtaining right-of-use assets	104	-

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited)

$ in thousands, except per share data

Note 1: General

The consolidated financial statements of National Bankshares, Inc. (“NBI”) and its wholly-owned subsidiaries, The National Bank of Blacksburg (the “Bank” or “NBB”) and National Bankshares Financial Services, Inc. (“NBFS”) (collectively, the “Company”), conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three and nine month periods ended September 30, 2022 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s 2021 Form 10-K.  The Company posts all reports required to be filed under the Securities Exchange Act of 1934 on its web site at www.nationalbankshares.com.

Risks and Uncertainties

The Company is closely monitoring risks that may impact its business, including the ongoing COVID-19 pandemic and high inflation, along with U.S. monetary policy maneuvers to reduce inflation. If the pandemic re-escalates, the willingness and ability of the Company’s employees and customers to conduct banking and other financial transactions may be impacted. Inflation and U.S. monetary policy maneuvers to reduce it may impact the Company’s customers’ demand for banking services and ability to qualify for and/or repay loans. These risks could adversely affect the Company’s business, financial condition, results of operations, cash flows, credit risk, asset valuations and capital position.

Subsequent Events

During October, 2022, the Company recognized a pre-tax gain of $3,823 for the sale of stock of a securities brokerage firm.  The sale occurred in October and the gain will be reported with results for the fourth quarter of 2022.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the U.S. Securities and Exchange Commission (SEC) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company is working to ensure readiness and compliance with the standard. The Company engaged a vendor, validated data, analyzed correlations for forecasting, selected methodologies and is running parallel models.  Policies, procedures and internal controls have been developed and recommendations from external validation are currently being incorporated. Management will continue to refine assumptions that impact the calculation prior to the effective date.

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

Note 2: Loan Portfolio

The loan portfolio, excluding mortgage loans held for sale, was comprised of the following.

	September 30, 2022	December 31, 2021
Real estate construction	$62,821	$48,841
Consumer real estate	219,617	208,977
Commercial real estate	435,185	405,722
Commercial non real estate	52,409	60,264
Public sector and IDA	48,912	47,899
Consumer non real estate	34,328	32,026
Gross loans	853,272	803,729
Less unearned income and deferred fees and costs	(409)	(481)
Loans, net of unearned income and deferred fees and costs	$852,863	$803,248

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

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows.

	Activity in the Allowance for Loan Losses for the Nine Months Ended September 30, 2022
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2021	$422	$1,930	$3,121	$1,099	$297	$444	$361	$7,674
Charge-offs	-	(13)	-	(2)	-	(301)	-	(316)
Recoveries	-	29	36	10	-	78	-	153
Provision for (recovery of) loan losses	225	266	452	(329)	39	263	(220)	696
Balance, September 30, 2022	$647	$2,212	$3,609	$778	$336	$484	$141	$8,207

	Activity in the Allowance for Loan Losses for the Nine Months Ended September 30, 2021
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2020	$503	$2,165	$3,853	$670	$339	$555	$396	$8,481
Charge-offs	-	(13)	-	(526)	-	(151)	-	(690)
Recoveries	-	19	86	31	-	109	-	245
Provision for (recovery of) loan losses	(5)	(203)	(776)	743	(27)	(39)	(31)	(338)
Balance, September 30, 2021	$498	$1,968	$3,163	$918	$312	$474	$365	$7,698

	Activity in the Allowance for Loan Losses for the Year Ended December 31, 2021
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2020	$503	$2,165	$3,853	$670	$339	$555	$396	$8,481
Charge-offs	-	(13)	-	(526)	-	(216)	-	(755)
Recoveries	-	20	159	33	-	134	-	346
Provision for (recovery of) loan losses	(81)	(242)	(891)	922	(42)	(29)	(35)	(398)
Balance, December 31, 2021	$422	$1,930	$3,121	$1,099	$297	$444	$361	$7,674

	Allowance for Loan Losses as of September 30, 2022
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Individually evaluated	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated	647	2,212	3,609	778	336	484	141	8,207
Total	$647	$2,212	$3,609	$778	$336	$484	$141	$8,207

	Allowance for Loan Losses as of December 31, 2021
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non- Real Estate	Unallocated	Total
Individually evaluated	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated	422	1,930	3,121	1,099	297	444	361	7,674
Total	$422	$1,930	$3,121	$1,099	$297	$444	$361	$7,674

	Loans as of September 30, 2022
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Total
Individually evaluated	$-	$187	$2,599	$263	$-	$-	$3,049
Collectively evaluated	62,821	219,430	432,586	52,146	48,912	34,328	850,223
Total	$62,821	$219,617	$435,185	$52,409	$48,912	$34,328	$853,272

	Loans as of December 31, 2021
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non- Real Estate	Total
Individually evaluated	$-	$191	$5,386	$301	$-	$-	$5,878
Collectively evaluated	48,841	208,786	400,336	59,963	47,899	32,026	797,851
Total	$48,841	$208,977	$405,722	$60,264	$47,899	$32,026	$803,729

A summary of ratios for the allowance for loan losses follows.

	As of and for the
	Nine Months Ended September 30,		Year Ended December 31,
	2022	2021	2021
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees and costs(1)	0.96%	0.97%	0.96%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees and costs(1)	0.03%	0.08%	0.05%

(1)	Net charge-offs are on an annualized basis.

The Company defines nonperforming loans as nonaccrual loans and restructured loans that are nonaccrual. Loans 90 days past due and still accruing and accruing restructured loans are not considered nonperforming. A summary of nonperforming assets follows.

	September 30,		December 31,
	2022	2021	2021
Nonperforming assets:
Nonaccrual loans	$118	$39	$-
Restructured loans in nonaccrual	2,770	3,075	2,873
Total nonperforming loans	2,888	3,114	2,873
Other real estate owned, net	907	957	957
Total nonperforming assets	$3,795	$4,071	$3,830
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.44%	0.51%	0.48%
Ratio of allowance for loan losses to nonperforming loans	284.18%	247.21%	267.11%

A summary of loans past due 90 days or more and impaired loans follows.

	September 30,		December 31,
	2022	2021	2021
Loans past due 90 days or more and still accruing	$48	$62	$90
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees and costs	0.01%	0.01%	0.01%
Accruing restructured loans	$279	$3,009	$3,005
Impaired loans:
Impaired loans with no valuation allowance	$3,049	$6,084	$5,878
Impaired loans with a valuation allowance	-	-	-
Total impaired loans	$3,049	$6,084	$5,878
Valuation allowance	-	-	-
Impaired loans, net of allowance	$3,049	$6,084	$5,878
Average recorded investment in impaired loans(1)	$3,067	$6,108	$5,901
Interest income recognized on impaired loans, after designation as impaired	$13	$175	$137
Amount of income recognized on a cash basis	$-	$-	$-

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

No interest income was recognized on nonaccrual loans for the nine months ended September 30, 2022 or September 30, 2021 or for the year ended December 31, 2021.

A detailed analysis of investment in impaired loans and associated reserves, segregated by loan class follows. Only classes with impaired loans are presented.

	Impaired Loans as of September 30, 2022
	Principal Balance	Total Recorded Investment(1)	Recorded Investment(1) for Which There is No Related Allowance	Recorded Investment(1) for Which There is a Related Allowance	Related Allowance
Consumer Real Estate
Investor-owned residential real estate	$187	$187	$187	$-	$-
Commercial Real Estate
Commercial real estate, owner occupied	3,251	2,599	2,599	-	-
Commercial Non Real Estate
Commercial and industrial	283	263	263	-	-
Total	$3,721	$3,049	$3,049	$-	$-

	Impaired Loans as of December 31, 2021
	Principal Balance	Total Recorded Investment (1)	Recorded Investment (1) for Which There is No Related Allowance	Recorded Investment (1) for Which There is a Related Allowance	Related Allowance
Consumer Real Estate
Investor-owned residential real estate	$191	$191	$191	$-	$-
Commercial Real Estate
Commercial real estate, owner occupied	3,256	2,665	2,665	-	-
Commercial real estate, other	2,721	2,721	2,721	-	-
Commercial Non Real Estate
Commercial and industrial	310	301	301	-	-
Total	$6,478	$5,878	$5,878	$-	$-

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

The following tables show the average recorded investment and interest income recognized for impaired loans. Only classes with impaired loans are presented.

	For the Nine Months Ended September 30, 2022
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate
Investor-owned residential real estate	$189	$9
Commercial Real Estate
Commercial real estate, owner occupied	2,601	4
Commercial Non Real Estate
Commercial and industrial	277	-
Total	$3,067	$13

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

	For the Nine Months Ended September 30, 2021
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate
Investor-owned residential real estate	$193	$9
Commercial Real Estate
Commercial real estate, owner occupied	2,866	72
Commercial real estate, other	2,724	83
Commercial Non Real Estate
Commercial and industrial	324	11
Consumer Non Real Estate
Automobile	1	-
Total	$6,108	$175

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

	For the Year Ended December 31, 2021
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate
Investor-owned residential real estate	$192	$13
Commercial Real Estate
Commercial real estate, owner occupied	2,668	9
Commercial real estate, other	2,723	100
Commercial Non Real Estate
Commercial and industrial	317	15
Consumer Non Real Estate
Automobile	1	-
Total	$5,901	$137

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

An analysis of past due and nonaccrual loans, including impaired and collectively-evaluated loans, follows. Nonaccrual loans include those in both current and past due status. Only classes with past due or nonaccrual loans are shown.

September 30, 2022
	30 – 89 Days Past Due and Accruing	90 or More Days Past Due (1)	90 or More Days Past Due and Accruing	Nonaccruals
Real Estate Construction
Construction, other	$311	$-	$-	$-
Consumer Real Estate
Residential closed-end first liens	769	159	42	118
Equity lines	7	-	-	-
Investor-owned residential real estate	144	-	-	-
Commercial Real Estate
Commercial real estate, owner occupied	-	255	-	2,507
Commercial Non Real Estate
Commercial and industrial	82	-	-	263
Consumer Non Real Estate
Automobile	53	-	-	-
Credit cards	2	1	1	-
Other consumer loans	68	5	5	-
Total	$1,436	$420	$48	$2,888

December 31, 2021
	30 – 89 Days Past Due and Accruing	90 or More Days Past Due(1)	90 or More Days Past Due and Accruing	Nonaccruals
Real Estate Construction
Construction, other	$14	$-	$-	$-
Consumer Real Estate
Equity lines	50	29	29	-
Residential closed-end first liens	715	58	58	-
Commercial Real Estate
Commercial real estate, owner occupied	12	266	-	2,572
Commercial Non Real Estate
Commercial and industrial	13	-	-	301
Consumer Non Real Estate
Credit cards	2	2	2	-
Automobile	93	-	-	-
Other consumer loans	88	1	1	-
Total	$987	$356	$90	$2,873

(1)	Includes accruing and nonaccrual loans past due 90 days or more.

The following displays collectively-evaluated loans by credit quality indicator. Impaired loans are not included.

September 30, 2022	Pass	Special Mention	Classified
Real Estate Construction
Construction, 1-4 family residential	$15,433	$-	$-
Construction, other	47,077	311	-
Consumer Real Estate
Equity lines	14,634	-	-
Residential closed-end first liens	120,150	-	438
Residential closed-end junior liens	2,430	-	-
Investor-owned residential real estate	81,188	-	590
Commercial Real Estate
Multifamily residential real estate	125,814	-	-
Commercial real estate owner occupied	127,779	-	-
Commercial real estate, other	178,993	-	-
Commercial Non Real Estate
Commercial and industrial	52,136	-	10
Public Sector and IDA
States and political subdivisions	48,912	-	-
Consumer Non Real Estate
Credit cards	4,806	-	-
Automobile	10,253	-	-
Other consumer	19,266	-	3
Total	$848,871	$311	$1,041

December 31, 2021	Pass	Special Mention	Classified
Real Estate Construction
Construction, 1-4 family residential	$10,008	$-	$-
Construction, other	38,833	-	-
Consumer Real Estate
Equity lines	13,588	-	29
Residential closed-end first liens	106,107	-	275
Residential closed-end junior liens	2,715	-	-
Investor-owned residential real estate	85,460	-	612
Commercial Real Estate
Multifamily residential real estate	106,644	-	-
Commercial real estate owner occupied	125,605	-	35
Commercial real estate, other	164,324	3,728	-
Commercial Non Real Estate
Commercial and industrial	59,953	-	10
Public Sector and IDA
States and political subdivisions	47,899	-	-
Consumer Non Real Estate
Credit cards	4,531	-	-
Automobile	10,990	-	3
Other consumer	16,402	-	100
Total	$793,059	$3,728	$1,064

Determination of risk ratings was completed for the portfolio as of September 30, 2022 and December 31, 2021. Please refer to the Company's 2021 Annual Report on Form 10-K for risk rating definitions and characteristics.

Troubled Debt Restructurings

Total TDRs amounted to $3,049 at September 30, 2022, $5,878 at December 31, 2021, and $6,084 at September 30, 2021. All of the Company’s TDR loans are fully funded and no further increase in credit is available.

TDRs Designated During the Reporting Period

The Company did not designate any new TDRs during the three or nine month periods ended September 30, 2022. During the three months ended September 30, 2021, the Company did not designate any loans as a TDR.

During the nine months ended September 30, 2021, the Company designated three loans as a TDR. One loan was modified to shift the payment structure from interest-only to amortizing and reduce the interest rate to provide cash flow relief. Two loans were re-amortized at lower interest rates to provide cash flow relief. No principal or interest was forgiven. The impairment measurement for all three loans at September 30, 2021 was based upon the collateral method and did not result in a specific allocation.

The following table presents restructurings by class that occurred during the nine month period ended September 30, 2021.

	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Commercial Real Estate
Commercial real estate owner occupied	1	$102	$102
Commercial real estate, other	2	2,724	2,724
Total	3	$2,826	$2,826

Defaulted TDRs

The Company analyzed its TDR portfolio for loans that defaulted during the three and nine month periods ended September 30, 2022 and September 30, 2021, and that were modified within 12 months prior to default. The Company designates three circumstances that indicate default: one or more payments that occur more than 90 days past the due date, charge-off, or foreclosure after the date of restructuring.

Of the Company’s TDRs at September 30, 2022 and September 30, 2021, none of the defaulted TDRs were modified within 12 months prior to default. All of the defaulted TDRs were in nonaccrual status as of September 30, 2022 and September 30, 2021.

Note 4: Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type are as follows.

	September 30, 2022
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Treasuries	$991	$-	$59	$932
U.S. Government agencies and corporations	391,473	45	56,988	334,530
States and political subdivisions	190,361	28	41,229	149,160
Mortgage-backed securities	176,045	23	8,824	167,244
Corporate debt securities	6,501	-	957	5,544
Total securities available for sale	$765,371	$96	$108,057	$657,410

	December 31, 2021
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$279,934	$2,795	$4,710	$278,019
States and political subdivisions	195,365	5,314	2,007	198,672
Mortgage-backed securities	204,164	2,323	313	206,174
Corporate debt securities	3,004	248	37	3,215
Total securities available for sale	$682,467	$10,680	$7,067	$686,080

The amortized cost and fair value of single maturity securities available for sale at September 30, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity.

	September 30, 2022
	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$1,799	$1,798
Due after one year through five years	133,556	124,384
Due after five years through ten years	324,861	276,378
Due after ten years	305,155	254,850
Total securities available for sale	$765,371	$657,410

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows.

	September 30, 2022
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasuries	$932	$59	$-	$-
U.S. Government agencies and corporations	207,506	25,296	124,968	31,692
States and political subdivisions	100,072	23,747	43,622	17,482
Mortgage-backed securities	152,201	7,624	12,802	1,200
Corporate debt securities	4,749	749	795	208
Total temporarily impaired securities	$465,460	$57,475	$182,187	$50,582

	December 31, 2021
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies and corporations	$201,650	$3,530	$26,792	$1,180
States and political subdivisions	50,659	1,214	20,542	793
Mortgage-backed securities	13,139	141	4,665	172
Corporate debt securities	966	37	-	-
Total temporarily impaired securities	$266,414	$4,922	$51,999	$2,145

The Company has 614 securities with a fair value of $647,648 that are temporarily impaired at September 30, 2022.  The total unrealized loss on these securities is $108,057. Of the temporarily impaired securities, 207 securities with a fair value of $182,187 and an unrealized loss of $50,582 have been in a continuous loss position for 12 months or more. The Company determined that these securities are temporarily impaired at September 30, 2022 for the reasons set out below.

U.S. Government agencies and corporations: Unrealized losses of $31,692 on 150 securities with a fair value of $124,968 were caused by interest rate and market fluctuations. The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the cost basis of the investments. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company does not consider the securities to be other-than-temporarily impaired.

States and political subdivisions: The unrealized loss of $17,482 on state and political subdivision securities stemmed from 50 securities with a fair value of $43,622. The Company reviewed financial statements and cash flows for each of the securities in a continuous loss position for more than 12 months. The Company’s analysis determined that the unrealized losses are primarily the result of interest rate and market fluctuations and not associated with impaired financial status. The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the cost basis of each investment. The Company is monitoring bond market trends to develop strategies to address unrealized losses. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of amortized cost basis, which may be at maturity, the Company does not consider the investments to be other-than-temporarily impaired.

Mortgage-backed securities: The unrealized loss of $1,200 on mortgage-backed securities stemmed from six securities with a fair value of $12,802. The unrealized loss was caused by interest rate and market fluctuations. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of its amortized cost basis, which may be at maturity, the Company does not consider the investments to be other-than-temporarily impaired.

Corporate debt securities: One corporate debt security with a fair value of $795 presented an unrealized loss of $208. The Company reviewed the corporation's financial position and determined that the unrealized loss is primarily the result of interest rate and market fluctuations and not associated with impaired financial status. The contractual terms of the investment do not permit the issuer to settle the security at a price less than the cost basis of the investment. Because the Company does not intend to sell the investment and it is not likely that the Company will be required to sell the investment before recovery of the amortized cost basis, which may be at maturity, the Company does not consider the investment to be other-than-temporarily impaired.

Management regularly monitors the credit quality of the investment portfolio. Changes in ratings are noted and follow-up research on the issuer is undertaken when warranted. Management intends to carefully monitor any changes in bond quality.

Restricted Stock.

The Company held restricted stock of $941 as of September 30, 2022 and $845 at December 31, 2021. Restricted stock is reported separately from available for sale securities. As a member bank of the Federal Reserve system and the Federal Home Loan Bank of Atlanta (“FHLB”), NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital, current borrowings, and a percentage of qualifying assets. The correspondents provide calculations that require the Company purchase or sell stock back to the correspondents. The stock is held by member institutions only and is not actively traded.

Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. In addition to dividends, NBB also benefits from its membership with FHLB through eligibility to borrow from the FHLB, using as collateral NBB’s capital stock investment in the FHLB and qualifying NBB real estate mortgage loans totaling $641,798 at September 30, 2022. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at September 30, 2022, management did not determine any impairment.

Note 5: Defined Benefit Plan

Components of Net Periodic Benefit Cost:

	Pension Benefits
	Three Months Ended September 30,
	2022	2021
Service cost	$324	$361
Interest cost	204	184
Expected return on plan assets	(629)	(555)
Amortization of prior service cost	-	(3)
Recognized net actuarial loss	110	208
Net periodic benefit cost	$9	$195

	Pension Benefits
	Nine Months Ended September 30,
	2022	2021
Service cost	$972	$1,083
Interest cost	612	552
Expected return on plan assets	(1,887)	(1,665)
Amortization of prior service cost	-	(9)
Recognized net actuarial loss	330	624
Net periodic benefit cost	$27	$585

The service cost component of net periodic benefit cost is included in salaries and employee benefits expense in the consolidated statements of income. All other components are included in other noninterest expense in the consolidated statements of income. For the nine months ended September 30, 2022, the Company did not make a contribution to the defined benefit plan.

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

September 30, 2022		Fair Value Measurements Using
Description	Balance	Level 1	Level 2	Level 3
U.S. Treasuries	$932	$-	$932	$-
U.S. Government agencies and corporations	334,530	-	334,530	-
States and political subdivisions	149,160	-	149,160	-
Mortgage-backed securities	167,244	-	167,244	-
Corporate debt securities	5,544	-	5,544	-
Total securities available for sale	$657,410	$-	$657,410	$-

December 31, 2021		Fair Value Measurements Using
Description	Balance	Level 1	Level 2	Level 3
U.S. Government agencies and corporations	$278,019	$-	$278,019	$-
States and political subdivisions	198,672	-	198,672	-
Mortgage-backed securities	206,174	-	206,174	-
Corporate debt securities	3,215	-	3,215	-
Total securities available for sale	$686,080	$-	$686,080	$-

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

At December 31, 2021, there were no interest rate loan contracts or forward contracts.  At September 30, 2022, the Company had one rate-lock commitment that resulted in an interest rate loan contract and forward contract, as presented in the following table:

September 30, 2022		Fair Value Measurements Using
Description	Balance	Level 1	Level 2	Level 3
Interest rate loan contracts	$(9)	$-	$-	$(9)
Forward contracts	9	-	-	9

September 30, 2022	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate loan contracts	Market approach	Pull-through rate	46.97%
Forward contracts	Market approach	Pull-through rate	46.97%
Interest rate loan contracts	Market approach	Current reference price	94.83%
Forward contracts	Market approach	Current reference price	94.83%

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at September 30, 2022 or December 31, 2021.

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

At September 30, 2022 and December 31, 2021, measurement of the Company’s impaired loans did not result in any specific allocations.

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

The following table summarizes the Company’s OREO that was measured at fair value on a nonrecurring basis.

Date	Description	Balance	Level 1	Level 2	Level 3
September 30, 2022	OREO, net of valuation allowance	$907	$-	$-	$907
December 31, 2021	OREO, net of valuation allowance	957	-	-	957

The following table presents information about OREO and Level 3 Fair Value Measurements for the dates indicated.

Date	Valuation Technique	Unobservable Input	Range (Weighted Average)
September 30, 2022	Discounted appraised value	Selling cost	7.19%(1)
September 30, 2022	Discounted appraised value	Discount for lack of marketability	9.63%(1)

December 31, 2021	Discounted appraised value	Selling cost	6.20%(1)

(1)	As of September 30, 2022 and December 31, 2021, OREO was composed of a single property.

At September 30, 2022 and December 31, 2021, OREO was measured using appraised value, discounted by selling cost. At September 30, 2022, the appraised value was also discounted for lack of marketability. Discounts for selling costs, and in some instances, marketability, are recognized when the Company markets OREO properties via local realtors. The Company works with the realtor to determine the list price, which may be set at appraised value or at a different amount based on the realtor’s advice and management’s judgement of marketability. Selling costs for improved land generally are estimated at 6% of the list price, and for raw land at 10% of the list price. If the final sale price is different from the list price, the amount of selling costs will also be different from those estimated.

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

	September 30, 2022
	Recorded Amount	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$10,957	$10,957	$-	$-
Interest-bearing deposits	79,466	79,466	-	-
Securities available for sale	657,410	-	657,410	-
Restricted securities	941	-	941	-
Loans, net	844,656	-	-	801,779
Accrued interest receivable	5,822	-	5,822	-
Bank-owned life insurance	43,072	-	43,072	-
Forward loan contracts	9	-	-	9
Financial Liabilities:
Deposits	$1,570,649	$-	$1,493,626	$76,946
Accrued interest payable	40	-	40	-
Interest rate loan contracts	9	-	-	9

	December 31, 2021
	Recorded Amount	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$8,768	$8,768	$-	$-
Interest-bearing deposits	130,021	130,021	-	-
Securities available for sale	686,080	-	686,080	-
Restricted securities	845	-	845	-
Mortgage loans held for sale	615	-	615	-
Loans, net	795,574	-	-	791,335
Accrued interest receivable	5,104	-	5,104	-
Bank-owned life insurance	42,354	-	42,354	-
Financial Liabilities:
Deposits	$1,494,587	$-	$1,415,619	$79,115
Accrued interest payable	48	-	48	-

Note 7: Components of Accumulated Other Comprehensive Loss

The following tables provide information about components of accumulated other comprehensive loss as of the dates indicated:

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at June 30, 2021	$8,089	$(10,147)	$(2,058)
Unrealized holding loss on available for sale securities, net of tax of ($905)	(3,403)	-	(3,403)
Balance at September 30, 2021	$4,686	$(10,147)	$(5,461)

Balance at June 30, 2022	$(55,865)	$(6,912)	$(62,777)
Unrealized holding loss on available for sale securities, net of tax of ($7,822)	(29,424)	-	(29,424)
Balance at September 30, 2022	$(85,289)	$(6,912)	$(92,201)

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$13,167	$(10,147)	$3,020
Unrealized holding loss on available for sale securities, net of tax of ($2,254)	(8,477)	-	(8,477)
Reclassification adjustment, net of tax of ($1)	(4)	-	(4)
Balance at September 30, 2021	$4,686	$(10,147)	$(5,461)

Balance at December 31, 2021	$2,854	$(6,912)	$(4,058)
Unrealized holding loss on available for sale securities, net of tax of ($23,431)	(88,143)	-	(88,143)
Balance at September 30, 2022	$(85,289)	$(6,912)	$(92,201)

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

Investment income consists of recurring revenue streams such as commissions from sales of mutual funds, annuities and other investments. Commissions from the sale of mutual funds and other investments are recognized on trade date, which is when the Company has satisfied its performance obligation. The Company also receives periodic service fees (i.e., trailers) from mutual fund companies typically based on a percentage of net asset value. Trailer revenue is recorded over time, usually monthly or quarterly, as net asset value is determined.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2022 and September 30, 2021.

	Three Months Ended September 30,
	2022	2021
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$661	$548
Other service charges and fees	51	50
Credit and debit card fees, net	448	460
Trust income	492	433
Insurance and Investment (included within Other Income on the Consolidated Statements of Income)	143	99
Noninterest Income (in-scope of Topic 606)	$1,795	$1,590
Noninterest Income (out-of-scope of Topic 606)	345	402
Total noninterest income	$2,140	$1,992

	Nine Months Ended September 30,
	2022	2021
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$1,826	$1,488
Other service charges and fees	157	134
Credit and debit card fees, net	1,423	1,373
Trust income	1,374	1,282
Insurance and Investment (included within Other Income on the Consolidated Statements of Income)	491	638
Noninterest Income (in-scope of Topic 606)	$5,271	$4,915
Noninterest Income (out-of-scope of Topic 606)	1,272	1,352
Total noninterest income	$6,543	$6,267

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

Lease payments

Lease payments for short-term leases are recognized as lease expense on a straight-line basis over the lease term, or for variable lease payments, in the period in which the obligation was incurred. Payments for leases with terms longer than 12 months are included in the determination of the lease liability. Payments may be fixed for the term of the lease or variable. Variable payments result when the lease agreement includes a clause providing for escalation of lease payments at specified dates. If the escalation factor is known, such as a specified percentage increase per year or a stated increase at a specified time, the variable payment is included in the cash flows used to determine the lease liability. If the variable payment is based upon an unknown escalator, such as the consumer price index at a future date, the increase is not included in the cash flows used to determine the lease liability. Two of the Company’s leases provide a known escalator that is included in the determination of the lease liability. The remaining leases do not have variable payments during the term of the lease.

Options to Extend, Residual Value Guarantees, and Restrictions and Covenants

Of the Company’s six operating leases, four leases provide options to extend the lease term. Two of the leases have two options of five years each. One lease has two options of three years each. At the time of capitalization, the Company was not reasonably certain whether it would exercise the options and did not include the optional time period in the calculation of the lease liability.

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

None of the Company’s leases provide for residual value guarantees and none provide restrictions or covenants that would impact dividends or require incurring additional financial obligations. The Company’s lease right of use asset is included in other assets and the lease liability is included in other liabilities. The following tables present information about leases:

	September 30, 2022	December 31, 2021
Lease liability	$1,463	$1,558
Right-of-use asset	$1,436	$1,532
Weighted average remaining lease term (in years)	5.47	6.33
Weighted average discount rate	3.22%	3.21%

	For the Three Months Ended September 30,
	2022	2021
Lease Expense
Operating lease expense	$84	$92
Short-term lease expense	1	1
Total lease expense	$85	$93

Cash paid for amounts included in lease liabilities	$83	$91
Right-of-use assets obtained in exchange for operating lease liabilities commencing during the period	$79	$-

	For the Nine Months Ended September 30,
	2022	2021
Lease Expense
Operating lease expense	$238	$279
Short-term lease expense	2	2
Total lease expense	$240	$281

Cash paid for amounts included in lease liabilities	$239	$275
Right-of-use assets obtained in exchange for operating lease liabilities commencing during the period	$104	$-

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability:

Undiscounted Cash Flow for the Period	As of September 30, 2022
Twelve months ending September 30, 2023	$333
Twelve months ending September 30, 2024	321
Twelve months ending September 30, 2025	286
Twelve months ending September 30, 2026	219
Twelve months ending September 30, 2027	187
Thereafter	253
Total undiscounted cash flows	$1,599
Less: discount	(136)
Lease liability	$1,463

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

Further, the Company has a program to identify, mitigate and manage its cybersecurity risks.  The program includes penetration testing and vulnerability assessment, technological defenses such as antivirus software, patch management, firewall management, email and web protections, an intrusion prevention system, a cybersecurity insurance policy which covers some but not all losses arising from cybersecurity breaches, as well as ongoing employee training.  The cost of these measures was $95 for the three months ended September 30, 2022 and $80 for the three months ended September 30, 2021. For the nine months ended September 30, 2022 and September 30, 2021, the expense was $282 and $273 respectively. These costs are included in various categories of noninterest expense.

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

Response to COVID-19 Pandemic

The COVID-19 pandemic has affected the global economy since the first quarter of 2020. The Company has a robust business continuity plan, and partners with vendors whom we believe also have robust business continuity plans. The Company has not incurred material expenditures and does not anticipate material expenditures to maintain business continuity. Critical functions are cross-trained, controls over cash and physical assets are functioning and internal controls over financial reporting have been maintained.

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

Nonaccrual status

The Company evaluates loans with certain risk indicators to determine whether the loans should be placed on nonaccrual status, including loans that exceed 89 days past due, loans rated classified, and TDR loans.

Impaired loans that are not TDRs and for which fair value measurement indicates an impairment loss are placed into nonaccrual status. Nonaccrual status is applied to TDRs that allow the borrower to discontinue payments of principal or interest for more than 90 days, unless the modification provides reasonable assurance of repayment performance and collateral value supports regular underwriting requirements. Impaired loans with partial charge-offs are maintained as impaired until the remaining balance is satisfied.

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

Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value based test. The Company engages a third party valuation expert to perform impairment testing in the fourth quarter of each year. The Company’s most recent impairment test was performed using data from September 30, 2021. As permitted by accounting standards, the Company opted not to perform the preliminary assessment of qualitative factors before performing more substantial testing for impairment. The Company’s goodwill impairment analysis considered three valuation techniques appropriate to the measurement. The first technique uses the Company’s market capitalization as an estimate of fair value; the second technique estimates fair value using current market pricing multiples for companies comparable to the Company; while the third technique uses current market pricing multiples for change-of-control transactions involving companies comparable to the Company. The analysis did not result in an impairment.

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

Return on Average Assets and Return on Average Equity

The return on average assets and return on average equity are measures of profitability, calculated by annualizing net income and dividing by average year-to-date assets or equity, respectively. Larger nonrecurring income or expenses are not annualized, in order to reduce distortion within the ratios. There were no adjustments for the three months ended September 30, 2022. During the three months ended September 30, 2021, the provision recovery, net of tax was removed from annualization. The provision recovery resulted from the Company's normal process of estimating credit risk for the allowance for loan losses.  Because recovery of loan losses occurs less frequently than provision for loan losses, it was removed from annualization. The tables below present the reconciliation of adjusted annualized net income, which is not a measurement under U.S. GAAP, for the three and nine month periods ended September 30, 2022 and 2021.

$ in thousands	Three months ended September 30,
	2022	2021
Net Income	$6,162	$5,752
Items deemed non-recurring by management:
Provision recovery, net of tax of $82 in 2021	-	(310)
Adjusted net income	6,162	5,442
Adjusted net income, annualized	24,447	21,591
Items deemed non-recurring by management:
Add: Provision recovery, net of tax of ($82) in 2021	-	310
Annualized net income for ratio calculation	$24,447	$21,901

	Nine months ended September 30,
	2022	2021
Net Income	$16,622	$15,131
Items deemed non-recurring by management:
Less: partnership income (1), net of tax of ($77) in 2022 and ($98) in 2021	(290)	(369)
Securities gains, net of tax of ($1) in 2021	-	(4)
Provision recovery, net of tax of $71 in 2021	-	(267)
Adjusted net income	16,332	14,491
Adjusted net income, annualized	21,836	19,374
Items deemed non-recurring by management:
Add: partnership income, net of tax of $77 in 2022 and $98 in 2021	290	369
Add: securities gains, net of tax of $1 in 2021	-	4
Add: provision recovery, net of tax of ($71) in 2021	-	267
Annualized net income for ratio calculation	$22,126	$20,014

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

Net Interest Margin

The Company uses the net interest margin to measure profit on interest generating activities, as a percentage of total interest-earning assets. The net interest margin is calculated by dividing annualized fully taxable equivalent (“FTE”) net interest income by total average earning assets. The portion of interest income that is nontaxable is grossed up to the tax equivalent by adding the tax benefit. The tax rate utilized in calculating the tax benefit is 21%. The reconciliation of tax equivalent net interest income, which is not a measurement under U.S. GAAP, to net interest income, is reflected in the table below.

	Three months ended September 30,
	2022	2021
GAAP measures:
Interest and fees on loans	$8,816	$9,088
Interest on interest-bearing deposits	506	56
Interest and dividends on securities - taxable	3,425	2,043
Interest on securities - nontaxable	408	469
Total interest income	$13,155	$11,656

Interest on deposits	$753	$719
Net interest income	$12,402	$10,937

Non-GAAP measures:
Tax benefit on nontaxable loan income	$84	$84
Tax benefit on nontaxable securities income	148	157
Total tax benefit on nontaxable interest income	$232	$241
Total tax equivalent net interest income	$12,634	$11,178
Total tax equivalent net interest income, annualized	$50,124	$44,348

The resulting net interest margin for the three month periods ended September 30, 2022 and 2021 was 2.95% and 2.83%, respectively.  Further detail on the net interest margin is provided under the Net Interest Income discussion.

	Nine months ended September 30,
	2022	2021
GAAP measures:
Interest and fees on loans	$25,240	$26,104
Interest on interest-bearing deposits	757	123
Interest and dividends on securities - taxable	8,847	5,736
Interest on securities - nontaxable	1,283	1,472
Total interest income	$36,127	$33,435

Interest on deposits	$2,055	$2,408
Net interest income	$34,072	$31,027

Non-GAAP measures:
Tax benefit on nontaxable loan income	$244	$237
Tax benefit on nontaxable securities income	445	488
Total tax benefit on nontaxable interest income	$689	$725
Total tax equivalent net interest income	$34,761	$31,752
Total tax equivalent net interest income, annualized	$46,475	$42,452

The resulting net interest margin for the nine month periods ended September 30, 2022 and 2021 was2.79% and 2.81%, respectively.  Further detail on the net interest margin is provided under the Net Interest Income discussion.

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

	Three months ended September 30,
	2022	2021
Noninterest expense	$6,736	$6,367

Taxable-equivalent net interest income	$12,634	$11,178
Noninterest income	2,140	1,992
Total income for ratio calculation	$14,774	$13,170

Efficiency ratio	45.59%	48.34%

	Nine months ended September 30,
	2022	2021
Noninterest expense	$19,660	$19,350

Taxable-equivalent net interest income	$34,761	$31,752
Noninterest income	6,543	6,267
Less: partnership income	(367)	(467)
Less: realized securities gains	-	(5)
Total income for ratio calculation	$40,937	$37,547

Efficiency ratio	48.03%	51.54%

Performance Summary

The following table presents the Company’s key performance indicators for the three months ended September 30, 2022 and September 30, 2021. Income and expense items are annualized for the ratios, except for basic and fully diluted earnings per share.

	Three Months Ended September 30,
	2022	2021
Net Income	$6,162	$5,752
Return on average assets (1)	1.41%	1.32%
Return on average equity (1) (2)	17.61%	11.26%
Basic and fully diluted earnings per share (2)	$1.03	$0.94
Net interest margin (1)	2.95%	2.83%
Efficiency ratio (1)	45.59%	48.34%

(1)

Ratio is a non-GAAP financial measure that the Company believes provides investors with important information. Such information is not prepared in accordance with GAAP and should not be viewed as a substitute for GAAP. See “Non-GAAP Financial Measures” above.

(2)

During the three months ended September 30, 2022, the Company repurchased 23,500 shares under its publicly announced stock repurchase plan. The repurchase reduced stockholders equity by $795. During the three months ended September 30, 2021, the Company repurchased 73,100 shares, reducing stockholders equity by $2,731.

The following table presents the Company’s key performance indicators for the nine months ended September 30, 2022 and September 30, 2021 and the year ended December 31, 2021. The measures for September 30, 2022 and September 30, 2021 are annualized, except for basic and fully diluted earnings per share.

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	Twelve Months Ended December 31, 2021
Net Income	$16,622	$15,131	$20,382
Return on average assets (1)	1.29%	1.25%	1.26%
Return on average equity (1) (2)	14.04%	10.36%	10.59%
Basic and fully diluted earnings per share (2)	$2.77	$2.42	$3.28
Net interest margin (1)	2.79%	2.81%	2.81%
Efficiency ratio (1)	48.03%	51.54%	51.34%

(1)

Ratio is a non-GAAP financial measure that the Company believes provides investors with important information. Such information is not prepared in accordance with GAAP and should not be viewed as a substitute for GAAP. See “Non-GAAP Financial Measures” above.

(2)

During the nine months ended September 30, 2022, the Company repurchased 106,662 shares under its publicly announced stock repurchase plan. The repurchase reduced stockholders equity by $3,724. During the nine months ended September 30, 2021, the Company repurchased 335,062 shares under its publicly announced stock repurchase plan. The repurchase reduced stockholders equity by $12,085.

When results for the three and nine months ended September 30, 2022 and September 30, 2021 are compared, the increase in net income was primarily generated by growth in net interest income and service charges on deposit accounts, as well as decreased pension expense. This benefitted each of the key performance ratios. The return on average equity also increased due to lower average equity when the three and nine month periods ended September 30, 2022 are compared with the same periods of 2021, and with the year ended December 31, 2021. Average equity decreased due to unrealized losses on securities during 2022 that reduced accumulated other comprehensive loss, a component of stockholders’ equity. The following discussion provides further detail on the Company’s results of operations for the three and nine month periods ended September 30, 2022 and financial position as of September 30, 2022, compared with comparable periods of the prior year.

Key Assets and Liabilities

NBI’s key assets and liabilities and their change from December 31, 2021 are shown in the following table.

	September 30, 2022	December 31, 2021	Percent Change
Interest-bearing deposits	$79,466	$130,021	(38.88)%
Securities available for sale and restricted stock	658,351	686,925	(4.16)%
Loans, net	844,656	795,574	6.17%
Total assets	1,698,946	1,702,175	(0.19)%
Deposits	1,570,649	1,494,587	5.09%

Asset Quality

Key indicators of the Company’s asset quality are presented in the following table.

	September 30, 2022	September 30, 2021	December 31, 2021
Nonperforming loans	$2,888	$3,114	$2,873
Loans past due 90 days or more, and still accruing	48	62	90
Other real estate owned	907	957	957
Allowance for loan losses to loans net of unearned income and deferred fees and costs	0.96%	0.97%	0.96%
Net charge-off ratio	0.03%	0.08%	0.05%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.44%	0.51%	0.48%
Ratio of allowance for loan losses to nonperforming loans	284.18%	247.21%	267.11%

The Company’s risk analysis at September 30, 2022 determined an allowance for loan losses of $8,207 or 0.96% of loans net of unearned income and deferred fees and costs. The allowance at September 30, 2021 was $7,698 or 0.97% of loans net of unearned income and deferred fees and costs. The allowance at December 31, 2021 was $7,674 or 0.96% of loans net of unearned income and deferred fees and costs. The determination of the appropriate level for the allowance for loan losses resulted in a provision of $696 for the nine months ended September 30, 2022, compared with a recovery of $338 for the nine month period ended September 30, 2021, and a recovery of $398 for the 12 months ended December 31, 2021. To determine the appropriate level of the allowance for loan losses, the Company considers credit risk for certain loans designated as impaired and for non-impaired (“collectively evaluated”) loans.

Individually Evaluated Impaired Loans

Individually evaluated impaired loans decreased from December 31, 2021 to September 30, 2022, due to the payoff of one relationship. At September 30, 2022 individually evaluated loans were $3,049 on both a gross basis and net of unearned income and deferred fees and costs. There were no specific allocations to the allowance for loan losses at September 30, 2022. Individually evaluated impaired loans at December 31, 2021 were $5,878 gross and $5,880 net of unearned income and deferred fees and costs. There were no specific allocations to the allowance for loan losses as of December 31, 2021. The specific allocation is determined based on criteria particular to each impaired loan.

Collectively Evaluated Loans

Collectively evaluated loans totaled $850,223 gross and $849,814 net of unearned income and deferred fees and costs, with an allowance of $8,207 or 0.97% of collectively-evaluated loans net of unearned income and deferred fees and costs at September 30, 2022. At December 31, 2021, collectively evaluated loans totaled $797,851 gross and $797,368 net of unearned income and deferred fees and costs, with an allowance of $7,674 or 0.96% of collectively-evaluated loans net of unearned income and deferred fees and costs.

Collectively evaluated loans are divided into classes based upon risk characteristics. In order to calculate the allowance for collectively evaluated loans, the Company applies to each loan class a historical net charge-off rate for the class, adjusted for qualitative factors that influence credit risk. Qualitative factors evaluated for impact to credit risk include economic measures, asset quality indicators, loan characteristics, and changes to internal Company policies and management.

Net Charge-Offs

Increases in the net charge-off rate increase the required allowance for collectively-evaluated loans, while decreases in the net charge-off rate decrease the required allowance for collectively-evaluated loans. On a portfolio level, net charge-offs were $163 for the nine months ended September 30, 2022, or 0.03% of average loans. For the nine months ended September 30, 2021, net charge-offs were $445, or 0.08% of average loans. For the 12 months ended December 31, 2021, net charge-offs were $409 or 0.05% of average loans. The 8-quarter average historical loss rate was 0.03% for the nine months ended September 30, 2022 and 0.06% for the nine months ended September 30, 2021, and 0.05% for the 12 months ended December 31, 2021.

Economic Factors

Economic factors influence credit risk and impact the allowance for loan loss. The Company sources economic data pertinent to its market from the most recently available publications, including: unemployment, business and personal bankruptcy filings, the residential vacancy rate and the inventory of new and existing homes.

As of September 30, 2022, the unemployment rate for the Company’s market area was measured as of August 31, 2022 and increased from the measurement available at December 31, 2021, increasing the allocation to the allowance for loan losses.

Business and personal bankruptcy filing data was available as of June 2022. Higher bankruptcy filings indicate heightened credit risk and increase the allowance for loan losses, while lower bankruptcy filings have a beneficial impact on credit risk. Compared with data available at December 31, 2021, business bankruptcy filings and personal bankruptcy filings slightly decreased. The Company estimates that bankruptcy filings are artificially low due to a backlog in the court system and prolonged government aid. When the pandemic began, precautions for COVID-19 slowed the work of the court system. The federal government also implemented a foreclosure moratorium, provided direct payments to qualifying recipients and PPP loans to small businesses, and encouraged banks to work with borrowers who were impacted by the pandemic, all of which had a minimizing effect on bankruptcy filings. All of these measures expired by the end of 2021. Management believes bankruptcy filings will normalize and currently available data does not reflect credit risk. The allocation was based on current data and an average of pre-pandemic filings from 2017 through 2020, which was higher than the current level and the level incorporated to the allowance at December 31, 2021.

Residential vacancy rates and housing inventory impact the Company’s residential construction customers and the consumer real estate market. Higher levels increase credit risk. The residential vacancy rate at September 30, 2022 was measured as of the second quarter of 2022 and worsened from the data incorporated into the December 31, 2021 calculation, resulting in a higher allocation. Housing inventory data was available as of September 30, 2022. The level is slightly higher than at December 31, 2021, resulting in a higher allocation.

Economic factors in 2021 included an allocation for national unemployment filings. This factor was added early in the pandemic to capture risk that may not have been reflected by the Company’s standard economic indicators. By the beginning of 2022, national unemployment filings had returned to pre-pandemic levels for a sustained period and the Company removed the allocation provided in 2021.

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

Accruing loans past due 30-89 days were 0.17% of total loans net of unearned income and deferred fees and costs at September 30, 2022, an increase from 0.12% at December 31, 2021. Accruing loans past due 90 days or more were 0.01% of total loans, net of unearned income and deferred fees and costs at September 30, 2022 and at December 31, 2021. Nonaccrual loans as a percentage of total loans net of unearned income and deferred fees and costs were 0.34% at September 30, 2022 and 0.36% at December 31, 2021.

Loans rated special mention and classified (together, “criticized assets”) indicate heightened credit risk. Higher levels of criticized assets increase the required level of the allowance for collectively-evaluated loans, while lower levels of criticized assets reduce the required level of the allowance for collectively-evaluated loans. Collectively evaluated loans rated special mention at September 30, 2022 were $311, compared with $3,728 at December 31, 2021, due to improvement in credit quality of a large relationship. Collectively evaluated loans rated classified were $1,041 at September 30, 2022 and $1,064 at December 31, 2021.

Other Factors

The Company considers other factors that impact credit risk, including the interest rate environment, the competitive, legal and regulatory environments, changes in lending policies and loan review, changes in management, and high risk loans.

The interest rate environment impacts variable rate loans. When interest rates increase, the payment on variable rate loans increases, which may increase credit risk. The Federal Reserve increased the target Fed Funds rate in March, May, June, July, and September 2022, resulting in an increased allocation for September 30, 2022, compared with the allocation for December 31, 2021.

The competitive, legal and regulatory environments were evaluated for changes that would impact credit risk. Higher competition for loans increases credit risk, while lower competition decreases credit risk. Competition remained at similar levels to those at December 31, 2021. The legal and regulatory environments remain in a similar posture to that at December 31, 2021.

Lending policies, loan review procedures and management’s experience influence credit risk. During the second quarter of 2022, appraisal requirements on residential real estate changed, resulting in an increased allocation from December 31, 2021. Loan review procedures remained similar to those at December 31, 2021 and no allocation was taken. During the first quarter of 2022, the Company hired a seasoned Chief Credit Officer to replace the employee who left at the end of 2021. The allocation taken at December 31, 2021 was removed. During the second and third quarters of 2022, the Company opened a new loan production office and hired an experienced commercial lender, resulting in a small allocation to reflect potential risk.

Levels of high risk loans are considered in the determination of the level of the allowance for loan loss. A decrease in the level of high risk loans within a class decreases the required allocation for the loan class, and an increase in the level of high risk loans within a class increases the required allocation for the loan class. Total high risk loans increased 5.99% from the level at December 31, 2021, resulting in an increased allocation.

Unallocated Surplus

The unallocated surplus at September 30, 2022 is $141 or 1.75% in excess of the calculated requirement. The unallocated surplus at December 31, 2021 was $361 or 4.94% in excess of the calculated requirement. The surplus provides some mitigation of current economic uncertainty that may impact credit risk.

Conclusion

The calculation of the appropriate level for the allowance for loan losses incorporates analysis of multiple factors and requires management’s prudent and informed judgment. The Company augmented the calculated requirement with an unallocated surplus. Based on analysis of historical indicators, asset quality and economic factors, management believes the level of allowance for loan losses is reasonable for the credit risk in the loan portfolio as of September 30, 2022.

Provision and Allowance for Loan Losses

The calculation of the allowance for loan losses resulted in a provision for loan losses of $252 for the three month period ended September 30, 2022, compared with a recovery of $392 for the three month period ended September 30, 2021. The provision for the nine month period ended September 30, 2022 was $696, compared with a recovery of $338 for the nine months ended September 30, 2021. The recovery in 2021 reflected a decrease in risk provided for during 2020 and early 2021. The provision for 2022 reflects loan growth and changes in factors detailed in “Asset Quality” above.

Loan Modifications and TDRs

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

Modifications That Are Not TDR

During the three months ended September 30, 2022, the Company provided 187 modifications for competitive reasons to loans totaling $27,389. During the nine months ended September 30, 2022, the Company provided 652 modifications to loans totaling $101,347. The modifications were not TDRs and were not related to COVID-19.

The Company provided non-TDR modifications for competitive reasons to 205 loans totaling $24,754 during the three months ended September 30, 2021, and to 659 loans totaling $72,327 during the nine months ended September 30, 2021. During nine months ended September 30, 2021, the Company also provided 45 modifications to loans totaling $38,561 related to COVID-19 difficulty. The modifications met the criteria under the CARES Act, the CAA and regulatory guidance and were not designated as TDRs.

TDRs

The Company’s TDRs, by delinquency status, are presented below:

	TDR Status as of September 30, 2022
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual
Consumer real estate	$187	$187	$-	$-	$-
Commercial real estate	2,599	92	-	-	2,507
Commercial non real estate	263	-	-	-	263
Total TDR Loans	$3,049	$279	$-	$-	$2,770

	TDR Status as of December 31, 2021
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual
Consumer real estate	$191	$191	$-	$-	$-
Commercial real estate	5,386	2,814	-	-	2,572
Commercial non real estate	301	-	-	-	301
Total TDR Loans	$5,878	$3,005	$-	$-	$2,873

Please refer to Note 3: Allowance for Loan Losses, Nonperforming Assets and Impaired Loans for information on TDRs.

Other Real Estate Owned

The following table discloses the OREO in physical possession and in process at each reporting date:

Other Real Estate Owned, net of valuation allowance	September 30, 2022	December 31, 2021
Real estate construction	$907	$957
Consumer real estate	-	-
Total other real estate owned	$907	$957

As of September 30, 2022, loans in various stages of foreclosure totaled $224, all of which are secured by residential real estate. Loans currently in the process of foreclosure may increase OREO in future quarters. It is not possible to accurately predict the future total of OREO because property sold at foreclosure may be acquired by third parties and OREO properties are regularly marketed and sold. The Company continues to monitor risk levels within the loan portfolio. If the Company’s market experiences an economic downturn, real estate values could decline and foreclosure activity could increase. A decline in value may result in loss recognition for OREO, while an increase in foreclosures may increase the number of OREO properties.

Net Interest Income

The following table shows interest‑earning assets and interest‑bearing liabilities, the interest earned or paid, the average yield or rate on the daily average balance outstanding, net interest income and net yield on average interest‑earning assets for the periods indicated.

	Three Months Ended September 30,
	2022			2021
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans (1)(2)(4)(5)	$849,929	$8,900	4.15%	$798,807	$9,172	4.56%
Taxable securities (6)(7)	683,490	3,425	1.99%	540,854	2,043	1.50%
Nontaxable securities (1)(6)	74,670	556	2.95%	79,097	626	3.14%
Interest-bearing deposits	89,165	506	2.25%	145,759	56	0.15%
Total interest-earning assets	$1,697,254	$13,387	3.13%	$1,564,517	$11,897	3.02%
Interest-bearing liabilities:
Interest-bearing demand deposits	$936,368	$686	0.29%	$839,477	$617	0.29%
Savings deposits	217,637	36	0.07%	195,767	41	0.08%
Time deposits	78,198	31	0.16%	86,379	61	0.28%
Total interest-bearing liabilities	$1,232,203	$753	0.24%	$1,121,623	$719	0.25%
Net interest income and interest rate spread		$12,634	2.89%		$11,178	2.77%
Net yield on average interest‑earning assets			2.95%			2.83%

	Nine Months Ended September 30,
	2022			2021
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans (1)(3)(4)(5)	$829,133	$25,484	4.11%	$786,613	$26,341	4.48%
Taxable securities (6)(7)	662,824	8,847	1.78%	505,134	5,736	1.52%
Nontaxable securities (1)(6)	75,806	1,728	3.05%	80,596	1,960	3.25%
Interest-bearing deposits	97,917	757	1.03%	136,391	123	0.12%
Total interest-earning assets	$1,665,680	$36,816	2.96%	$1,508,734	$34,160	3.03%
Interest-bearing liabilities:
Interest-bearing demand deposits	$911,926	$1,839	0.27%	$799,593	$2,053	0.34%
Savings deposits	216,691	111	0.07%	186,720	132	0.09%
Time deposits	79,981	105	0.18%	88,009	223	0.34%
Total interest-bearing liabilities	$1,208,598	$2,055	0.23%	$1,074,322	$2,408	0.30%
Net interest income and interest rate spread		$34,761	2.73%		$31,752	2.73%
Net yield on average interest‑earning assets			2.79%			2.81%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 21%.
(2)

Included in interest income are loan fees of $82 for the three months ended September 30, 2022. For the three months ended September 30, 2021, interest income included loan fees $911, of which $882 was related to PPP loans.

(3)

Included in interest income are loan fees of $195 for the nine months ended September 30, 2022. For the nine months ended September 30, 2021, interest income included loan fees of $1,855, of which $1,776 was related to PPP loans.

(4)	Nonaccrual loans are included in average balances for yield computations.
(5)	Includes loans held for sale.
(6)	Daily averages are shown at amortized cost.
(7)	Includes restricted stock.

When results from the nine month period ended September 30, 2022 are compared with the same period of 2021, net interest income benefitted from both lower interest expense and higher interest income.

Interest expense for the nine months ended September 30, 2022 improved $353 compared with the same period of 2021.  The cost of interest-bearing liabilities improved from an annualized 0.30% for the nine months ended September 30, 2021 to 0.23% for the nine months ended September 30, 2022.  Elevated levels of deposits and liquidity within the Company, similar to the general banking industry, supported favorable deposit pricing during 2022.

The increase in interest income stemmed from Federal Reserve interest rate increases in 2022 as well as growth in earning assets.  The FTE yield on earning assets for the nine months ended September 30, 2022 was 2.96%, compared with 3.03% for the nine months ended September 30, 2021.  Results for 2021 were impacted by Paycheck Protection Program (PPP) loans.  If PPP loans are excluded, the yield on earning assets for the nine months ended September 30, 2021 would have been 2.85%.

Noninterest Income

	Three Months Ended September 30,
	2022	2021	Percent Change
Service charges on deposits	$661	$548	20.62%
Other service charges and fees	51	50	2.00%
Credit and debit card fees, net	448	460	(2.61)%
Trust fees	492	433	13.63%
BOLI income	239	248	(3.63)%
Gain on sale of mortgage loans	40	76	(47.37)%
Other income	209	177	18.08%
Total noninterest income	$2,140	$1,992	7.43%

	Nine Months Ended September 30,
	2022	2021	Percent Change
Service charges on deposits	$1,826	$1,488	22.72%
Other service charges and fees	157	134	17.16%
Credit and debit card fees, net	1,423	1,373	3.64%
Trust fees	1,374	1,282	7.18%
BOLI income	718	664	8.13%
Gain on sale of mortgage loans	136	287	(52.61)%
Other income	909	1,034	(12.09)%
Realized securities gain, net	-	5	(100.00)%
Total noninterest income	$6,543	$6,267	4.40%

The increase from 2021 in service charges on deposits stemmed from higher fee income for non-sufficient funds and overdrafts, as depositor activity recovered from lower levels earlier in the COVID-19 pandemic. The Company offers depositors various overdraft solutions and provides disclosures on its fees.

Other service charges and fees increased when the three and nine month periods ended September 30, 2022 are compared with the same periods of 2021, due to higher service charges on letters of credit and safe deposit box fee income.

Credit and debit card fees are presented net of interchange expense. Credit and debit card fees are driven by volume.

Trust income increased for the three and nine month periods ended September 30, 2022, when compared with the same periods of 2021. Trust income varies depending on the total assets held in trust accounts, the type of accounts under management and financial market conditions.

BOLI income decreased slightly when the three month periods ended September 30, 2022 and September 30, 2021 are compared and increased when the nine month periods ended September 30, 2022 and September 30, 2021 are compared. The Company purchased an additional $5 million in BOLI investments during June, 2021.

Gain on sale of mortgage loans decreased when 2022 is compared with 2021. The Federal Reserve interest rate increases in 2022 have dampened real estate refinance and purchase financing activity.

Other income includes revenue from investment and insurance sales, adjustments to partnership basis and other miscellaneous components. These areas fluctuate with market conditions and competitive factors. Other income increased for the three month period ended September 30, 2022 compared to the same period in 2021 due to higher commissions on securities sales. When the nine month periods ended September 30, 2022 and September 30, 2021 are compared, other income decreased due to lower commissions on securities sales and decreased dividends on a partnership investment.

Noninterest Expense

	Three Months Ended September 30,
	2022	2021	Percent Change
Salaries and employee benefits	$4,144	$3,909	6.01%
Occupancy, furniture and fixtures	476	447	6.49%
Data processing and ATM	774	728	6.32%
FDIC assessment	114	120	(5.00)%
Net costs of other real estate owned	68	11	518.18%
Franchise taxes	375	367	2.18%
Other operating expenses	785	785	0.00%
Total noninterest expense	$6,736	$6,367	5.80%

	Nine Months Ended September 30,
	2022	2021	Percent Change
Salaries and employee benefits	$12,133	$11,767	3.11%
Occupancy, furniture and fixtures	1,432	1,378	3.92%
Data processing and ATM	2,354	2,292	2.71%
FDIC assessment	336	296	13.51%
Net costs of other real estate owned	78	49	59.18%
Franchise taxes	1,108	1,059	4.63%
Other operating expenses	2,219	2,509	(11.56)%
Total noninterest expense	$19,660	$19,350	1.60%

Salaries and employee benefits includes employee salaries, payroll taxes, insurance and fringe benefits, ESOP contribution accruals, the service component of net periodic pension cost, and salary continuation expenses. The expense increased when the three and nine month periods ended September 30, 2022 are compared with the same periods ended September 30, 2021. Lower pension expense was offset by normal increases in salary expense, insurance and salary continuation expense.

Expense for occupancy, furniture and fixtures and data processing and ATM increased due to normal business activity.

Federal Deposit Insurance (“FDIC”) assessment expense decreased when the three month period ended September 30, 2022 is compared to the same period in 2021 and increased when the nine month period ended September 30, 2022 is compared with the same period of 2021. The FDIC assessment is accrued based on a method provided by the FDIC. The calculation is based on average assets divided by average tangible equity and incorporates risk-based factors to determine the amount of the assessment.

Net costs of other real estate owned increased when 2022 is compared with 2021, primarily due to a write-down of $50, taken during the third quarter of 2022. The Company received an updated appraisal and modified its marketing strategy for the property, resulting in the write-down.

Franchise tax expense increased when the three and nine month periods ended September 30, 2022 and September 30, 2021 are compared. Franchise tax is primarily based on capital levels of the subsidiary bank, and is also affected by investment levels in securities issued by U.S. government agencies.

The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs, postage, charitable donations, losses and other expenses. Other operating expense remained the same when the three month period ended September 30, 2022 is compared to the same period in 2021 and decreased when the nine month period ended September 30, 2022 is compared with the same period ended September 30, 2021, due to lower non-service pension cost and cost control measures.

Income Tax

Income tax expense was $1,392 for the three months ended September 30, 2022 and $1,202 for the same period of 2021. For the nine months ended September 30, 2022 and 2021, income tax expense was $3,637 and $3,151 respectively. The Company’s federal statutory tax rate is 21%. The Company’s effective tax rate was 18.43% and 17.95% for the three and nine month periods ended September 30, 2022, compared with 17.29% and 17.24% for the three and nine month periods ended September 30, 2021.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	September 30, 2022	December 31, 2021	Percent Change
Interest-bearing deposits	$97,917	$133,020	(26.39)%
Securities available for sale, net, and restricted stock	694,216	612,636	13.32%
Loans, net of unearned income and deferred fees and costs and the allowance for loan losses	821,082	778,920	5.41%
Total assets	1,716,907	1,618,642	6.07%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$334,727	$316,976	5.60%
Interest-bearing demand deposits	911,926	811,661	12.35%
Savings deposits	216,691	190,997	13.45%
Time deposits	79,981	86,089	(7.09)%
Stockholders’ equity	157,540	192,545	(18.18)%

The decline in interest-bearing deposits resulted as the Company invested in securities and loans to increase yields. The decline in stockholders’ equity resulted from contraction in accumulated other comprehensive income (loss). Changes in securities, loans and deposits are discussed below.

Securities

	September 30, 2022	December 31, 2021	Percent Change
Amortized cost	$765,371	$682,467	12.15%
Unrealized gain (loss)	(107,961)	3,613	(3088.13)%
Securities available for sale	$657,410	$686,080	(4.18)%

Securities available for sale are measured at fair value as of each reporting date. During the nine months ended September 30, 2022, the amortized cost of securities available for sale increased from December 31, 2021 by $82,904, while unrealized losses decreased the fair value from December 31, 2021 by $111,574. Change in the fair value of bonds is inversely related to interest rate movement. During the nine months ended September 30, 2022, the Federal Reserve increased its target rate 300 basis points. These increases, as well as market expectations decreased the fair value of the securities portfolio. The Company’s Asset Liability Management Committee is closely monitoring interest rate risk on all of the Company’s financial assets and liabilities. At this time, the Company has high liquidity and a relatively low loan-to-deposit ratio. No securities sales are anticipated.  The value of individual securities will be written down if the decline in fair value is considered to be other than temporary based upon the totality of circumstances. See “Note 4: Securities” for additional information.

Loans

	September 30, 2022	December 31, 2021	Percent Change
Real estate construction loans	$62,821	$48,841	28.62%
Consumer real estate loans	219,617	208,977	5.09%
Commercial real estate loans	435,185	405,722	7.26%
Commercial non real estate loans	52,409	60,264	(13.03)%
Public sector and IDA	48,912	47,899	2.11%
Consumer non real estate	34,328	32,026	7.19%
Less: unearned income and deferred fees and costs	(409)	(481)	14.97%
Loans, net of unearned income and deferred fees and costs	$852,863	$803,248	6.18%

Loan demand continues to provide growth. Most of the increase in construction loans is due to investment in participations with other banks.

Deposits

	September 30, 2022	December 31, 2021	Percent Change
Noninterest-bearing demand deposits	$358,772	$317,430	13.02%
Interest-bearing demand deposits	917,449	890,124	3.07%
Saving deposits	217,405	208,065	4.49%
Time deposits	77,023	78,968	(2.46)%
Total deposits	$1,570,649	$1,494,587	5.09%

Total deposits increased from December 31, 2021 to September 30, 2022. The increase is due in large part to government stimulus funds received by municipal depositors and other depositors. Deposits do not include any brokered deposits.

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse liquidity sources, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and FHLB advances. At September 30, 2022, the Bank did not have any borrowings.  To assure that short-term borrowing is readily available, the Company tests accessibility annually.

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

Regulatory capital levels at the subsidiary bank determine the Bank’s ability to use purchased deposits and the Federal Reserve discount window. At September 30, 2022, the Bank is considered well capitalized and does not have any restrictions on purchased deposits or borrowing ability at the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments, loan growth and share repurchase activity within the Company’s own stock. The Company’s liquidity position has benefitted over the past two years from increased customer deposits fueled by federal stimulus payments for COVID-19 pandemic relief. At September 30, 2022, the Company’s liquidity is sufficient to meet projected trends in these areas.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At September 30, 2022, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s internally-set target range. At September 30, 2022, the loan to deposit ratio was 54.30%. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

Capital Resources

Total stockholders’ equity at September 30, 2022 was $112,187, a decrease of $79,564 or 41.49%, from the $191,751 at December 31, 2021. Book value declined from $31.62 at December 31, 2021 to $18.83 at September 30, 2022. The decline in stockholders equity and book value is due to worsening of accumulated other comprehensive loss associated with the unrealized loss in fair value of securities. Accumulated other comprehensive loss is excluded from regulatory capital calculations and does not impact regulatory capital requirements or ratios.

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

	NBB	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservation Buffer
Common Equity Tier I Capital Ratio	17.52%	4.50%	7.00%
Tier I Capital Ratio	17.52%	6.00%	8.50%
Total Capital Ratio	18.26%	8.00%	10.50%
Leverage Ratio	10.88%	4.00%	4.00%

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

The Company sells mortgages on the secondary market. Our agreement with the purchaser provides for strict underwriting and documentation requirements. Violation of the representations and warranties of the agreement would entitle the purchaser to recourse provisions. The Company has determined that its risk in this area is not significant because of a low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of September 30, 2022. To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit. There were no material changes in off-balance sheet arrangements during the three or nine months ended September 30, 2022.

Contractual Obligations

The Company had no finance lease or purchase obligations and no long-term debt at September 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2022 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

Share repurchase activity during the three months ended September 30, 2022 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Number of Shares that May Yet Be Purchased Under the Program(1)
July 1, 2022 – July 31, 2022	-	$-	-	237,631
August 1, 2022 – August 31, 2022	7,500	33.73	7,500	230,131
September 1, 2022 – September 30, 2022	16,000	33.92	16,000	214,131
Total during third quarter 2022	23,500	$33.86	23,500

(1) In May 2022, the Company announced the Board of Directors had authorized a 250,000 share repurchase program. The authorization began June 1, 2022 and expires May 31, 2023. The Company’s share repurchase program does not obligate it to acquire any specific number of shares.

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
+101

The following materials from National Bankshares, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2022 are formatted in iXBRL (Inline Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets at September 30, 2022 and December 31, 2021; (ii) Consolidated Statements of Income for the three and nine month periods ended September 30, 2022 and 2021; (iii) Consolidated Statements of Comprehensive (Loss) Income for the three and nine month periods ended September 30, 2022 and 2021; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; and (vi) Notes to Consolidated Financial Statements.

Filed herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

Date: November 9, 2022	/s/ F. Brad Denardo
By: F. Brad Denardo Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2022	/s/ Lora M. Jones
By: Lora M. Jones Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)