Form 10-K
period 2022-12-31
NATIONAL BANKSHARES INC
filed 2023-03-10
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant on June 30, 2022 (the last business day of the most recently completed second fiscal quarter) was approximately $187,796,335. As of March 8, 2023, the registrant had 5,889,687 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document is incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which incorporated
National Bankshares, Inc. Proxy Statement for the 2023 Annual Meeting of Stockholders	Part III

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

The National Bank of Blacksburg

The National Bank of Blacksburg, which does business as National Bank, was originally chartered in 1891 as the Bank of Blacksburg. Its state charter was converted to a national charter in 1922 and it became the National Bank of Blacksburg. In 2004, NBB purchased Community National Bank of Pulaski, Virginia. In May 2006, Bank of Tazewell County, a Virginia bank which since 1996 was a wholly-owned subsidiary of NBI, was merged with and into NBB.

Headquartered in Blacksburg, Virginia, NBB is community-oriented and offers a full range of retail and commercial banking services to individuals, businesses, non-profits and local governments. Twenty-five branches are located throughout southwest Virginia, and three loan production offices are located in Roanoke, Charlottesville, and Staunton, Virginia. NBB offers telephone, mobile and internet banking and it operates 22 automated teller machines (“ATMs”) in its service area.

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

At December 31, 2022, NBB had total assets of $1,674,446 and total deposits of $1,558,106. NBB’s net income for 2022 was $23,435, which produced a return on average assets of 1.38% and a return on average equity of 16.74%. Refer to Note 11 of Notes to Consolidated Financial Statements for NBB’s risk-based capital ratios.

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

Operating Revenue

The following table displays components that contributed 15% or more of the Company’s total operating revenue.

	Percentage of Total Operating Revenue
	For the Year Ended December 31,
Revenue Component	2022	2021
Interest and Fees on Loans	54.80%	65.38%
Interest on Investments	23.20%	18.52%
Noninterest Income	19.84%	15.78%

Market Area

The Company serves customers through its offices in southwest and central Virginia. Although largely rural, the market area is home to several major state-supported universities, including Virginia Polytechnic Institute and State University (“Virginia Tech”) and Radford University. Recently opened loan production offices in Charlottesville and Staunton also service areas that contain the University of Virginia, James Madison University, Virginia Military Institute, Washington and Lee University, and Mary Baldwin University.

In addition to education, the market area has a diverse economic base with manufacturing, agriculture, tourism, healthcare, retail and service industries. Large manufacturing facilities in the region include Celanese Acetate, the largest employer in Giles County, and Volvo Heavy Trucks, the largest company in Pulaski County. Both of these companies have experienced cycles of hiring and layoffs within the past several years. Tazewell County is largely dependent on the coal mining industry and on agriculture for its economic base. Montgomery County, Bluefield in Tazewell County, Abingdon in Washington County and the cities of Roanoke, Charlottesville and Staunton are regional retail centers and have facilities to provide basic health care for the regions.

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

Competition

The banking and financial services industry is highly competitive. The competitive business environment is a result of changes in regulation, changes in technology and product delivery systems and competition from other financial institutions as well as non-traditional financial services. NBB competes for loans and deposits with other commercial banks, credit unions, securities and brokerage companies, mortgage companies, insurance companies, retailers, automobile companies and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than NBB. In order to compete, NBB relies upon a deep knowledge of its markets, a service-based business philosophy, personal relationships with customers, specialized services tailored to meet customers’ needs and the convenience of office locations and technological access. In addition, the Bank is competitive with other financial institutions in its market area with respect to interest rates paid on deposit accounts, interest rates charged on loans and other service charges on loans and deposit accounts.

Organization and Employment

NBI, NBB and NBFS are organized in a holding company/subsidiary structure. As of December 31, 2022, NBB had 227 full time equivalent employees and NBFS had 4 full time equivalent employees. NBB performs services and charges commensurate fees to NBI and NBFS.

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

Capital and Related Requirements. In August 2018, the Federal Reserve updated the Small Bank Holding Company Policy Statement (the “Statement”), in compliance with the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”). The Statement, among other things, exempts qualified bank holding companies that have consolidated total assets of less than $3 billion from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements. The Company qualifies as a small bank holding company.

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

In May 2022, the federal bank regulatory agencies jointly issued a proposed rule intended to strengthen and modernize the CRA regulatory framework.  If implemented, the rule would, among other things, (i) expand access to credit, investment and basic banking services in low- and moderate-income communities, (ii) adapt to changes in the banking industry, including internet and mobile banking, (iii) provide greater clarity, consistency and transparency in the application of the regulations and (iv) tailor performance standards to account for differences in bank size, business model, and local conditions.

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

Deposit Insurance. NBB has deposits that are insured by the FDIC. The FDIC maintains a Deposit Insurance Fund (“DIF”) that is funded by risk-based insurance premium assessments on insured depository institutions. Assessments are determined based upon several factors, including the level of regulatory capital and the results of regulatory examinations. The FDIC may adjust assessments if the insured institution’s risk profile changes or if the size of the DIF declines in relation to the total amount of insured deposits. An institution’s assessment base is consolidated total assets less its average tangible equity as defined by the FDIC.  In October 2022, the FDIC adopted a final rule to increase the assessment base rate schedules uniformly by two basis points beginning with the first quarterly assessment period of 2023. The FDIC has authority to impose special measures to boost the deposit insurance fund such as prepayments of assessments and additional special assessments.

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

Regulatory Capital Ratios	Minimum Ratio	Minimum Ratio With Capital Conservation Buffer
Total Capital to Risk Weighted Assets	8.000%	10.50%
Tier 1 Capital to Risk Weighted Assets	6.00%	8.50%
Common Equity Tier 1 Capital to Risk Weighted Assets	4.50%	7.00%
Tier 1 Capital to Average Assets (Leverage Ratio)	4.00%	4.00%

Risk-weighted assets are assets on the balance sheet as well as certain off-balance sheet items, such as standby letters of credit, to which weights between 0% and 1250% are applied, according to the risk of the asset type. Common Equity Tier 1 Capital (“CET1”) is capital according to the balance sheet, adjusted for goodwill and intangible assets and other prescribed adjustments. At NBB’s election, CET1 is also adjusted to exclude accumulated other comprehensive (loss) income. Tier 1 Capital is CET1 adjusted for additional capital deductions. Total Capital is Tier 1 Capital increased for the allowance for loan losses and adjusted for other items. The Leverage Ratio is the ratio of Tier 1 Capital to total average assets, less goodwill and intangibles and certain deferred tax assets. As of December 31, 2022, NBB’s capital ratios exceeded the above minimum ratios including the capital conservation buffer.

NBB is also subject to the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as amended, which incorporates a CET1 ratio and increases certain other capital ratios. To be classified as well capitalized under the regulations, NBB must have the following minimum capital ratios: (i) a CET1 ratio of at least 6.5%; (ii) a Tier 1 Capital to Risk Weighted Assets ratio of at least 8.0%; (iii) a Total Capital to Risk Weighted Assets ratio of at least 10.0%; and (iv) a Leverage Ratio of at least 5.0%. NBB exceeded the thresholds to be considered well capitalized as of December 31, 2022.

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. As of December 31, 2022, the Company had not been made aware of any instances of non-compliance with the final guidance.

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including The Nasdaq Stock Market, LLC, the exchange on which our common stock is listed, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. In February 2023, The Nasdaq Stock Market, LLC posted its initial rule filing with the SEC to implement this directive. The final rule will require us to adopt a clawback policy that is compliant with the new listing standard within 60 days after such standard becomes effective.

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

In March 2022, the SEC proposed rules that would require disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy and governance.

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

Coronavirus Aid, Relief, and Economic Security Act and Consolidated Appropriations Act (the “CARES Act”). In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020 and the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law on December 27, 2020. Among other things, the CARES Act created, and the CAA extended, the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”). Under the PPP, money was authorized for small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt. The loans were provided through participating financial institutions, such as the Bank, that processed loan applications and service the loans.

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

Company Website

NBI maintains a website at www.nationalbankshares.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available on its website as soon as is practical after the material is electronically filed with the Securities and Exchange Commission (“SEC”). The Company’s proxy materials for the 2023 annual meeting of stockholders are also posted on a separate website at www.investorvote.com/NKSH. Access through the Company’s websites to the Company’s filings is free of charge. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy, and information statements, and other information the Company files electronically with the SEC.

Executive Officers of the Company

The following is a list of names and ages of all executive officers of the Company; their terms of office as officers; the positions and offices within the Company held by each officer; and each person’s principal occupation or employment during the past five years.

Name	Age	Offices and Positions Held	Year Elected an Officer
F. Brad Denardo	70	National Bankshares, Inc.: Chairman, President and Chief Executive Officer (“CEO”), May 2019 to Present; President and CEO, September 2017 – May 2019; Executive Vice President, April 2008 – August 2017. The National Bank of Blacksburg: Chairman, September 2017 to Present; President and CEO, July 2014 to Present; Executive Vice President/Chief Operating Officer, October 2002 – July 2014. National Bankshares Financial Services, Inc.: Chairman, President and CEO of National Bankshares Financial Services, Inc., September 2017 to Present; Treasurer, June 2011 to Present.	1989
David K. Skeens	56	The National Bank of Blacksburg: Senior Vice President/Senior Operations, Risk and Technology Officer, May 2022 to present; Senior Vice President/Operations and Risk Management and CFO, January 2009 – May 2022; Senior Vice President/Operations and Risk Management, February 2008 – January 2009; Vice President/Operations and Risk Management, April 2004 – February 2008. National Bankshares, Inc.: Treasurer and Chief Financial Officer (“CFO”), January 2009 to May 2022.	2009
Lara E. Ramsey	54	National Bankshares, Inc.: Corporate Secretary, June 2016 to Present. The National Bank of Blacksburg: Executive Vice President and Chief Operating Officer, May 2022 to present; Senior Vice President/Administration, January 2018 – May 2022. National Bankshares, Inc.: Senior Vice President/Administration, June 2011 – December 2017. National Bankshares, Inc.: Vice President/Human Resources, January 2001 – June 2011.	2016
Paul M. Mylum	56	The National Bank of Blacksburg: Executive Vice President/Chief Lending Officer, November 2019 to Present. The National Bank of Blacksburg: Senior Vice President/Chief Lending Officer, August 2016 – November 2019. The National Bank of Blacksburg: Senior Vice President/Loans, August 2012 – August 2016.	2012
Lora M. Jones	45	National Bankshares, Inc.: Treasurer and Chief Financial Officer (“CFO”), May 2022 to Present. The National Bank of Blacksburg: Senior Vice President/CFO and Cashier, May 2022 to Present; Vice President/Controller, May 2014 – May 2022; Corporate Analysis Officer June 2011 – May 2014.	2011
Bobby D. Sanders, II	43	The National Bank of Blacksburg: Senior Vice President/Chief Credit Officer, March 2022 to Present.	2022

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

The allowance for loan losses requires management to make significant estimates that affect the consolidated financial statements. Due to the inherent nature of these estimates, management cannot provide assurance that it will not significantly increase the allowance for loan losses, which could materially and adversely affect earnings.

A decline in the condition of the local real estate market could negatively affect our business.

The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, residential mortgages, home equity loans and lines of credit, consumer and other loans. Many of these loans are secured by real estate (both residential and commercial). As of December 31, 2022, 83.6% of all loans were secured by mortgages on real property. Substantially all of the Company’s real property collateral is located in its market area. If there is a decline in real estate values, especially in the Company’s market area, the collateral for loans would deteriorate and provide significantly less security to the Company. In the event the Company forecloses on a loan that is collateralized with property having reduced market value, the Company may suffer a recovery loss.

The Bank has a moderate concentration of credit exposure in commercial real estate, and loans with this type of collateral are viewed as having more risk of default.

As of December 31, 2022, the Bank had approximately $437,888 in loans secured by commercial real estate, representing approximately 51.3% of total loans outstanding at that date. The real estate consists primarily of multi-family housing, non-owner-operated properties and other commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the rental of the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because the Bank’s loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in the percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on the Company’s financial condition.

Nonperforming assets take significant time to resolve and adversely affect the Company’s results of operations and financial condition.

The Company’s nonperforming assets adversely affect its net income in various ways. The Company does not record interest income on nonaccrual loans, which adversely affects its income and increases credit administration costs. When the Company receives collateral through foreclosures and similar proceedings, it is required to mark the related asset to the then fair market value of the collateral less estimated selling costs, which may, and often does, result in a loss. An increase in the level of nonperforming assets also increases the Company’s risk profile and may impact the capital levels regulators believe are appropriate in light of such risks. The Company utilizes various techniques such as workouts and restructurings to manage problem assets. Increases in or negative adjustments in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect the Company’s business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities, including generation of new loans. There can be no assurance that the Company will avoid increases in nonperforming loans in the future.

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

Transition away from the London Interbank Offered Rate ("LIBOR") to another benchmark rate could adversely affect operations.

The administrator of LIBOR announced that the most commonly used U.S. dollar LIBOR settings would cease to be published or cease to be representative after June 30, 2023. Management cannot predict whether or when LIBOR will actually cease to be available or what impact such a transition may have on the Company’s business, financial condition and results of operations.

The Adjustable Interest Rate (LIBOR) Act, enacted in March 2022, provides a statutory framework to replace LIBOR with a benchmark rate based on the Secured Overnight Funding Rate (“SOFR”) for contracts governed by U.S. law that have no or ineffective fallbacks. Although governmental authorities have endeavored to facilitate an orderly discontinuation of LIBOR, no assurance can be provided that this aim will be achieved or that the use, level, and volatility of LIBOR or other interest rates, or the value of LIBOR-based securities will not be adversely affected. There continues to be substantial uncertainty as to the ultimate effects of the LIBOR transition, including with respect to the acceptance and use of SOFR and other benchmark rates.

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

In the ordinary course of business, the Company collects and stores sensitive data, including proprietary business information and personally identifiable information of its customers and employees, in systems and on networks. The secure processing, maintenance and use of this information is critical to the Company’s operations and business strategy. The Company has invested in industry-accepted technologies, and annually reviews its processes and practices that are designed to protect its networks, computers and data from damage or unauthorized access. Despite these security measures, the Company’s computer systems experienced two cyber-intrusions, one in May 2016 and one in January 2017, in which certain customer information was compromised, but which did not cause interruption to the Company’s normal operations. No losses were incurred by customers. The Company has implemented additional security measures since the breaches.

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

The Company experienced two cyber-intrusions, one in May 2016 and one in January 2017, in which certain customer information was compromised. The Company has strengthened its multi-faceted approach to reduce the exposure of our systems to cyber-intrusions, enhance our defenses against hackers and protect customer accounts and information relevant to customer accounts from unauthorized access. These tools include digital technology safeguards, internal policies and procedures, and employee training.

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

Regulatory capital standards may have an adverse effect on the Company’s profitability, lending, and ability to pay dividends.

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

The authorities who promulgate accounting standards, including the Financial Accounting Standards Board (“FASB”), SEC, and other regulatory authorities, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes are difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of consolidated financial statements for prior periods. Such changes could also require the Company to incur additional personnel or technology costs. Notably, guidance issued in June 2016 requires a change in the calculation of credit reserves from using an incurred loss model to using the current expected credit losses model (“CECL”), effective January 1, 2023. To implement the standard, the Company incurred costs related to documentation, technology, training and increased audit expenses to validate the model. Adoption increased our credit reserves and reduced capital.  Post adoption, other impacts to profit and loss and various financial metrics will also result.

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

GENERAL RISK

We are subject to risks associated with proxy contests and other actions of activist shareholders.

In connection with the Company’s 2023 annual meeting of shareholders, Driver Management Company LLC (“Driver”) has nominated two candidates for election to the Company’s Board of Directors in opposition to two of the four nominees recommended by the Board of Directors. Driver filed preliminary proxy materials in support of its nominees on February 3, 2023. The Company’s aggregate expenses related to this proxy contest in excess of those normally spent for an annual meeting, and excluding salaries and wages of its regular employees and officers that have devoted time working on the proxy contest, are expected to be approximately $560. In addition, Driver has indicated that, if it is successful in its proxy solicitation, Driver intends to seek reimbursement from the Company for the expenses Driver incurs.

The proxy contest, or related activities on the part of Driver or another shareholder, may adversely affect our business for a number of reasons, including, without limitation, the following:

●	Responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees;
●

Perceived uncertainties as to our future direction may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel, business partners, customers and others important to our success, any of which could negatively affect our business and our results of operations and financial condition; and

●	If nominees advanced by activist shareholders are elected or appointed to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plans or to realize long-term value from our assets, and this could in turn have an adverse effect on our business and on our results of operations and financial condition.

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

Political, economic and social risks in the U.S. and the rest of the world could affect financial markets and affect fiscal policy, which could negatively affect our investment portfolio and earnings.

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

Although the Company has business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective. In the event of a natural disaster, acts of war or terrorism, public health issues or other adverse external events, our business, services, asset quality, financial condition and results of operations could be adversely affected.

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

The economic impact of the COVID-19 pandemic and measures intended to reduce the spread of the virus could adversely affect our business, financial condition, and operations.

Global health and economic concerns relating to the COVID-19 pandemic and government actions taken to reduce the spread of the virus have significantly disrupted the macroeconomic environment in the United States. Although the domestic and global economies have begun to recover from the COVID-19 pandemic as many health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time, including labor shortages and disruptions of global supply chains.  The growth in economic activity and in the demand for goods and services, coupled with labor shortages and supply chain disruptions, has also contributed to rising inflationary pressures and the risk of recession.  Further, the COVID-19 pandemic could have long-lasting impacts on consumer behavior and business practices, including on remote work and business travel.  The COVID-19 pandemic and related adverse economic consequences could cause adverse effects on the Company due to a number of operational factors impacting it or its customers or business partners, including but not limited to:

●	loan losses resulting from financial stress experienced by our customers;
●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	operational failures, disruptions, or inefficiencies due to changes in our normal business practices;
●	business disruptions experienced by our vendors and business partners in carrying out critical services that support our operations;
●	decreased demand for our products and services;
●	potential financial liability, loan losses, litigation costs, or reputational damage resulting from our origination of loans as a participating lender in the PPP; and
●	heightened levels of cybersecurity risks and payment fraud due to disruption brought about by the pandemic, remote work and increased online activity.

The extent to which the COVID-19 pandemic and related economic consequences impact our business, liquidity, financial condition, and operations will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, if and when the virus can be fully controlled and abated and the extent of its lasting impacts on economic and operating conditions. The impact of the removal of most pandemic related economic stimulus programs is also unknown.  To the extent any of the foregoing risks or other factors that develop as a result of COVID-19 and related economic consequences materialize, it could exacerbate the other risk factors discussed in this section, or otherwise materially and adversely affect our business, liquidity, financial condition, and results of operations.

Item 1B. Unresolved Staff Comments

There are no unresolved staff comments.

Item 2. Properties

NBB owns and has a branch bank in NBI’s headquarters building located at 101 Hubbard Street, Blacksburg, Virginia. NBB’s main office is at 100 South Main Street, Blacksburg, Virginia. NBB owns an additional eighteen branch offices and a private office location for support functions and it leases four branch locations and three loan production offices. As of December 31, 2022, there were no mortgages or liens against any properties. We believe that existing facilities are adequate for current needs and to meet anticipated growth. A list of all branch and ATM locations is available on our website at www.nbbank.com. Information contained on our website is not part of this report. For additional information, please see Note 6 of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings

NBI, NBB, and NBFS are not currently involved in any material pending legal proceedings. There are no legal proceedings against the Company related to cybersecurity.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information and Dividends

NBI’s common stock is traded on the Nasdaq Capital Market under the symbol “NKSH.” As of December 31, 2022, there were 549 record stockholders of NBI common stock.

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

In May 2022, NBI’s Board of Directors approved the repurchase of up to 250,000 shares of the Company’s common stock. The authorization extends from June 1, 2022 to May 31, 2023. During 2022, the Company repurchased 174,250 shares, of which 73,793 shares were repurchased under a prior repurchase plan in effect from June 1, 2021 to May 31, 2022 and 100,457 shares were repurchased under the plan that became effective June 1, 2022. The Company may yet repurchase 149,543 shares under the program. The Company’s share repurchase program does not obligate it to acquire any specific number of shares or any shares at all. During 2021, the Company repurchased 368,083 shares under prior repurchase authorizations.

Purchases of Equity Securities by the Issuer

Share repurchase activity during the fourth quarter of 2022 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Number of Shares that May Yet Be Purchased Under the Program
October 1, 2022 – October 31, 2022	3,500	$35.76	3,500	213,631
November 1, 2022 – November 30, 2022	29,400	38.28	29,400	184,231
December 1, 2022 – December 31, 2022	34,688	39.32	34,688	149,543
Total during fourth quarter 2022	67,588	$38.68	67,588

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

●	unanticipated increases in the level of unemployment in the Company’s market,
●	the quality or composition of the loan and/or investment portfolios,
●	demand for loan products,
●	deposit flows,
●	competition,
●	demand for financial services in the Company’s market,
●	the real estate market in the Company’s market,
●	laws, regulations and policies impacting financial institutions,
●	technological risks and developments, and cyber-threats, attacks or events,
●	the Company’s technology initiatives,
●	geopolitical conditions, including acts or threats of terrorism and/or military conflicts, or actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts,
●	the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues, and other catastrophic events,
●	the Company's ability to identify, attract, and retain experienced management, relationship managers, and support personnel, particularly in a competitive labor environment,
●	performance by the Company’s counterparties or vendors,
●	applicable accounting principles, policies and guidelines, and
●	the impact of the COVID-19 pandemic, including the adverse impact on our business and operations and on our customers.

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

We control functionalities of online and mobile banking to reduce risk. We do not offer online account openings or loan originations. We do not permit customers to submit address changes through online banking, and we limit the dollar amount of online banking transfers to other banks. We require a special vetting process for commercial customers who wish to originate ACH transfers and for customers who submit wire requests through online banking.

Further, the Company has a program to identify, mitigate and manage its cybersecurity risks.  The program includes penetration testing and vulnerability assessment, technological defenses such as antivirus software, patch management, firewall management, email and web protections, an intrusion prevention system, a cybersecurity insurance policy which covers some but not all losses arising from cybersecurity breaches, as well as ongoing employee training.  The cost of these measures was $418 for 2022 and $357 for 2021. These costs are included in various categories of noninterest expense.

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

Critical Accounting Policies

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

Critical accounting policies are most important to the portrayal of the Company’s financial condition or results of operations and require management’s most difficult, subjective, and complex judgments about matters that are inherently uncertain.  If conditions occur that differ from our assumptions, depending upon the severity of such differences, the Company’s financial condition or results of operations may be materially impacted.  The Company has designated three policies as critical, including those governing the allowance for loan losses, goodwill and the pension plan. The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them as needed. Please refer to Note 1 of Notes to Consolidated Financial Statements for information on these and other accounting policies.

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

Net Interest Margin

The Company uses the net interest margin to measure profit on interest generating activities, as a percentage of total interest-earning assets. The net interest margin is calculated by dividing fully taxable equivalent (“FTE”) net interest income by total average interest-earning assets. FTE net interest income is non-GAAP because it incorporates the tax benefit of interest income on loans and securities that is not subject to federal tax. The tax rate utilized in calculating the tax benefit is 21%. The reconciliation of FTE net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below.

	Year ended December 31,
	2022	2021
Total interest income	$50,109	$44,987
FTE adjustment	919	961
FTE interest income (non-GAAP)	$51,028	$45,948
Interest expense	3,083	3,098
FTE net interest income (non-GAAP)	$47,945	$42,850
Average earning assets	1,667,191	1,525,651
Net interest margin (non-GAAP)	2.88%	2.81%

Efficiency Ratio

The efficiency ratio is computed by dividing noninterest expense by the sum of FTE net interest income and noninterest income, excluding certain items management deems unusual or non-recurring. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. The components of the efficiency ratio calculation are summarized in the following table.

	Year ended December 31,
	2022	2021
Noninterest expense	$26,958	$26,080

FTE net interest income (non-GAAP)	$47,945	$42,850
Noninterest income	12,401	8,426
Less: partnership income (1)	(367)	(467)
Less: realized securities gains	-	(6)
Less: gain on sale of private equity investment	(3,823)	-
Total income for ratio calculation	$56,156	$50,803

Efficiency ratio	48.01%	51.34%

(1)	Gain on adjustment of basis in partnership interests and payouts at the partnerships’ election, reflected in other income.

Performance Summary

The following table presents summary income and expenses for the years indicated:

	Year ended December 31,
	2022	2021
Interest income	$50,109	$44,987
Interest on deposits	3,083	3,098
Net interest income	47,026	41,889
Provision for (recovery of) loan losses	706	(398)
Net interest income after provision for (recovery of) loan losses	46,320	42,287
Noninterest income	12,401	8,426
Noninterest expense	26,958	26,080
Income before income taxes	31,763	24,633
Income tax expense	5,831	4,251
Net income	$25,932	$20,382

Net income in 2022 benefitted from expansion in net interest income and from the sale of a private equity investment, reflected in noninterest income. Key performance ratios provide a summary of the Company’s results and allow comparison with results from prior years. The following table presents NBI’s key performance ratios for the years indicated:

	Year Ended December 31,
	2022	2021
Return on average assets	1.52%	1.26%
Return on average equity(1)(2)	17.81%	10.59%
Basic and fully diluted net earnings per common share	$4.33	$3.28
Net interest margin (3)	2.88%	2.81%
Efficiency ratio (4)	48.01%	51.34%

(1)

During the year ended December 31, 2022, the Company repurchased 174,250 shares under its publicly announced stock repurchase plan. The repurchased shares reduced stockholders' equity by $6,338 during 2022. During the year ended December 31, 2021, the Company repurchased 368,083 shares under its publicly announced stock repurchase plan. The repurchased shares reduced stockholders' equity by $13,354 during 2021.

(2)

During 2022, average unrealized losses on the securities portfolio reduced average stockholders’ equity by $48,109. During 2021, average unrealized gains on the securities portfolio increased stockholders’ equity by $7,759.

(3)	The net interest margin is a non-GAAP financial measure. Please see “Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to GAAP.
(4)	The efficiency ratio is a non-GAAP financial measure. Please see “Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to GAAP.

Change in Key Balances

Key balances are shown in the following table:

			Change
	12/31/2022	12/31/2021	Dollars	Percent
Loans, net of unearned income and deferred fees and costs, and the allowance for loan losses	$844,519	$795,574	$48,945	6.15%
Securities available for sale	656,852	686,080	(29,228)	(4.26%)
Deposits	1,542,725	1,494,587	48,138	3.22%
Total assets	1,677,551	1,702,175	(24,624)	(1.45%)
Stockholders’ equity	122,687	191,751	(69,064)	(36.02%)

Loans, net of unearned income and deferred fees and costs and the allowance for loan losses, grew when December 31, 2022 is compared with December 31, 2021 due to customer demand in the Company’s primary markets.  During 2022, the Company expanded its lending footprint, opening two new loan production offices in Charlottesville and Staunton, Virginia.

Securities available for sale are reported at fair value, which moves inversely to interest rate changes.  The Federal Reserve increased interest rates substantially during 2022, causing a decline in securities fair value when December 31, 2022 is compared with December 31, 2021.

Customer deposits increased when December 31, 2022 is compared with December 31, 2021, in all categories except for time deposits.  Time deposit offering rates were set strategically low during 2022. During the fourth quarter of 2022, deposits decreased from the third quarter of 2022 due to competitive pressure.

When December 31, 2022 is compared with December 31, 2021, the decrease in total assets and in stockholders’ equity is primarily due to a decline in the market value of securities.

Asset Quality

Key indicators of NBI’s asset quality are presented in the following table:

	12/31/2022	12/31/2021
Nonperforming loans(1)	$2,847	$2,873
Loans past due 90 days or more and accruing	8	90
Other real estate owned	662	957
Allowance for loan losses to loans(2)	0.96%	0.96%
Net charge-off ratio	0.02%	0.05%

(1)	Nonperforming loans are nonaccrual loans and troubled debt restructurings ("TDRs") in nonaccrual status. Accruing TDRs are not included.
(2)	Loans are net of unearned income and deferred fees and costs.

The Company monitors asset quality indicators in managing credit risk and in determining the allowance and provision for loan losses. As of December 31, 2022, nonperforming loans, other real estate owned ("OREO"), and loans past due 90 days or more improved when compared with levels as of December 31, 2021. The net charge-off ratio decreased from 2021 to 2022.

The Company believes that sufficient resources have been dedicated to working out problem assets, and exposure to loss is somewhat mitigated because most of the nonperforming loans are collateralized. More information about nonaccrual and past due loans is provided in Note 1 and Note 5 of Notes to Consolidated Financial Statements. The Company continues to carefully monitor risk levels within the loan portfolio.

Income Statement

The following provides information on the results of operations for the years ended December 31, 2022 and December 31, 2021.

Net Interest Income

The Company’s primary source of revenue is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid on customer deposits and other interest-bearing liabilities. Net interest income is affected by various factors, including the Federal Reserve’s monetary policy, U.S. fiscal policy, competitive pressure, the level and composition of the interest-earning assets and the composition of interest-bearing liabilities. Changes in the Federal Reserve’s target interest rate immediately affect the yield on the Company’s interest-bearing deposits in correspondent banks and affect other interest-earning assets over time. The primary source of funds used to support the Company’s interest-earning assets is deposits. When the interest rate environment changes, the Company assesses competition for deposits in determining changes to its offering rates.

The net interest margin for the year ended December 31, 2022 improved when compared with the year ended December 31, 2021.  Federal Reserve rate increases during 2022 improved yields on interest-bearing deposits in correspondent banks and on adjustable-rate mortgage backed securities.  The yield on loans decreased during 2022,  due to PPP fees received in 2021, however the yield on loans originated or repriced after March of 2022 benefitted from the Federal Reserve rate increases.  High levels of customer deposits and low competition during 2022 allowed the Company to maintain low interest expense for the year ended December 31, 2022, compared with the year ended December 31, 2021.  During the fourth quarter of 2022, the Company experienced higher competition and pricing pressure on deposits, and expects this will continue into 2023.

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

	December 31, 2022			December 31, 2021
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans (1)(2)(3)(4)(5)	$833,226	$34,579	4.15%	$787,754	$35,241	4.47%
Taxable securities, at amortized cost(6)	669,515	12,788	1.91%	524,818	7,960	1.52%
Nontaxable securities, at amortized cost (2)	75,487	2,308	3.06%	80,059	2,577	3.22%
Interest-bearing deposits	88,963	1,353	1.52%	133,020	170	0.13%
Total interest-earning assets	$1,667,191	$51,028	3.06%	$1,525,651	$45,948	3.01%
Interest-bearing liabilities:
Interest-bearing demand deposits	$910,989	$2,794	0.31%	$811,661	$2,657	0.33%
Savings deposits	216,414	148	0.07%	190,997	174	0.09%
Time deposits	77,686	141	0.18%	86,089	267	0.31%
Total interest-bearing liabilities	$1,205,089	$3,083	0.26%	$1,088,747	$3,098	0.28%
Net interest income(2) and interest rate spread		$47,945	2.80%		$42,850	2.73%
Net yield on average interest‑earning assets			2.88%			2.81%

(1)	Loans are net of unearned income and deferred fees and costs. Loans include loans held in portfolio and loans held for sale.
(2)	Interest on nontaxable loans and securities is computed on an FTE basis using a Federal income tax rate of 21%.
(3)	Net loan fees included in interest income in 2022 were $230. Net loan fees included in interest income in 2021 were $2,558, of which $2,444 were related to PPP loans.
(4)

In 2021, average loans included PPP loans of $25,600 with associated interest and fee income of $2,711. If PPP loans were excluded the FTE yield on loans would have been 4.27%, and the net interest margin would have been 2.63%. The vast majority of PPP loans were paid off by December 31, 2021.

(5)	Nonaccrual loans are included in average balances for yield computations.
(6)	Includes restricted stock.

The following table reconciles net interest income on an FTE basis to net interest income on a GAAP basis for the years indicated.

	December 31,
	2022	2021
Net interest income, GAAP	$47,026	$41,889
FTE adjustment	919	961
Net interest income, FTE	$47,945	$42,850

Analysis of Changes in Interest Income and Interest Expense

The following table sets forth, for the years indicated, a summary of the changes in interest income and interest expense resulting from changes in average asset and liability balances (volume) and changes in average interest rates (rate).

	2022 Over 2021
	Changes Due To
	Rates(2)	Volume(2)	Net Dollar Change
Interest income: (1)
Loans	$(2,631)	$1,969	$(662)
Taxable securities	2,340	2,488	4,828
Nontaxable securities	(126)	(143)	(269)
Interest-bearing deposits	1,257	(74)	1,183
Increase in income on interest-earning assets	$840	$4,240	$5,080
Interest expense:
Interest-bearing demand deposits	$(175)	$312	$137
Savings deposits	(47)	21	(26)
Time deposits	(102)	(24)	(126)
Increase (decrease) in expense of interest-bearing liabilities	$(324)	$309	$(15)
Increase in net interest income	$1,164	$3,931	$5,095

(1)	FTE basis using a Federal income tax rate of 21%.
(2)

Variances caused by the change in rate multiplied by the change in volume have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each.

Total interest income increased when the year ended December 31, 2022 is compared with the year ended December 30, 2021, primarily due to volume.  Rate-related income on loans fell when the year ended December 31, 2022 is compared with the year ended December 31, 2021 due to PPP fees that were received during 2021.  However, increased volume offset much of the impact of lower income from rates.

Federal Reserve interest rate increases in 2022 improved yield on interest-bearing deposits and yield on variable-rate and new taxable securities, when the year ended December 31, 2022 is compared with the year ended December 31, 2021. Higher volume in taxable securities also increased interest income. Income on nontaxable securities decreased when the year ended December 31, 2022 is compared with the year ended December 31, 2021, as higher-yielding nontaxable securities matured and were not replaced.

Deposit volume increased interest expense that was mitigated by lower deposit offering rates, when the years ended December 31, 2022 and 2021 are compared.

The following table sets forth a summary of the changes in interest income and interest expense resulting from changes in average asset and liability balances (volume) and changes in average interest rates (rate), when the year ended December 31, 2021 is compared with the year ended December 31, 2020.

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

The following table shows the results of rate shocks on net interest income projected for one year from the reporting date. For purposes of this analysis, noninterest income and expenses are assumed to be flat.

Rate Shift (basis points)	Change in Projected Net Interest Income as of December 31,
	2022	2021
300	-10.7%	2.5%
200	-7.0%	2.9%
100	-3.4%	2.5%
(-)100	1.3%	0.0%
(-)200	0.6%	NA
(-)300	-1.78%	NA

Results of the net interest income simulation as of December 31, 2022 indicate that the Company is liability sensitive, a change from the asset sensitive position as of December 31, 2021.  The simulation process requires certain estimates and assumptions including, but not limited to, asset growth, the mix of assets and liabilities, the interest rate environment and local and national economic conditions. Asset growth and the mix of assets can, to a degree, be influenced by management. Other areas, such as the interest rate environment and economic factors, cannot be controlled. In addition, competitive pressures can make it difficult to price deposits and loans in a manner that optimally minimizes interest rate risk. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes; changes in market conditions and customer behavior; and changes in management strategies.

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

Provision for (Recovery of) Loan Loss

Provision for loan loss for the year ended December 31, 2022 was $706, compared with a recovery of $398 for the year ended December 31, 2021.  The ratio of the allowance for loan loss to total loans was 0.96% as of December 31, 2022 and December 31, 2021.  The provision for the year ended December 31, 2022 reflects loan portfolio growth and changes in factors detailed in “Balance Sheet – Loans – Allowance for Loan Losses” below.  The recovery in 2021 reflected improved economic indicators from those in 2020.  More information about the level and calculation methodology of the allowance for loan losses is provided in Notes 1 and 5 of Notes to Consolidated Financial Statements.

Noninterest Income

The following table presents the Company’s noninterest income for the years indicated.

	Year Ended December 31,		Change
	2022	2021	Dollar	Percent
Service charges on deposits	$2,425	$2,045	$380	18.58%
Other service charges and fees	214	179	35	19.55%
Credit card fees, net	1,916	1,869	47	2.51%
Trust income	1,817	1,792	25	1.40%
Bank-owned life insurance income	958	910	48	5.27%
Gain on sale of mortgage loans	157	364	(207)	(56.87)%
Gain on sale of private equity investment	3,823	-	3,823	100.00%
Other income	1,091	1,261	(170)	(13.48)%
Realized securities gains, net	-	6	(6)	(100.00)%
Total noninterest income	$12,401	$8,426	$3,975	47.18%

Service charges on deposit accounts increased when the year ended December 31, 2022 is compared with the year ended December 31, 2021, primarily due to fees generated from increased customer use of the Bank’s overdraft program. Service charges on deposit accounts also include account maintenance fees, ATM fees and wire transfer fees.

Other service charges and fees increased due to higher volume of letters of credit and associated fees, when the year ended December 31, 2022 is compared with the year ended December 31, 2021. Other service charges and fees also include charges for official checks, income from the sale of checks to customers, safe deposit box rent, and income from commissions on the sale of credit life, accident and health insurance.

Increased transaction volume improved credit card fees when the year ended December 31, 2022 is compared with the year ended December 31, 2021. Credit card fees are presented net of certain processing expenses and are dependent on the volume of transactions.

Trust income increased when the year ended December 31, 2022 is compared with the year ended December 31, 2021. Trust fees are generated from a number of different types of accounts, including estates, personal trusts, employee benefit trusts, investment management accounts, attorney-in-fact accounts and guardianships. Trust income varies depending on the number and type of accounts under management and financial market conditions.

The Company purchased an additional $5,000 in bank-owned life insurance (“BOLI”) during 2021, contributing to increased income compared with 2021.

The Federal Reserve’s rate increases in 2022 slowed the level of consumer real estate purchase and refinance activity, decreasing the sale of mortgage loans when compared to 2021.

The Company held an ownership interest in Infinex Investments, Inc. (“Infinex”), through which NBFS provides investment services.  During the fourth quarter of 2022, the Company recognized a gain on the sale of its shares when Infinex was acquired by a larger holding company.  Infinex continues as a division of its new parent company and NBFS continues to work through Infinex to provide investment services .

Other income includes dividends and increases in the Company’s equity-method investments, which decreased when the year ended December 31, 2022 is compared with the year ended December 31, 2021. Other income also includes net gains from the sale of fixed assets and revenue from investment and insurance sales.

Noninterest Expense

The following table presents the Company’s noninterest expense for the years indicated.

	Year Ended December 31,		Change
	2022	2021	Dollar	Percent
Salaries and employee benefits	$16,519	$15,747	$772	4.90%
Occupancy, furniture and fixtures	1,934	1,842	92	4.99%
Data processing and ATM	3,186	3,039	147	4.84%
FDIC assessment	477	422	55	13.03%
Net costs of OREO	325	51	274	537.25%
Franchise taxes	1,483	1,425	58	4.07%
Other operating expenses	3,034	3,554	(520)	(14.63)%
Total noninterest expense	$26,958	$26,080	$878	3.37%

Salaries and employee benefits expense, which includes payroll taxes, health insurance, contributions to the employee stock ownership plan and employee 401(k), pension expense, incentives and salary continuation increased when 2022 is compared with 2021, due to normal compensation and staffing decisions.

When the year ended December 31, 2022 is compared with the year ended December 31, 2021, occupancy, furniture and fixtures expense and data processing and ATM expense increased slightly, as did FDIC assessment expense. The FDIC assessment is accrued based on a method provided by the FDIC.

Net costs of OREO include write-downs, maintenance costs, and net gains or losses on the sale of OREO property. This expense category varies with the number of foreclosed properties owned by NBB and with the costs associated with each. During 2022, the Company wrote down a property by $295 to reflect reduction in list price taken as part of a marketing strategy. Other costs for these properties in 2022 were $30. In 2021, the Company recorded a loss on sale of $26 and other expenses of $25.

Franchise tax expense increased when the years ended December 31, 2022 and 2021 are compared. Franchise taxes are levied by the states in which NBB operates and are based upon NBB’s total equity at the prior year-end, adjusted for real estate taxes and certain other items.

The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs, non-service pension cost and charitable donations. Other operating expenses decreased when the years ended December 31, 2022 and 2021 are compared, primarily due to a decrease of $597 in non-service pension cost. Non-service pension cost is determined by actuarial assumptions and projections. During 2022 and 2021, the calculations resulted in a credit to expense, due to the expected return on plan assets.  For more information on non-service pension cost, please refer to Note 8 of Notes to Consolidated Financial Statements.

Income Taxes

Income tax expense for 2022 was $5,831 compared to $4,251 in 2021. The Company’s statutory tax rate was 21% for such years. The Company’s effective tax rates for 2022 and 2021 were 18.36% and 17.26%, respectively. The expected income tax expense based on the Company’s statutory tax rate differs from the actual income tax expense due to tax exempt income on municipal securities and loans. See Note 9 of Notes to Consolidated Financial Statements for information relating to income taxes.

Balance Sheet

The following provides information on the Company’s financial position as of December 31, 2022 and December 31, 2021.

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

A.	Maturities and Interest Rate Sensitivities

The following table presents maturities and interest rate sensitivities for total loans, loans with predetermined interest rates and loans with adjustable interest rates. Predetermined interest rates do not adjust throughout the life of the loan. Loans are presented on a gross basis.

	December 31, 2022
	< 1 Year	1 – 5 Years	6-15 Years	>15 Years	Total
Total loans:
Real estate construction	$22,781	$20,165	$6,023	$5,610	$54,579
Consumer real estate	4,316	9,207	58,402	149,127	221,052
Commercial real estate	7,118	17,469	79,063	334,238	437,888
Commercial non real estate	14,820	38,746	3,778	308	57,652
Public sector and IDA	-	4,174	27,213	16,687	48,074
Consumer non-real estate	9,759	23,150	956	83	33,948
Total	$58,794	$112,911	$175,435	$506,053	$853,193
Loans with predetermined interest rates:
Real estate construction	$15,844	$14,459	$358	$892	$31,553
Consumer real estate	728	2,309	11,921	28,116	43,074
Commercial real estate	3,828	1,226	4,418	-	9,472
Commercial non real estate	2,492	31,487	1,849	-	35,828
Public sector and IDA	-	4,058	9,590	-	13,648
Consumer non-real estate	3,903	23,103	686	-	27,692
Total loans with predetermined interest rates:	$26,795	$76,642	$28,822	$29,008	$161,267
Loans with adjustable interest rates:
Real estate construction	$6,937	$5,706	$5,665	$4,718	$23,026
Consumer real estate	3,588	6,898	46,481	121,011	177,978
Commercial real estate	3,290	16,243	74,645	334,238	428,416
Commercial non real estate	12,328	7,259	1,929	308	21,824
Public sector and IDA	-	116	17,623	16,687	34,426
Consumer non-real estate	5,856	47	270	83	6,256
Total loans with adjustable interest rates	$31,999	$36,269	$146,613	$477,045	$691,926

B.	Modifications

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

During the year ended December 31, 2022, the Company provided modifications for competitive reasons to 840 loans totaling $120,241. During the year ended December 31, 2021, the Company provided modifications for competitive reasons to 875 loans totaling $112,718. The modifications were not TDRs and were not related to COVID-19.

During 2021, the Company provided modifications to borrowers experiencing COVID-19 related hardship. The modification met criteria specified by the CARES Act, the CAA and regulatory guidance and were not designated TDR, including 37 payment extensions to loans totaling $16,426 and 8 amortizing loans granted temporary interest-only periods totaling $22,135. The Company followed its normal risk rating and nonaccrual designation procedures and did not automatically downgrade or designate as nonaccrual if the loan was modified for COVID-19 related difficulty.

C.	TDRs

Modifications are evaluated to determine whether they meet requirements for designation as TDR. Please refer to Notes 1 and 5 of Notes to Consolidated Financial Statements for information on designation of TDRs during the reporting periods and the effect of default on the allowance for loan losses. The Company’s TDRs, by delinquency status, are presented below:

	TDR Delinquency Status as of December 31, 2022
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual
Consumer real estate	$186	$-	$186	$-	$-
Commercial real estate	2,583	90	-	-	2,493
Commercial non real estate	263	-	-	-	263
Total TDR Loans	$3,032	$90	$186	$-	$2,756

	TDR Delinquency Status as of December 31, 2021
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual
Consumer real estate	$191	$191	$-	$-	$-
Commercial real estate	5,386	2,814	-	-	2,572
Commercial non real estate	301	-	-	-	301
Total TDR Loans	$5,878	$3,005	$-	$-	$2,873

D.	Summary of Loan Loss Experience

The following table provides information about the allowance for loan losses, nonperforming assets and accruing loans past due 90 days or more:

	December 31,
	2022	2021
Allowance for loan losses	$8,225	$7,674
Total loans, net of unearned income and deferred fees	852,744	803,248
Allowance for loan losses to loans, net of unearned income and deferred fees and costs	0.96%	0.96%

Nonaccrual loans	$91	$-
TDR loans in nonaccrual status	2,756	2,873
Total nonperforming loans	$2,847	$2,873
Other real estate owned, net	662	957
Total nonperforming assets	$3,509	$3,830
Nonperforming loans to total loans, net of unearned income and deferred fees and costs	0.33%	0.36%
Allowance for loan losses to nonperforming loans	288.90%	267.11%
Nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.41%	0.48%
Allowance for loan losses to nonperforming assets	234.40%	200.37%

Accruing loans past due 90 days or more	$8	$90

 More information about the level and calculation methodology of the allowance for loan losses is provided in the sections “Allowance for Loan Losses” as well as Notes 1 and 5 of Notes to Consolidated Financial Statements.

E.	Analysis of Net Charge-Offs

The following tables show net charge-offs, average loan balance and the percentage of charge-offs to average loan balance for each of the Company’s loan segments at the end of each period. Average loans are presented net of unearned income and net deferred fees.

	December 31, 2022
	Net Charge-Offs (Recoveries)	Average Loans	Percentage of Net Charge-Offs (Recoveries) to Average Loans
Real estate construction	$-	$67,197	-
Consumer real estate	(16)	213,578	(0.01)%
Commercial real estate	(49)	422,259	(0.01)%
Commercial non real estate	(9)	53,742	(0.02)%
Public Sector and IDA	-	48,112	-
Consumer non-real estate	229	33,183	0.69%
Total	$155	$833,071	0.02%

	December 31, 2021
	Net Charge-Offs (Recoveries)	Average Loans	Percentage of Net Charge-Offs (Recoveries) to Average Loans
Real estate construction	$-	$45,463	-
Consumer real estate	(7)	193,159	-
Commercial real estate	(159)	402,146	(0.04)%
Commercial non real estate	493	68,917	0.72%
Public Sector and IDA	-	45,829	-
Consumer non-real estate	82	31,589	0.26%
Total	$409	$787,103	0.05%

The Company charges off commercial real estate loans at the time that a loss is confirmed. When delinquency status or other information indicates that the borrower will not repay the loan, the Company considers collateral value based upon a current appraisal or internal evaluation. Any loan amount in excess of collateral value is charged off and the collateral is taken into OREO.

F.	Allowance for Loan Losses

The Company’s risk analysis as of December 31, 2022 determined an allowance for loan losses of $8,225 or 0.96% of loans net of unearned income and deferred fees and costs. The allowance as of December 31, 2021 was $7,674 or 0.96% of loans net of unearned income and deferred fees and costs. To determine the appropriate level of the allowance for loan losses, the Company considers credit risk for certain loans designated as impaired and for non-impaired (“collectively evaluated”) loans.

Individually Evaluated Impaired Loans

Individually evaluated impaired loans decreased from December 31, 2021 to December 31, 2022, due to the payoff of one relationship. As of December 31, 2022 individually evaluated loans were $3,032 on a gross basis and $3,033 net of unearned income and deferred fees and costs. Individually evaluated impaired loans as of December 31, 2021 were $5,878 gross and $5,880 net of unearned income and deferred fees and costs. Measurement as of December 31, 2022 and December 31, 2021 did not result in specific allocations to the allowance for loan losses.

Collectively Evaluated Loans

Collectively evaluated loans totaled $850,161 gross and $849,711 net of unearned income and deferred fees and costs, with an allowance of $8,225 or 0.97% of collectively evaluated loans net of unearned income and deferred fees and costs as of December 31, 2022. As of December 31, 2021, collectively evaluated loans totaled $797,851 gross and $797,368 net of unearned income and deferred fees and costs, with an allowance of $7,674 or 0.96% of collectively evaluated loans net of unearned income and deferred fees and costs.

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

Net Charge-Offs

Increases in the net charge-off rate require the allowance for collectively evaluated loans to be increased, while decreases in the net charge-off rate require the allowance for collectively evaluated loans to be decreased. On a portfolio level, net charge-offs were $155 for the year ended December 31, 2022, or 0.02% of average loans. For the year ended December 31, 2021, net charge-offs were $409 or 0.05% of average loans. The 8-quarter average historical loss rate was 0.03% for the year ended December 31, 2022 and 0.05% for the year ended December 31, 2021.

Economic Factors

Economic factors influence credit risk and impact the allowance for loan loss. The Company sources economic data pertinent to its market from the most recently available publications, including unemployment, business and personal bankruptcy filings, the residential vacancy rate and the inventory of new and existing homes.

As of December 31, 2022, the unemployment rate for the Company’s market area was measured as of November 2022 and increased from the measurement available as of December 31, 2021, leading management to increase the allocation to the allowance for loan losses.

Business and personal bankruptcy filing data was available as of September 2022. Higher bankruptcy filings indicate heightened credit risk and increase the allowance for loan losses, while lower bankruptcy filings have a beneficial impact on credit risk. Compared with data available as of December 31, 2021, business bankruptcy filings slightly decreased and personal bankruptcy filings slightly increased.

Residential vacancy rates and housing inventory impact the Company’s residential construction customers and the consumer real estate market. Higher levels increase credit risk. The residential vacancy rate as of December 31, 2022 was measured as of the third quarter of 2022 and worsened slightly from the data incorporated into the December 31, 2021 calculation, resulting in a higher allocation. Housing inventory data was available as of December 31, 2022. The level was slightly higher than as of December 31, 2021, resulting in a higher allocation.

Economic factors in 2021 included an allocation for national unemployment filings. This factor was added early in the COVID-19 pandemic to capture risk that may not have been reflected by the Company’s standard economic indicators. By the beginning of 2022, national unemployment filings had returned to pre-pandemic levels for a sustained period and the Company removed the allocation.

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

Accruing loans past due 30-89 days were 0.16% of total loans net of unearned income and deferred fees and costs as of December 31, 2022, an increase from 0.12% as of December 31, 2021. As of December 31, 2022, accruing loans past due 90 days were $8, compared with $90 or 0.01% of total loans, net of unearned income and deferred fees and costs as of December 31, 2021. Nonaccrual loans as a percentage of total loans net of unearned income and deferred fees and costs were 0.33% as of December 31, 2022 and 0.36% as of December 31, 2021.

Loans rated special mention and classified (together, “criticized assets”) indicate heightened credit risk. Higher levels of criticized assets increase the required level of the allowance for collectively evaluated loans, while lower levels of criticized assets reduce the required level of the allowance for collectively evaluated loans. There were no collectively evaluated loans rated special mention as of December 31, 2022, compared with $3,728 as of December 31, 2021, due to improvement in credit quality of a large relationship. Collectively evaluated loans rated classified were $1,393 as of December 31, 2022 and $1,064 as of December 31, 2021.

Other Factors

The Company considers other factors that impact credit risk, including the interest rate environment, the competitive, legal and regulatory environments, changes in lending policies and loan review, changes in management, and high risk loans.

The interest rate environment impacts variable rate loans. When interest rates increase, the payment on variable rate loans increases, which may increase credit risk. The Federal Reserve increased the target Fed Funds rate seven times, totaling 425 basis points during 2022, resulting in an increased allocation for December 31, 2022 compared with the allocation for December 31, 2021.

The competitive, legal and regulatory environments were evaluated for changes that would impact credit risk. Higher competition for loans may increase credit risk, while lower competition may decrease credit risk. Competition remained at a similar level to that as of December 31, 2021. The legal and regulatory environments remain in a similar posture to that as of December 31, 2021.

Lending policies, loan review procedures and management’s experience influence credit risk. During 2022, appraisal requirements on residential real estate changed, resulting in an increased allocation from December 31, 2021. Loan review procedures remained similar to those as of December 31, 2021 and no allocation was taken. The allocation for management experience declined from December 31, 2021 to December 31, 2022, due to the hiring of a seasoned Chief Credit Officer to replace the former Chief Credit Officer who left at the end of 2021.

Levels of high risk loans are considered in the determination of the level of the allowance for loan loss. A decrease in the level of high risk loans within a class decreases the required allocation for the loan class, and an increase in the level of high risk loans within a class increases the required allocation for the loan class. Total high risk loans decreased 7.67% from the level as of December 31, 2021.

Unallocated Surplus

The unallocated surplus as of December 31, 2022 was $179 or 2.23% in excess of the calculated requirement. The unallocated surplus as of December 31, 2021 was $361 or 4.94% in excess of the calculated requirement. The surplus provides some mitigation of current economic uncertainty that may impact credit risk.

Conclusion

The calculation of the appropriate level for the allowance for loan losses incorporates analysis of multiple factors and requires management’s prudent and informed judgment. The Company augmented the calculated requirement with an unallocated surplus. Based on analysis of historical indicators, asset quality and economic factors, management believes the level of allowance for loan losses is reasonable for the credit risk in the loan portfolio as of December 31, 2022.

Please refer to Note 5 of Notes to Consolidated Financial Statements for further information on collectively evaluated loans, individually evaluated impaired loans and the unallocated portion of the allowance for loan losses.

G.	Allocation of the Allowance for Loan Losses

The allowance for loan losses has been allocated according to the amount deemed necessary to provide for anticipated losses within the categories of loans as of the dates indicated. Loans are presented net of unearned income and net deferred fees and costs.

	December 31, 2022			December 31, 2021
	Allowance Amount	Percent of Loans to Total Loans	Percent of Allowance to Loans	Allowance Amount	Percent of Loans to Total Loans	Percent of Allowance to Loans
Real estate construction	$450	6.40%	0.82%	$422	6.07%	0.87%
Consumer real estate	2,199	25.93%	0.99%	1,930	26.02%	0.92%
Commercial real estate	3,642	51.33%	0.83%	3,121	50.49%	0.77%
Commercial non real estate	930	6.76%	1.61%	1,099	7.50%	1.82%
Public sector and IDA	319	5.64%	0.66%	297	5.97%	0.62%
Consumer non-real estate	506	3.94%	1.50%	444	3.95%	1.40%
Unallocated	179	-	-	361	-	-
	$8,225	100.00%	0.96%	$7,674	100.00%	0.96%

An analysis of the allowance for loan losses by impairment basis follows. Loans are presented on a gross basis.

	December 31,
	2022	2021
Impaired loans	$3,032	$5,878
Allowance related to impaired loans	-	-
Allowance to impaired loans	-	-

Non-impaired loans	850,161	797,851
Allowance related to non-impaired loans	8,225	7,674
Allowance to non-impaired loans	0.97%	0.96%

Total gross loans	853,193	803,729
Less: unearned income and deferred fees and costs	(449)	(481)
Loans, net of unearned income and deferred fees and costs	852,744	803,248
Allowance for loan losses, total	8,225	7,674
Allowance as a percentage of loans, net of unearned income and deferred fees and costs	0.96%	0.96%

Please refer to the discussion under “Allowance for Loan Losses” for additional information on the determination of the allowance for loan loss.

Securities

The Company's securities are designated as available for sale and as such, are reported at fair value. The following table presents information on securities available for sale as of the dates indicated.

			Change
	December 31, 2022	December 31, 2021	Dollar	Percent
Securities available for sale at amortized cost	$759,917	$682,467	$77,450	11.35%
Unrealized (loss) gain	(103,065)	3,613	(106,678)	NM
Securities available for sale	$656,852	$686,080	$29,228	(4.26)%

The securities portfolio is subject to the volatility and risk in the financial markets. The risk in financial markets, including interest rate risk and credit risk, affects the Company in the same way that it affects other institutional and individual investors. The fair value of available for sale securities is reflected on the Company's balance sheet. The unrealized loss in the Company’s investment portfolio is due to interest rate risk, the result of increases in the Federal Reserve’s target interest rate during 2022.  The Company’s Asset Liability Management Committee is closely monitoring all of the Company’s financial assets and liabilities in order to manage interest rate risk.

Credit risk in the Company’s investment portfolio is evaluated on an individual security basis.  The Company’s investment portfolio includes corporate bonds. If the corporate issuers were to default, there could be a delay in the payment of interest, or there could be a loss of principal and accrued interest. To date, there have been no defaults in any of the corporate bonds held in the portfolio. The Company’s investment portfolio also contains a large percentage of municipal bonds. If economic forces reduce the ability of states and municipalities to make scheduled principal and interest payments on their outstanding indebtedness, or if their income from taxes and other sources declines significantly, states and municipalities could default on their bond obligations. There have been no defaults among the municipal bonds in the Company’s investment portfolio.  As of December 31, 2022, there are no credit risk concerns with any of the Company’s securities.

The majority of mortgage-backed securities and collateralized mortgage obligations were backed by U.S. government agencies. Certain holdings are required to be periodically subjected to the Federal Financial Institution Examination Council’s (FFIEC) high risk mortgage security test. These tests address possible fluctuations in the average life and variances caused by the change in rate times the change in volume that have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each.

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

Additional information about securities available for sale can be found in Note 3 of Notes to Consolidated Financial Statements.

Deposits

The following table presents deposits by category:

			Change
	December 31, 2022	December 31, 2021	Dollar	Percent
Noninterest-bearing demand deposits	$327,713	$317,430	$10,283	3.24%
Interest-bearing demand deposits	933,269	890,124	43,145	4.85%
Saving deposits	214,114	208,065	6,049	2.91%
Time deposits	67,629	78,968	(11,339)	(14.36)%
Total deposits	$1,542,725	$1,494,587	$48,138	3.22%

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

A.	Average Amounts of Deposits and Average Rates Paid

Average amounts and average rates paid on deposit categories are presented below:

	Year Ended December 31,
	2022		2021
	Average Amounts	Average Rates Paid	Average Amounts	Average Rates Paid
Noninterest-bearing demand deposits	$338,269	-	$316,976	-
Interest-bearing demand deposits	910,989	0.31%	811,661	0.33%
Savings deposits	216,414	0.07%	190,997	0.09%
Time deposits	77,686	0.18%	86,089	0.31%
Average total deposits	$1,543,358	0.20%	$1,405,723	0.22%

B.	Uninsured Deposits

FDIC insurance covers deposits of up to $250 per depositor. As of December 31, 2022, $665,002 of the Bank’s deposits were uninsured. The following table sets forth time deposits that exceed $250.

	December 31, 2022
	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
Total time deposits exceeding $250	$-	$7,454	$8,600	$2,556	$18,610

Derivatives and Market Risk Exposures

The Company engages in derivative financial instruments associated with its secondary market operation. The derivatives are recorded within other assets and other liabilities. Please refer to Note 1 of Notes to Consolidated Financial Statements for information on derivative valuation. The Company is not a party to derivatives with off-balance sheet risks such as futures, forwards, swaps, and options.

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

The Company’s investments in mortgage-backed securities are primarily through the Government National Mortgage Association and Federal National Mortgage Association. See Note 3 of Notes to Consolidated Financial Statements for additional information relating to securities.

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

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse liquidity sources, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and FHLB advances. As of December 31, 2022, the Bank did not have purchased deposits, discount window borrowings, short-term borrowings, or FHLB advances.  To assure that short-term borrowing is readily available, the Company tests accessibility annually.

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

Regulatory capital levels determine the Company’s ability to use purchased deposits and the Federal Reserve discount window. As of December 31, 2022, the Company is considered well capitalized and does not have any restrictions on purchased deposits or borrowing ability at the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. As of December 31, 2022, the Company’s liquidity is sufficient to meet projected trends.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. As of December 31, 2022, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s internally-set target range. As of December 31, 2022, the loan to deposit ratio was 55.28%. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on lease arrangements, contractual commitments with depositors, and service contracts. The table below presents our significant contractual obligations, except for pension and other postretirement benefit plans, which are included in Note 8 of Notes to Consolidated Financial Statements.

December 31, 2022	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Time deposits	$67,629	$53,891	$8,186	$5,395	$157
Purchase obligations (1)	10,763	4,831	5,232	700	-
Operating leases	1,571	360	606	399	206
Total	$79,963	$59,082	$14,024	$6,494	$363

(1)	Includes contracts with a minimum annual payment of $100.

As of December 31, 2022, the Company was not aware of any other known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of December 31, 2022, the Company has no material commitments for long term debt or for capital expenditures.

Capital Resources

Total stockholders’ equity as of December 31, 2022 was $122,687, a decrease of $69,064, or 36.02%, from $191,751 as of December 31, 2021. The decline in stockholders’ equity is due to the change in market value of the securities portfolio, which was in a gain position as of December 31, 2021 and ended December 31, 2022 in a loss position. Unrealized gains and losses in the securities portfolio are reflected in the equity component, accumulated other comprehensive income (loss). The largest component of stockholders’ equity, retained earnings, increased from $188,229 as of December 31, 2021 to $199,091 as of December 31, 2022. The increase stemmed from net income of $25,932, offset by dividends of $8,950 and repurchases of shares of $6,120.

The Company qualifies as a small bank holding company under the Federal Reserve’s Small Bank Holding Company Policy Statement, which exempts bank holding companies with less than $3 billion in assets from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements. NBB is subject to various capital requirements administered by banking agencies, including an additional capital conservation buffer in order to make capital distributions or discretionary bonus payments. Risk-based capital ratios are calculated in compliance with OCC rules based on the Basel III Capital Rules. The Bank’s ratios are well above the required minimums as of December 31, 2022 and December 31, 2021. Risk based capital ratios for NBB are shown in the following tables.

	Ratios at December 31, 2022	Ratios at December 31, 2021	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservation Buffer
Total Capital Ratio	17.57%	19.50%	8.00%	10.50%
Tier I Capital Ratio	16.81%	18.72%	6.00%	8.50%
Common Equity Tier I Capital Ratio	16.81%	18.72%	4.50%	7.00%
Leverage Ratio	10.50%	11.16%	4.00%	4.00%

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements as of December 31, 2022 are detailed in the table below.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Commitments to extend credit	$197,459	$197,459	$-	$-	$-
Standby letters of credit	17,021	17,021	-	-	-
Mortgage loans with potential recourse	8,654	8,654	-	-	-
Operating leases	1,571	360	606	399	206
Total	$224,705	$223,494	$606	$399	$206

In the normal course of business the Company’s banking affiliate extends lines of credit to its customers. Amounts drawn upon these lines vary at any given time depending on the business needs of the customers.

Standby letters of credit are also issued to the Bank’s customers. There are two types of standby letters of credit. The first is a guarantee of payment to facilitate customer purchases. The second type is a performance letter of credit that guarantees a payment if the customer fails to perform a specific obligation. Revenue from these letters was approximately $71 in 2022.

While it would be possible for customers to fully draw on approved lines of credit and for beneficiaries to call all letters of credit, historically this has not occurred. In the event of a sudden and substantial draw on these lines, the Company has its own lines of credit from which it can draw funds. A sale of loans or investments would also be an option to meet liquidity demands.

The Company sells mortgages on the secondary market subject to recourse agreements. The mortgages originated must meet strict underwriting and documentation requirements for the sale to be completed. The Company estimates a potential loss reserve for recourse provisions. The amount is not material as of December 31, 2022. To date, no recourse provisions have been invoked.

Operating leases are for buildings used in the Company’s day-to-day operations.

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements for information relating to recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Consolidated Balance Sheets	December 31,
$ in thousands, except per share data	2022	2021
Assets
Cash and due from banks	$12,403	$8,768
Interest-bearing deposits	59,026	130,021
Securities available for sale, at fair value	656,852	686,080
Restricted stock, at cost	941	845
Mortgage loans held for sale	-	615
Loans:
Real estate construction loans	54,579	48,841
Consumer real estate loans	221,052	208,977
Commercial real estate loans	437,888	405,722
Commercial non real estate loans	57,652	60,264
Public sector and IDA loans	48,074	47,899
Consumer non-real estate loans	33,948	32,026
Total loans	853,193	803,729
Less unearned income and deferred fees and costs	(449)	(481)
Loans, net of unearned income and deferred fees and costs	852,744	803,248
Less allowance for loan losses	(8,225)	(7,674)
Loans, net	844,519	795,574
Premises and equipment, net	10,371	9,722
Accrued interest receivable	6,001	5,104
Other real estate owned, net	662	957
Goodwill	5,848	5,848
Bank-owned life insurance (BOLI)	43,312	42,354
Other assets	37,616	16,287
Total assets	$1,677,551	$1,702,175
Liabilities and Stockholders’ Equity
Noninterest-bearing demand deposits	$327,713	$317,430
Interest-bearing demand deposits	933,269	890,124
Savings deposits	214,114	208,065
Time deposits	67,629	78,968
Total deposits	1,542,725	1,494,587
Accrued interest payable	106	48
Other liabilities	12,033	15,789
Total liabilities	1,554,864	1,510,424
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $1.25 par value. Authorized 10,000,000 shares; issued and outstanding, 5,889,687 shares at December 31, 2022 and 6,063,937 at December 31, 2021	7,362	7,580
Retained earnings	199,091	188,229
Accumulated other comprehensive loss, net	(83,766)	(4,058)
Total stockholders’ equity	122,687	191,751
Total liabilities and stockholders’ equity	$1,677,551	$1,702,175

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	Year ended December 31,
$ in thousands, except per share data	2022	2021
Interest Income
Interest and fees on loans	$34,253	$34,923
Interest on interest-bearing deposits	1,353	170
Interest and dividends on securities – taxable	12,788	7,960
Interest on securities – nontaxable	1,715	1,934
Total interest income	50,109	44,987

Interest Expense
Interest on deposits	3,083	3,098
Net interest income	47,026	41,889
Provision for (recovery of) loan losses	706	(398)
Net interest income after provision for (recovery of) loan losses	46,320	42,287

Noninterest Income
Service charges on deposit accounts	2,425	2,045
Other service charges and fees	214	179
Credit and debit card fees, net	1,916	1,869
Trust income	1,817	1,792
BOLI income	958	910
Gain on sale of mortgage loans	157	364
Gain on sale of private equity investment	3,823	-
Other income	1,091	1,261
Realized securities gains, net	-	6
Total noninterest income	12,401	8,426

Noninterest Expense
Salaries and employee benefits	16,519	15,747
Occupancy, furniture and fixtures	1,934	1,842
Data processing and ATM	3,186	3,039
FDIC assessment	477	422
Net costs of other real estate owned	325	51
Franchise taxes	1,483	1,425
Other operating expenses	3,034	3,554
Total noninterest expense	26,958	26,080
Income before income taxes	31,763	24,633
Income tax expense	5,831	4,251
Net income	$25,932	$20,382
Basic and fully diluted net income per common share	$4.33	$3.28

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive (Loss) Income	Year ended December 31,
$ in thousands	2022	2021
Net Income	$25,932	$20,382

Other Comprehensive Loss, Net of Tax
Unrealized holding loss on available for sale securities net of tax of ($22,403) in 2022 and ($2,740) in 2021	(84,275)	(10,308)
Reclassification adjustment for gain included in net income, net of tax of ($1) in 2021	-	(5)
Net pension gain arising during the period, net of tax of $1,214 in 2022 and $862 in 2021	4,567	3,244
Less amortization of prior service cost included in net periodic pension cost, net of tax of ($2) in 2021	-	(9)
Other comprehensive loss, net of tax of ($21,189) in 2022 and ($1,881) in 2021	(79,708)	(7,078)
Total Comprehensive (Loss) Income	$(53,776)	$13,304

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

$ in thousands, except per share data	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	$8,040	$189,547	$3,020	$200,607
Net income	-	20,382	-	20,382
Other comprehensive loss, net of tax of ($1,881)	-	-	(7,078)	(7,078)
Cash dividends of $1.44 per share	-	(8,806)	-	(8,806)
Stock repurchase of 368,083 shares	(460)	(12,894)	-	(13,354)
Balance at December 31, 2021	$7,580	$188,229	$(4,058)	$191,751
Net income	-	25,932	-	25,932
Other comprehensive loss, net of tax of ($21,189)	-	-	(79,708)	(79,708)
Cash dividends of $1.50 per share	-	(8,950)	-	(8,950)
Stock repurchase of 174,250 shares	(218)	(6,120)	-	(6,338)
Balance at December 31, 2022	$7,362	$199,091	$(83,766)	$122,687

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Year ended December 31,
$ in thousands	2022	2021
Cash Flows from Operating Activities
Net income	$25,932	$20,382
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	706	(398)
Deferred income tax (benefit) expense	(109)	152
Depreciation of premises and equipment	609	636
Amortization of premiums and accretion of discounts, net	1,257	1,688
Gain on disposal of fixed assets	(9)	-
Gain on calls and sales of securities available for sale, net	-	(6)
Loss and write-down on other real estate owned	295	25
Income on investment in BOLI	(958)	(910)
Gain on sale of mortgage loans held for sale	(157)	(364)
Origination of mortgage loans held for sale	(7,882)	(17,672)
Sale of mortgage loans held for sale	8,654	18,287
Net change in:
Accrued interest receivable	(897)	(76)
Other assets	(24)	1,661
Accrued interest payable	58	(8)
Other liabilities	2,025	(515)
Net cash provided by operating activities	29,500	22,882

Cash Flows from Investing Activities
Proceeds from repayments of mortgage-backed securities	32,664	44,881
Proceeds from calls, sales and maturities of securities available for sale	5,970	20,377
Purchases of securities available for sale	(117,341)	(219,331)
Net change in restricted stock	(96)	434
Purchases of loan participations	(19,051)	(25,167)
Collections of loan participations	21,452	15,191
Loan originations and principal collections, net	(52,271)	(25,289)
Proceeds from disposal of other real estate owned	-	621
Proceeds from disposal of repossessed assets	-	11
Recoveries on loans charged off	212	346
Purchase of BOLI	-	(5,000)
Additions to premises and equipment	(1,258)	(323)
Proceeds from sale of premises and equipment	9	-
Net cash used in investing activities	(129,710)	(193,249)
Cash Flows from Financing Activities
Net change in time deposits	(11,339)	(10,614)
Net change in other deposits	59,477	208,058
Cash dividends paid	(8,950)	(8,806)
Shares repurchased	(6,338)	(13,354)
Net cash provided by financing activities	32,850	175,284

Net change in cash and due from banks	(67,360)	4,917
Cash and due from banks at beginning of year	138,789	133,872
Cash and due from banks at end of year	$71,429	$138,789

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$3,025	$3,106
Income taxes paid	3,861	3,180

Supplemental Disclosures of Noncash Activities
Loans charged against the allowance for loan losses	$367	$755
Loans transferred to other real estate owned	-	50
Loans transferred to repossessed assets	7	11
Unrealized loss on securities available for sale	(106,678)	(13,054)
Minimum pension liability adjustment	5,781	4,095
Lease liabilities arising from obtaining right-of-use assets during the period	161	-

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

Securities

Certain debt securities that management has the positive intent and ability to hold to maturity may be classified as “held to maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held to maturity or trading, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive loss. The Company uses the interest method to recognize purchase premiums and discounts in interest income over the term of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The Company follows the accounting guidance related to recognition and presentation of other–than-temporary impairment (“OTTI”). The guidance specifies that if (a) an entity does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that the entity will not have to sell the debt security prior to recovery, the security would not be considered OTTI, unless there is a credit loss. When criteria (a) and (b) are met, the entity will recognize the credit component of an OTTI of a debt security in earnings and the remaining portion in other comprehensive loss.

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

The Company’s loans are grouped into six segments: real estate construction, consumer real estate, commercial real estate, commercial non real estate, public sector and IDA, and consumer non-real estate. Each segment is subject to certain risks that influence pricing, loan structures, approval requirements, reserves, and ongoing credit management.

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

We do not offer certain high risk loan products such as interest-only consumer mortgage loans, hybrid loans, payment option adjustable rate mortgages (“ARMs”), reverse mortgage loans, loans with initial teaser rates or any product with negative amortization. A hybrid loan begins as a fixed rate mortgage and after a set number of years, automatically adjusts to an ARM. Payment option ARMs usually have adjustable rates, for which borrowers choose their monthly payment of either a full payment, interest only, or a minimum payment which may be lower than the payment required to reduce the balance of the loan in accordance with the originally underwritten amortization.

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

Commercial Non Real Estate Loans. Commercial non real estate loans are secured by collateral other than real estate, or are unsecured. Credit risk for commercial non real estate loans is subject to economic conditions, borrower repayment ability and collateral value (if secured). Commercial and agricultural loans primarily finance equipment acquisition, expansion, working capital, and other general business purposes. Because these loans have a higher degree of risk, the Bank generally obtains collateral such as inventory, accounts receivables or equipment and personal guarantees from the borrowing entity’s principal owners. The Bank’s policy limits lending up to 60% of the appraised value for inventory, up to 90% of the lower of cost of market value of equipment and up to 70% for accounts receivables less than 90 days old. Credit decisions are based upon an assessment of the financial capacity of the applicant, including the primary borrower’s ability to repay within proposed terms, a risk assessment, financial strength of guarantors and adequacy of collateral. Credit agency reports of individual owners’ credit history supplement the analysis.

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

Consumer Non-Real Estate Loans. Consumer non-real estate includes credit cards, automobile and other consumer loans. Credit cards and certain other consumer loans are unsecured, while collateral is obtained for automobile loans and other consumer loans. Credit risk stems primarily from the borrower’s ability to repay. Our procedures for underwriting consumer loans include an assessment of an applicant’s overall financial capacity, including credit history and the ability to meet existing obligations and payments on the proposed loan. If the loan is secured by an automobile or other collateral, the underwriting process also includes a comparison of the value of the collateral security to the proposed loan amount. We require borrowers to maintain collision insurance on loans secured by automobiles.

TDRs

Loan modifications are reviewed at the time of modification to determine whether the loan should be designated as TDR. When the Company grants a concession to a borrower for economic or legal reasons related to a borrower’s financial condition, the loan is classified as a TDR. When the Company grants a subsequent modification to a loan that had previously been modified but not designated as a TDR, it considers whether the totality of the accommodations amount to a concession that, along with the evaluation of borrower financial difficulty, indicate TDR status. Concessions may include reduction of the interest rate, extension of the maturity date at an interest rate lower than the current market rate for a new loan with similar risk, forgiveness of principal or accrued interest or other actions intended to minimize the economic loss. TDRs may be removed from TDR status if the restructuring agreement specifies a contractual interest rate that is a market interest rate at the time of restructuring and the loan is in compliance with its modified terms one year after the restructure was completed.

Past due status and nonaccrual designation

A loan is considered past due when a payment of principal and/or interest is due but not paid. Credit card payments not received within 30 days after the statement date, real estate loan payments not received within the payment cycle and all other non-real estate secured loans for which payment is not made within the required payment cycle are considered 30 days past due. Management closely monitors loans past due 30-89 days and loans past due 90 or more days.

The Company considers multiple factors when determining whether to discontinue accrual of interest on individual loans. Generally loans are placed in nonaccrual status when collection of interest and/or full principal is considered doubtful. Interest accrual is discontinued at the time a commercial real estate loan or commercial non real estate loan is 90 days delinquent unless the credit is well secured and in the process of collection. Loans modified to provide relief from payments of interest or principle for more than 90 days are designated nonaccrual. Accrued interest is reversed against income when a loan is placed in nonaccrual status. Any interest payments received during a loan’s nonaccrual period are credited to the principal balance of the loan.

Loans in nonaccrual are reviewed on an individual loan basis to determine whether they may return to accrual status. To return to accrual status, the Company’s evaluation must determine that the underlying cause of the original delinquency or weakness has been resolved, such as receipt of new guarantees and/or increased cash flows that cover the debt service, and that future payments are reasonably assured. Nonaccrual loans that are not TDR are returned to accrual status when all the principal and interest amounts contractually due are current and future payments are reasonably assured. Nonaccrual TDR loans may return to accrual status after six months of timely repayment performance.

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

The Company evaluates the allowance each quarter through a methodology that estimates losses on individual impaired loans and evaluates the effect of numerous factors on the credit risk of groups of homogeneous loans ("collectively evaluated loans").

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

Impaired loan measurement methods

Impaired loans are individually evaluated to determine appropriate reserves and are measured at the lower of the invested amount or the fair value. Fair value of impaired loans is estimated by either the present value of the loan’s expected future cash flows (“cash flow method”) or the estimated fair value, less selling costs, of the underlying collateral (“collateral method”).

Cash flow method:

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

Collateral method:

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

Results of fair value measurement

The estimated fair value is compared with the loan’s recorded investment (unpaid principal net of any interest payments made during the nonaccrual period and net of any partial charge-offs, accrued interest and deferred fees and costs). Any amount of recorded investment that exceeds estimated fair value on collateral-dependent loans, as well as any other impairment loss considered uncollectible, is charged against the allowance for loan losses. Fair value shortfalls that are not considered uncollectible for loans that are not collateral-dependent are accrued in the allowance as specific reserves. Impaired loans for which collection of interest or principal is in doubt are placed in nonaccrual status. If fair value of an impaired loan is higher than the book value, no specific reserve is recorded, and the loan remains impaired as long as analysis indicates that collection of the loan will not occur according to the contractual terms of the loan agreement.

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

Collectively evaluated loans

General allowances are established for collectively evaluated loans. Collectively evaluated loans are grouped into classes based on similar characteristics. Factors considered in determining general allowances include historical loss rates, credit quality indicators, and qualitative factors.

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

Qualitative factor allocations

The analysis of certain factors results in standard allocations to all classes. These factors include the risk from changes in lending policies, loan officers’ experience, changes in loan review, and economic factors including local unemployment levels, local bankruptcy rates, interest rate environment, and competition/legal/regulatory environments.  Standard allocations for residential vacancy rates and housing inventory are applied to all real-estate secured classes and state and political subdivision loans.

Qualitative factors incorporate economic data targeted to the Company’s market. If market–specific information is not available on a timely basis, regional or national information that historically shows a high degree of correlation to market data may be used. In 2021, the Company applied to all segments and classes an economic factor implemented to address COVID-19 uncertainty: national unemployment filings. Local unemployment filings are closely correlated to national unemployment filings and presented real-time data that was not available with local unemployment data. After a sustained period of pre-pandemic levels of national unemployment filings, the Company removed the factor in 2022.

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

Allocations for qualitative factors are determined for pass-rated loans. To reflect the increased risk of criticized assets, qualitative factor allocations are multiplied by 150% for special mention loans, and multiplied by 200% for classified loans.

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

Estimation of the allowance for loan losses

The estimation of the allowance involves analysis of internal and external variables, methodologies, assumptions and management’s judgment and experience. Key judgments used in determining the allowance for loan losses include internal risk rating determinations, market and collateral values, discount rates, loss rates, and management’s assessment of current economic conditions. These judgments are inherently subjective and actual losses could be greater or less than the estimate. Future estimates of the allowance could increase or decrease based on changes in the financial condition of individual borrowers, concentrations of various types of loans, economic conditions or the markets in which collateral may be sold. The estimate of the allowance accrual determines the amount of provision expense and directly affects our financial results. Please see Note 5 for additional information.

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

Goodwill

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Goodwill is subject to at least an annual assessment for impairment by applying a fair value based test. The Company contracts with a third party valuation expert to perform annual testing as of September 30 of each fiscal year. The impairment test for 2022 incorporated data as of September 30, 2022.

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

Certain key judgments were used in the valuation measurement. Goodwill is held by the Company’s bank subsidiary. The bank subsidiary is 100% owned by the Company, and no market capitalization is available. Because most of the Company’s assets are comprised of the bank subsidiary’s equity, the Company’s market capitalization was used to estimate the Bank’s market capitalization. Other judgments include the assumption that the companies and transactions used as comparables for the second and third techniques were appropriate to the estimate of the Company’s fair value, and that the comparable multiples are appropriate indicators of fair value, and compliant with accounting guidance. Based upon data at September 30, 2022, each measure indicated that the Company’s fair value exceeded its book value and no impairment was indicated.

Pension Plan

The Company recognizes the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognizes changes in that funded status in the year in which the changes occur through other comprehensive loss. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the projected benefit obligation.

The Company’s actuary determines plan obligations and annual pension expense using a number of key assumptions, including the discount rate, the estimated return on plan assets and the anticipated rate of compensation increases. Changes in these assumptions in the future, if any, or in the method under which benefits are calculated may impact pension assets, liabilities or expense.

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

Earnings Per Common Share

Basic earnings per common share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. During 2022 and 2021, there were no potential common shares outstanding.

The following shows the weighted average number of shares used in computing earnings per common share for the years indicated.

	2022	2021
Average number of common shares outstanding	5,989,601	6,209,929

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business are recorded as liabilities when the likelihood of loss is probable and reasonably estimated. Management does not believe there are such matters that will have a material effect on the consolidated financial statements.

Advertising

The Company charges advertising costs to expenses as incurred. Advertising expenses were $163 for the year ended December 31, 2022 and $112 for the year ended December 31, 2021.

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

Reclassifications

Certain amounts reported in prior years have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the Company’s net income or stockholders’ equity.

Recent Accounting Pronouncements

ASU 2016-13

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The ASU, as amended, requires an entity to measure expected credit losses for financial assets carried at amortized cost based on historical experience, current conditions, and reasonable and supportable forecasts.  Among other things, the ASU also amended the impairment model for available for sale securities and addressed purchased financial assets with deterioration.

On January 1, 2023, the Company adopted ASU No. 2016-13 and related ASUs, in accordance with the required implementation date, and applied the standard’s provisions as a cumulative-effect adjustment to retained earnings as of January 1, 2023.  Subsequent to adoption, the Company will record adjustments to its allowance(s) for credit losses and reserve for unfunded commitments through the provision for credit losses in the consolidated statements of income. In future filings, results for reporting periods beginning after January 1, 2023 will be presented under Topic 326, while periods prior to January 1, 2023 will be reported in accordance with GAAP applicable at the time period.

Upon adoption, the allowance for credit losses on loans increased from $8,225 to $10,567 and the reserve for unfunded commitments increased from $35 to $242. Based upon the nature and characteristics of our securities portfolios (including issuer specific matters) at the adoption date, macroeconomic conditions and forecasts at that date, and other management judgments, adoption did not result in an allowance for credit losses on available for sale securities.  The increase to allowance for credit losses and reserve for unfunded commitments, net of tax, decreased retained earnings by $2,014 as of  January 1, 2023.

The Company engaged a third-party model to tabulate its estimate of current expected credit losses, applying a probability of default/loss given default driven discounted cashflow methodology, with default defined as full or partial charge-off, nonaccrual status or past due 90 days or more. In accordance with ASC 326, the Company has segmented its loan portfolio based on similar risk characteristics, using call report code and risk rating.

The Company designated national unemployment as its forecast variable. Multiple forecasts from reputable and independent third parties are sourced to inform the Company’s reasonable and supportable forecasting of current expected credit losses.  The forecast is applied over a forecast horizon selected by management at each reporting date, typically of one year and not to exceed two years, after which loss rates revert to long term historical loss experience on a straight line basis.

To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company considers the following qualitative adjustment factors: changes in lending policies and procedures, changes in economic conditions, changes in the nature and volume of the loan portfolio, changes in lending management’s experience, changes in the volume and severity of past due loans, changes in the loan review system, changes in concentrations of credit, and the effect of competition, legal and regulatory requirements.

The Company’s CECL implementation process was overseen by a management committee which included the CFO, Controller, Chief Credit Officer and SVP of Credit Administration and reported to the Company’s Enterprise Risk Management Committee.  The implementation process included an assessment of data availability and gap analysis, data collection, consideration and analysis of multiple loss estimation methodologies, an assessment of relevant qualitative factors and correlation analysis of multiple potential loss drivers and their impact on the Company’s historical loss experience. During 2022, the Company calculated its current expected credit losses model in parallel to its incurred loss model in order to further refine the methodology and model.  In addition, the Company engaged a third-party to perform a comprehensive model validation.

SAB 119

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

ASU 2022-03

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

ASU 2022-02

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for TDRs by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted ASU 2016-13, the effective dates for ASU 2022-02 are the same as the effective dates in ASU 2016-13. Early adoption is permitted if an entity has adopted ASU 2016-13. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is currently assessing the impact that ASU 2022-02 will have on its consolidated financial statements.

ASU 2020-04

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

Note 3: Securities

The amortized cost and fair value of debt securities available for sale, with gross unrealized gains and losses, as of the dates indicated, follows:

	December 31, 2022
Available for sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies and corporations	$391,538	$39	$55,002	$336,575
States and political subdivisions	190,192	26	38,018	152,200
Mortgage-backed securities	170,694	22	9,239	161,477
Corporate debt securities	6,501	-	837	5,664
U.S. treasury	992	-	56	936
Total securities available for sale	$759,917	$87	$103,152	$656,852

	December 31, 2021
Available for sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies and corporations	$279,934	$2,795	$4,710	$278,019
States and political subdivisions	195,365	5,314	2,007	198,672
Mortgage-backed securities	204,164	2,323	313	206,174
Corporate debt securities	3,004	248	37	3,215
Total securities available for sale	$682,467	$10,680	$7,067	$686,080

The amortized cost and fair value of single maturity securities available for sale, by contractual maturity, are shown below. Mortgage-backed securities are categorized by final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2022
Available for sale:	Amortized Cost	Fair Value
Due in one year or less	$2,779	$2,738
Due after one year through five years	139,168	129,798
Due after five years through ten years	328,812	279,880
Due after ten years	289,158	244,436
Total securities available for sale	$759,917	$656,852

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2022
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$144,574	$12,699	$190,950	$42,303
State and political subdivisions	94,657	18,373	52,134	19,645
Mortgage-backed securities	144,198	7,326	15,165	1,913
Corporate debt securities	4,843	655	821	182
U.S. treasury	936	56	-	-
Total temporarily impaired securities	$389,208	$39,109	$259,070	$64,043

	December 31, 2021
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies and corporations	$201,650	$3,530	$26,792	$1,180
State and political subdivisions	50,659	1,214	20,542	793
Mortgage-backed securities	13,139	141	4,665	172
Corporate debt securities	966	37	-	-
Total temporarily impaired securities	$266,414	$4,922	$51,999	$2,145

The Company had 614 securities with a fair value of $648,278 that were temporarily impaired as of  December 31, 2022.  The total unrealized loss on these securities was $103,152. Of the temporarily impaired total, 289 securities with a fair value of $259,070 and an unrealized loss of $64,043 have been in a continuous loss position for 12 months or more. The Company has determined that these securities are temporarily impaired as of  December 31, 2022 for the reasons set out below.

U.S. Government agencies. Unrealized losses of $42,303 on 222 securities with a fair value of $190,950 were caused by interest rate and market fluctuations. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of the investments. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company does not consider the securities to be other-than-temporarily impaired.

States and political subdivisions. The Company reviewed financial statements and cash flow information for the 58 securities with a fair value of $52,134 and unrealized losses of $19,645 and determined that the unrealized loss is the result of interest rate and market fluctuations and not associated with impaired financial status. The contractual terms of the investment do not permit the issuer to settle the security at a price less than the cost basis of the investment. Because the Company does not intend to sell the investment and it is not likely that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be at maturity, the Company does not consider the investment to be other-than-temporarily impaired.

Mortgage-backed securities. Unrealized losses of $1,913 on 8 securities with a fair value of $15,165 were caused by interest rate and market fluctuations. Because the Company does not intend to sell the investment and it is not likely that the Company will be required to sell the investment before recovery of its amortized costs basis, which may be at maturity, the Company does not consider this investment to be other-than-temporarily impaired.

Corporate debt securities. One corporate debt security with a fair value of $821 presented an unrealized loss of $182. The Company reviewed the corporation’s financial position and determined that the unrealized loss is primarily the result of interest rate and market fluctuations and not associated with impaired financial status. The contractual terms of the investment do not permit the issuer to settle the security at a price less than the cost basis of the investment. Because the Company does not intend to sell the investment and it is not likely that the Company will be required to sell the investment before recovery of the amortized cost basis, which may be at maturity, the Company does not consider the investment to be other-than-temporarily impaired.

Management regularly monitors the credit quality of the investment portfolio. Changes in ratings are noted and follow-up research on the issuer is undertaken when warranted. Management intends to carefully monitor any changes in bond quality.

Restricted Stock

The Company held restricted stock of $941 as of  December 31, 2022 and $845 as of  December 31, 2021. Restricted stock is reported separately from available for sale securities. As a member of the Federal Reserve and the FHLB, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. The Company purchases stock from or sells stock back to the correspondents based on their calculations. The stock is held by member institutions only and is not actively traded.

Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. In addition to dividends, NBB also benefits from its membership with FHLB through eligibility to borrow from the FHLB, using as collateral NBB’s capital stock investment in the FHLB and qualifying NBB real estate mortgage loans totaling $645,539 as of  December 31, 2022. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and as of  December 31, 2022, management did not determine any impairment.

Management regularly monitors the credit quality of the investment portfolio. Changes in ratings are noted and follow-up research on the issuer is undertaken when warranted. Management intends to carefully monitor any changes in bond quality.

Pledged Securities

As of  December 31, 2022 and 2021, securities with a carrying value of $345,689 and $287,023, respectively, were pledged to secure municipal deposits and for other purposes as required or permitted by law.

Realized Securities Gains and Losses

The Company did not have any realized gains or losses in 2022. During 2021, the Company realized net securities gains of $6, all of which stemmed from calls of securities. Information pertaining to realized gains and losses on called securities follows:

	For the year ended December 31, 2021
	Proceeds	Book Value	Gross Gain	Gross Loss	Net Gain
Available for sale	$20,377	$20,371	$6	$-	$6

Note 4: Related Party Transactions

In the ordinary course of business, the Company, through its banking subsidiary, has granted loans to related parties, including executive officers and directors of NBI and its subsidiaries. Total funded credit extended to related parties amounted to $18,187 at December 31, 2022 and $14,822 at December 31, 2021. During 2022, total principal additions were $5,145 and principal payments were $1,780. During 2021, total principal additions totaled $2,570 and principal payments were $3,151.

The Company held $9,509 in deposits for related parties as of December 31, 2022 and $14,460 as of December 31, 2021.

The Company leased to a director a small office space. The lease was terminated during 2022.  The lease payments totaled $2 in 2022 and $5 in 2021. The Company has also contracted with a director's firm to prepare architectural plans for a new office in Roanoke, Virginia.  The arrangement is at arms-length and the Company paid the director's firm $39 in 2022 and $113 in 2021.

Note 5: Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

Please refer to Note 1: Summary of Significant Accounting Policies for information on evaluation of collectively evaluated loans and impaired loans and associated reserves, and policies regarding nonaccruals, past due status and charge-offs.

Portfolio Segments and Classes

The Company determines major segments of loans and smaller classes within each segment based upon characteristics including collateral type and intended use, repayment sources, and (if applicable) the borrower’s business model. The methodology for calculating reserves for collectively evaluated loans is applied at the class level. The Company’s loan segments and classes within each segment are presented below:

Real Estate Construction

Construction, residential

Construction, other

Consumer Real Estate

Equity lines

Residential closed-end first liens

Residential closed-end junior liens

Investor-owned residential real estate

Commercial Real Estate

Multifamily real estate

Commercial real estate, owner-occupied

Commercial real estate, other

Commercial Non Real Estate Commercial and industrial Public Sector and IDA State and political subdivisions Consumer Non-Real Estate Credit cards Automobile Other consumer loans

Collectively evaluated loans within each class are further stratified by risk rating: pass-rated loans, loans rated special mention, and loans rated classified. Credit risk for collectively evaluated loans is estimated at the class level, by risk rating, by applying historical net charge-off rates and percentages for qualitative factors that influence credit risk. Please refer to Note 1: Summary of Significant Accounting Policies for a discussion of risk factors pertinent to each class, information on evaluation of impaired loans and associated specific reserves, and policies regarding nonaccruals, past due status and charge-offs.

A detailed analysis showing the allowance roll-forward by portfolio segment follows:

	Activity in the Allowance for Loan Losses by Segment for the year ended December 31, 2022
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non-Real Estate	Unallocated	Total
Balance, December 31, 2021	$422	$1,930	$3,121	$1,099	$297	$444	$361	$7,674
Charge-offs	-	(13)	-	(2)	-	(352)	-	(367)
Recoveries	-	29	49	11	-	123	-	212
Provision for (recovery of) loan losses	28	253	472	(178)	22	291	(182)	706
Balance, December 31, 2022	$450	$2,199	$3,642	$930	$319	$506	$179	$8,225

	Activity in the Allowance for Loan Losses by Segment for the year ended December 31, 2021
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non-Real Estate	Unallocated	Total

Balance, December 31, 2020	$503	$2,165	$3,853	$670	$339	$555	$396	$8,481
Charge-offs	-	(13)	-	(526)	-	(216)	-	(755)
Recoveries	-	20	159	33	-	134	-	346
Provision for (recovery of) loan losses	(81)	(242)	(891)	922	(42)	(29)	(35)	(398)
Balance, December 31, 2021	$422	$1,930	$3,121	$1,099	$297	$444	$361	$7,674

A detailed analysis showing the allowance and loan portfolio by segment and evaluation method follows:

	Allowance for Loan Losses by Segment and Evaluation Method as of
	December 31, 2022
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non- Real Estate	Unallocated	Total
Individually evaluated	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated	450	2,199	3,642	930	319	506	179	8,225
Total	$450	$2,199	$3,642	$930	$319	$506	$179	$8,225

	Loans by Segment and Evaluation Method as of
	December 31, 2022
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non-Real Estate	Unallocated	Total
Individually evaluated	$-	$186	$2,583	$263	$-	$-	$-	$3,032
Collectively evaluated	54,579	220,866	435,305	57,389	48,074	33,948	-	850,161
Total	$54,579	$221,052	$437,888	$57,652	$48,074	$33,948	$-	$853,193

	Allowance for Loan Losses by Segment and Evaluation Method as of
	December 31, 2021
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non- Real Estate	Unallocated	Total
Individually evaluated	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated	422	1,930	3,121	1,099	297	444	361	7,674
Total	$422	$1,930	$3,121	$1,099	$297	$444	$361	$7,674

	Loans by Segment and Evaluation Method as of
	December 31, 2021
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non- Real Estate	Unallocated	Total
Individually evaluated	$-	$191	$5,386	$301	$-	$-	$-	$5,878
Collectively evaluated	48,841	208,786	400,336	59,963	47,899	32,026	-	797,851
Total	$48,841	$208,977	$405,722	$60,264	$47,899	$32,026	$-	$803,729

A summary of ratios for the allowance for loan losses, as of the dates indicated, follows:

	December 31,
	2022	2021
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees and costs	0.96%	0.96%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees and costs	0.02%	0.05%

A summary of nonperforming assets, as of the dates indicated, follows:

	December 31,
	2022	2021
Nonperforming assets:
Nonaccrual loans	$91	$-
TDR loans in nonaccrual	2,756	2,873
Total nonperforming loans	2,847	2,873
Other real estate owned, net	662	957
Total nonperforming assets	$3,509	$3,830
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.41%	0.48%
Ratio of allowance for loan losses to nonperforming loans(1)	288.90%	267.11%

(1)	The Company defines nonperforming loans as total nonaccrual and TDR loans that are nonaccrual. Loans 90 days past due and still accruing and accruing TDR loans are excluded.

As of December 31, 2022, OREO is comprised of one construction property. There is no residential real estate in OREO. As of December 31, 2022, $155 in loans secured by residential real estate are in process of foreclosure.

A summary of loans past due 90 days or more and impaired loans, as of the dates indicated, follows:

	December 31,
	2022	2021
Loans past due 90 days or more and still accruing	$8	$90
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees and costs	0.00%	0.01%
Accruing TDR loans	$276	$3,005
Impaired loans:
Impaired loans with no valuation allowance	$3,032	$5,878
Impaired loans with a valuation allowance	-	-
Total impaired loans	$3,032	$5,878
Valuation allowance	$-	$-
Impaired loans, net of allowance	$3,032	$5,878
Average recorded investment in impaired loans(1)	$3,047	$5,901
Income recognized on impaired loans, after designation as impaired	$18	$137
Amount of income recognized on a cash basis	$-	$-

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

No interest income was recognized on nonaccrual loans for the years ended December 31, 2022 or 2021. Nonaccrual loans that meet the Company’s balance thresholds are designated as impaired.

A detailed analysis of investment in impaired loans, associated reserves and interest income recognized, by loan class follows:

	Impaired Loans as of December 31, 2022
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance	Related Allowance
Consumer Real Estate(2)
Investor-owned residential real estate	$186	$186	$186	$-	$-
Commercial Real Estate(2)
Commercial real estate, owner occupied	3,248	2,583	2,583	-	-
Commercial Non Real Estate(2)
Commercial and industrial	285	263	263	-	-
Total	$3,719	$3,032	$3,032	$-	$-

	Impaired Loans as of December 31, 2021
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance	Related Allowance
Consumer Real Estate(2)
Investor-owned residential real estate	$191	$191	$191	$-	$-
Commercial Real Estate(2)
Commercial real estate, owner occupied	3,256	2,665	2,665	-	-
Commercial real estate, other	2,721	2,721	2,721	-	-
Commercial Non Real Estate(2)
Commercial and industrial	310	301	301	-	-
Total	$6,478	$5,878	$5,878	$-	$-

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

Information on the average investment and interest income of impaired loans is presented in the tables below:

	For the Year Ended December 31, 2022
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Investor-owned residential real estate	$188	$13
Commercial Real Estate(2)
Commercial real estate, owner occupied	2,587	5
Commercial real estate, other	729	-
Commercial Non Real Estate(2)
Commercial and industrial	272	-
Total	$3,776	$18

	For the Year Ended December 31, 2021
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Investor-owned residential real estate	$192	$13
Commercial Real Estate(2)
Commercial real estate, owner occupied	2,668	9
Commercial real estate, other	2,723	100
Commercial Non Real Estate(2)
Commercial and industrial	317	15
Consumer Non-Real Estate(2)
Automobile	1	-
Total	$5,901	$137

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

An analysis of past due and nonaccrual loans, as of the dates indicated, follows:

	December 31, 2022
	30 – 89 Days Past Due and Accruing	90 or More Days Past Due	90 or More Days Past Due and Accruing	Nonaccruals(2)
Consumer Real Estate(1)
Equity line	$16	$-	$-	$-
Residential closed-end first liens	750	91	-	91
Investor-owned residential real estate	408	-	-	-
Commercial Real Estate(1)
Commercial real estate, owner occupied	-	252	-	2,493
Commercial Non Real Estate(1)
Commercial and industrial	16	-	-	263
Consumer Non-Real Estate (1)
Credit cards	3	2	2	-
Automobile	102	-	-	-
Other consumer loans	93	6	6	-
Total	$1,388	$351	$8	$2,847

(1)	Only classes with past due or nonaccrual loans are presented.
(2)	Includes current and past due loans in nonaccrual status. Includes impaired loans in nonaccrual status.

	December 31, 2021
	30 – 89 Days Past Due and Accruing	90 or More Days Past Due	90 or More Days Past Due and Accruing	Nonaccruals(2)
Real Estate Construction(1)
Construction, other	$14	$-	$-	$-
Consumer Real Estate(1)
Equity lines	50	29	29	-
Residential closed-end first liens	715	58	58	-
Commercial Real Estate(1)
Commercial real estate, owner occupied	12	266	-	2,572
Commercial Non Real Estate(1)
Commercial and industrial	13	-	-	301
Consumer Non-Real Estate (1)
Credit cards	2	2	2	-
Automobile	93	-	-	-
Other consumer loans	88	1	1	-
Total	$987	$356	$90	$2,873

(1)	Only classes with past due or nonaccrual loans are presented.
(2)	Includes current and past due loans in nonaccrual status. Includes impaired loans in nonaccrual status.

Determination of risk grades was completed for the portfolio as of December 31, 2022 and 2021. The following displays non-impaired gross loans by credit quality indicator as of the dates indicated:

	December 31, 2022
	Pass	Special Mention	Classified
Real Estate Construction
Construction, 1-4 family residential	$12,538	$-	$-
Construction, other	41,741	-	300
Consumer Real Estate
Equity lines	15,026	-	-
Residential closed-end first liens	122,187	-	461
Residential closed-end junior liens	2,446	-	-
Investor-owned residential real estate	80,143	-	603
Commercial Real Estate
Multifamily residential real estate	127,312	-	-
Commercial real estate owner-occupied	126,550	-	-
Commercial real estate, other	181,443	-	-
Commercial Non Real Estate
Commercial and industrial	57,381	-	8
Public Sector and IDA
States and political subdivisions	48,074	-	-
Consumer Non-Real Estate
Credit cards	4,597	-	-
Automobile	9,932	-	3
Other consumer	19,398	-	18
Total	$848,768	$-	$1,393

	December 31, 2021
	Pass	Special Mention	Classified
Real Estate Construction
Construction, 1-4 family residential	$10,008	$-	$-
Construction, other	38,833	-	-
Consumer Real Estate
Equity lines	13,588	-	29
Residential closed-end first liens	106,107	-	275
Residential closed-end junior liens	2,715	-	-
Investor-owned residential real estate	85,460	-	612
Commercial Real Estate
Multifamily residential real estate	106,644	-	-
Commercial real estate owner-occupied	125,605	-	35
Commercial real estate, other	164,324	3,728	-
Commercial Non Real Estate
Commercial and industrial	59,953	-	10
Public Sector and IDA
States and political subdivisions	47,899	-	-
Consumer Non-Real Estate
Credit cards	4,531	-	-
Automobile	10,990	-	3
Other consumer	16,402	-	100
Total	$793,059	$3,728	$1,064

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

Troubled Debt Restructurings

Total TDRs amounted to $3,032 at December 31, 2022 and $5,878 at December 31, 2021. All of the Company’s TDR loans are fully funded and no further increase in credit is available.

TDRs Designated During the Reporting Period

The Company did not recognize any new TDRs during 2022, and recognized three new TDRs during 2021. The restructuring of one commercial real estate owner-occupied loan provided cash flow relief to the borrower by shifting the payment structure from interest-only to amortizing and reducing the interest rate. Restructuring of two other commercial real estate loans provided cash flow relief by re-amortizing the loans over a longer period and reducing the interest rate. No principal or interest was forgiven. Impairment measurement for all three loans at December 31, 2021 was based upon collateral and did not result in a specific allocation.

The following table presents TDRs by class that occurred during the year ended December 31, 2021.

	TDRs that occurred during the year ended December 31, 2021
		Recorded Investment Outstanding
	Number of Contracts	Pre-Modification	Post-Modification (1)
Commercial Real Estate
Commercial real estate owner-occupied	1	$102	$102
Commercial real estate, other	2	2,724	2,724
Total	3	$2,826	$2,826

(1)	Post-modification outstanding recorded investment considers amounts immediately following the modification. Amounts do not reflect balances at the end of the period.

Defaulted TDRs

The Company analyzed its TDR portfolio for loans that defaulted during 2022 and 2021, and that were modified within 12 months prior to default. The Company designates three circumstances that indicate default: one or more payments that occur more than 90 days past the due date, charge-off, or foreclosure after the date of restructuring.

Of the Company’s TDRs at December 31, 2022 and December 31, 2021, none of the defaulted TDRs were modified within 12 months prior to default.

Note 6: Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment as of the dates indicated, follows:

	December 31,
	2022	2021
Premises	$15,435	$14,933
Furniture and equipment	6,658	6,819
Premises and equipment	$22,093	$21,752
Accumulated depreciation	(11,722)	(12,030)
Premises and equipment, net	$10,371	$9,722

Depreciation expense for the years ended December 31, 2022 and 2021 amounted to $609 and $636, respectively.

Premises includes construction in process.  NBB has purchased land and developed plans for a new branch building in Roanoke, Virginia.  The amount included in construction in process totals $1,586 as of December 31, 2022.

Note 7: Deposits

The aggregate amounts of time deposits in denominations of $250 or more at December 31, 2022 and 2021 were $18,610 and $14,600, respectively. At December 31, 2022, the scheduled maturities of time deposits are as follows:

Year of Maturity	Time Deposits
2023	$54,048
2024	5,349
2025	2,837
2026	3,002
2027	2,393
Thereafter	-
Total time deposits	$67,629

At December 31, 2022 and 2021, overdraft demand deposits reclassified to loans totaled $277 and $170, respectively.

Note 8: Employee Benefit Plans

401(k) Plan

The Company has a Retirement Accumulation Plan qualifying under Internal Revenue Code Section 401(k), in which NBB and NBFS are participating employers. Eligible participants may contribute up to 100% of their total annual compensation to the plan, subject to certain limits based on federal tax laws. Employee contributions are matched by the employer based on a percentage of an employee’s total annual compensation contributed to the plan. For the years ended December 31, 2022 and 2021, the Company contributed $392 and $402 respectively.

Employee Stock Ownership Plan

The Company has a non-leveraged Employee Stock Ownership Plan (“ESOP”) which enables employees of NBI and its subsidiaries who have one year of service and who have attained the age of 21 prior to the plan’s January 1 and July 1 enrollment dates to own NBI common stock. Contributions to the ESOP, which are not mandatory, are determined annually by the NBI Board of Directors. Contribution expense amounted to $400 for the year ended December 31, 2022 and $360 for the year ended December 31, 2021. Dividends on ESOP shares are charged to retained earnings. As of December 31, 2022, the number of shares held by the ESOP was 181,365. All shares held by the ESOP are treated as outstanding in computing the Company’s basic net income per share. Upon reaching age 55 with 10 years of plan participation, a vested participant has the right to diversify 50% of his or her allocated ESOP shares, and NBI or the ESOP, with the agreement of the trustee, is obligated to purchase those shares. The ESOP contains a put option which allows a withdrawing participant to require the Company or the ESOP, if the plan administrator agrees, to purchase his or her allocated shares if the shares are not readily tradable on an established market at the time of distribution.

Salary Continuation Plan

The Company has a non-qualified Salary Continuation Plan for certain key officers. The plan provides the participating officers with supplemental retirement income, payable for the greater of 15 years after retirement or the officer’s lifetime. The expense accrued for the plans in 2022 and 2021, based on the present value of the retirement benefits, amounted to $326 and $296 respectively. The plan is unfunded. However bank-owned life insurance has been acquired on the life of the key employees in amounts sufficient to discharge the obligations of the agreement.

Defined Benefit Plan

The Company’s defined benefit pension plan covers substantially all employees. The plan benefit formula is based upon the length of service of retired employees and a percentage of qualified W-2 compensation during their final years of employment. Information pertaining to activity in the plan during the years indicated, is as follows:

	December 31,
	2022	2021
Change in benefit obligation
Projected benefit obligation at beginning of year	$35,312	$34,852
Service cost (1)	1,297	1,445
Interest cost	817	736
Actuarial gain (2)	(11,566)	(786)
Benefits paid	(2,732)	(935)
Projected benefit obligation at end of year	$23,128	$35,312

Change in plan assets
Fair value of plan assets at beginning of year	$36,187	$32,415
Actual return on plan assets	(3,709)	4,707
Benefits paid	(2,732)	(935)
Fair value of plan assets at end of year	$29,746	$36,187

Funded status at the end of the year	$6,618	$875
Amounts recognized in the Consolidated Balance Sheet
Deferred tax liabilities	$(1,390)	$(184)
Other assets	6,618	875
Total amounts recognized in the Consolidated Balance Sheet	$5,228	$691

Amounts recognized in accumulated other comprehensive loss, net
Net loss	$(2,968)	$(8,749)
Deferred tax asset	623	1,837
Amount recognized	$(2,345)	$(6,912)

Accrued/Prepaid benefit cost, net
Benefit obligation	$(23,128)	$(35,312)
Fair value of assets	29,746	36,187
Unrecognized net actuarial loss	2,968	8,749
Deferred tax liability	(2,013)	(2,021)
Prepaid benefit cost included in other assets	$7,573	$7,603

Components of net periodic benefit cost
Service cost (1)	$1,297	$1,445
Interest cost (3)	817	736
Expected return on plan assets (3)	(2,517)	(2,220)
Amortization of prior service cost (3)	-	(11)
Recognized net actuarial loss (3)	441	833
Net periodic benefit cost	$38	$783

Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net gain	$(5,781)	$(4,106)
Amortization of prior service cost	-	11
Deferred income tax expense	1,214	860
Total recognized	$(4,567)	$(3,235)

Total recognized in net periodic benefit cost and other comprehensive loss	$(5,743)	$(3,312)

Weighted average assumptions at end of the year
Discount rate used for net periodic pension cost	2.50%	2.25%
Discount rate used for disclosure	5.00%	2.50%
Expected return on plan assets	7.50%	7.50%
Rate of compensation increase	3.00%	3.00%

(1)	Cost is included in Salaries and Employee Benefits expense on the Consolidates Statements of Income.
(2)

Actuarial gain in 2022 is composed of loss due to demographic changes of $66 and gain due to change in discount rate of ($11,632). Actuarial gain in 2021 is composed of loss due to demographic changes of $764, loss due to change in mortality table of $40 and gain due to change in discount rate of ($1,590).

(3)	Cost is included in other operating expense on the Consolidated Statements of Income.

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

The Company’s Pension Administrative Committee Policy (the “Policy”) sets requirements for monitoring the investment management of its qualified plans. The Policy includes a statement of general investment principles and a listing of specific investment guidelines, to which the committee may make documented exceptions. The guidelines state that, unless otherwise indicated, all investments that are permitted under the prudent investor rule shall be permissible investments for the defined benefit pension plan. All plan assets are to be invested in marketable securities. Certain investments are prohibited, including commodities and future contracts, private placements, repurchase agreements, options and derivatives. The Policy establishes quality standards for fixed income investments and mutual funds included in the pension plan trust. The Policy also outlines diversification standards.

The preferred target allocation for the assets of the defined benefit pension plan is 65% in equity securities and 35% in fixed income securities. Equity securities include investments in large-cap and mid-cap companies primarily located in the United States, although a small number of international large-cap companies are included. There are also investments in mutual funds holding the equities of large-cap and mid-cap U.S. companies. Fixed income securities include U.S. government agency securities and corporate bonds from companies representing diversified industries. There are no investments in hedge funds, private equity funds or real estate. The Company’s required minimum pension contribution for 2023 has not yet been determined. Fair value measurements of the pension plan’s assets are presented below:

	Fair Value Measurements at December 31, 2022
Asset Category	Total	Level 1	Level 2	Level 3
Cash	$415	$415	$-	$-
Equity securities:
U. S. companies	15,459	15,459	-	-
International companies	770	770	-	-
Equities mutual funds (1)	6,090	6,090	-	-
State and political subdivisions	51	-	51	-
Corporate bonds – investment grade (2)	6,961	-	6,961	-
Total pension plan assets	$29,746	$22,734	$7,012	$-

	Fair Value Measurements at December 31, 2021
Asset Category	Total	Level 1	Level 2	Level 3)
Cash	$1,390	$1,390	$-	$-
Equity securities:
U. S. companies	19,758	19,758	-	-
International companies	2,722	2,722	-	-
Equities mutual funds (1)	5,257	5,257	-	-
State and political subdivisions	57	-	57	-
Corporate bonds – investment grade (2)	7,003	-	7,003	-
Total pension plan assets	$36,187	$29,127	$7,060	$-

(1)	This category comprises actively managed equity funds invested in large-cap and mid-cap U.S. companies.
(2)	This category represents investment grade bonds of U.S. issuers from diverse industries.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

2023	$2,802
2024	$1,494
2025	$861
2026	$1,877
2027	$1,801
2028 - 2032	$11,054

Note 9: Income Taxes

The Company files United States federal income tax returns, and Virginia, West Virginia and North Carolina state income tax returns. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2019. Allocation of income tax expense between current and deferred portions is as follows:

	Year ended December 31,
	2022	2021
Current	$5,940	$4,099
Deferred (benefit) expense	(109)	152
Total income tax expense	$5,831	$4,251

The following reconciles the “expected” income tax expense, computed by applying the U.S. federal income tax rate of 21% to income before tax expense, with the reported income tax expense:

	Year ended December 31,
	2022	2021
Computed “expected” income tax expense	$6,670	$5,173
Tax-exempt interest income	(728)	(763)
Nondeductible interest expense	24	25
Other, net	(135)	(184)
Reported income tax expense	$5,831	$4,251

The components of net deferred tax assets, included in other assets, are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Allowance for loan losses and unearned fee income	$1,906	$1,774
Valuation allowance on other real estate owned	248	186
Defined benefit pension plan	623	1,837
Deferred compensation and other liabilities	919	899
Net unrealized loss on securities available for sale	21,644	-
Lease accounting	303	327
SBA fees	-	9
Total deferred tax assets	$25,643	$5,032

Deferred tax liabilities:
Fixed assets	$(463)	$(415)
Goodwill	(1,228)	(1,228)
Defined benefit pension plan, prepaid portion	(2,013)	(2,021)
Net unrealized loss on securities available for sale	-	(759)
Lease accounting	(297)	(321)
Discount accretion of securities	(84)	(27)
Total deferred tax liabilities	(4,085)	(4,771)
Net deferred tax assets (liabilities)	$21,558	$261

The Company determined that no valuation allowance for gross deferred tax assets was necessary at December 31, 2022 and 2021.

Note 10: Restrictions on Dividends

The Company’s principal source of funds for dividend payments is dividends received from its subsidiary bank. For the years ended December 31, 2022 and 2021, dividends received from the subsidiary bank were $25,000 and $14,508, respectively.

Substantially all of NBI’s retained earnings are undistributed earnings of its sole banking subsidiary, which are restricted by various regulations administered by federal bank regulatory agencies. Bank regulatory agencies restrict, unless prior approval is obtained, the total dividend payments of a bank in any calendar year to the bank’s retained net income of that year to date, as defined, combined with its retained net income of the preceding two years, less any dividends paid. During 2022 and 2021, the Bank applied to its primary regulator and was approved to dividend to NBI an amount in excess of the regulatory maximum. The purpose in the excess dividend was to provide cash for stock repurchases. At December 31, 2022, NBB had no retained net income free of restriction. The Bank remains in a highly capitalized position and the Company intends to request approval for additional dividends in 2023.

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

The Bank is subject to the Basel III Capital Rules as applied by the Office of the Comptroller of the Currency. The Basel III Capital Rules require the Bank to comply with minimum capital ratios plus a “capital conservation buffer” designed to absorb losses during periods of economic stress. The rules set forth minimum amounts and ratios for CET1 capital, Tier 1 capital and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted quarterly average assets (as defined).

NBB’s CET1 capital includes common stock and related surplus and retained earnings. The Basel III Capital Rules provide an option to exclude components of accumulated other comprehensive income (loss) from CET1 capital. Once made, the election is final and cannot be changed. NBB elected to exclude components of accumulated other comprehensive income from CET1 capital.

Tier 1 Capital includes CET1 capital and additional Tier 1 capital components. As of  December 31, 2022 and 2021, NBB did not hold any additional Tier 1 capital beyond CET1 capital. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital includes the allowance for loan losses. NBB’s risk-weighted assets were $1,092,101 at December 31, 2022 and $989,503 as of December 31, 2021. Management believes, as of December 31, 2022 and 2021, that NBB met all capital adequacy requirements to which it is subject.

As of December 31, 2022, the most recent notifications from the Office of the Comptroller of the Currency categorized NBB as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, CET1 risk-based and Tier 1 leverage ratios, as set forth in the following tables. There are no conditions or events since these notifications that management believes have changed NBB’s category.

NBB’s capital amounts and ratios are presented in the following tables.

December 31, 2022	Actual		Minimum Capital Requirement(1)		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$191,883	17.57%	$114,671	10.50%	$109,210	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$183,623	16.81%	$92,829	8.50%	$87,368	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$183,623	16.81%	$76,447	7.00%	$70,987	6.50%
Tier 1 Capital (to Average Assets)	$183,623	10.50%	$69,925	4.00%	$87,406	5.00%

December 31, 2021	Actual		Minimum Capital Requirement(1)		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$192,907	19.50%	$103,898	10.50%	$98,950	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$185,187	18.72%	$84,108	8.50%	$79,160	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$185,187	18.72%	$69,265	7.00%	$64,318	6.50%
Tier 1 Capital (to Average Assets)	$185,187	11.16%	$66,348	4.00%	$82,935	5.00%

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

Note 12: Condensed Financial Statements of Parent Company

Financial information pertaining only to NBI (Parent) as of the dates and for the years indicated, is as follows:

Condensed Balance Sheets	December 31,
	2022	2021
Assets
Cash due from subsidiaries	$14,927	$2,324
Investments in subsidiaries	107,746	189,027
Refundable income taxes	70	647
Other assets	648	847
Total assets	$123,391	$192,845

Liabilities and Stockholders’ Equity
Other liabilities	$704	$1,094
Stockholders’ equity	122,687	191,751
Total liabilities and stockholders’ equity	$123,391	$192,845

Condensed Statements of Income	Years ended December 31,
	2022	2021
Income
Dividends from subsidiaries	$25,000	$14,508
Gain on sale of private equity investments	3,823	-
Other income	-	1
Total income	28,823	14,509
Expenses
Other expenses	1,220	1,135
Income before income tax (expense) benefit and equity in undistributed net income of subsidiaries	27,604	13,374
Applicable income tax (expense) benefit	491	(293)
Income before equity (deficit) in undistributed net income of subsidiaries	27,112	13,667
Equity (deficit) in undistributed net income of subsidiaries	(1,180)	6,715
Net income	$25,932	$20,382

Condensed Statements of Cash Flows	Years ended December 31,
	2022	2021
Cash Flows from Operating Activities
Net income	$25,932	$20,382
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity) deficit in undistributed net income of subsidiaries	1,180	(6,715)
Net change in refundable income taxes due from subsidiaries	576	(201)
Net change in other assets	593	221
Net change in other liabilities	(390)	(217)
Net cash provided by operating activities	27,891	13,470

Cash Flows from Investing Activities
Net change in interest-bearing deposits	-	10,027
Net cash provided by investing activities	-	10,027

Cash Flows from Financing Activities
Cash dividends paid	(8,950)	(8,806)
Shares repurchased	(6,338)	(13,354)
Net cash used in financing activities	(15,288)	(22,160)
Net change in cash	12,603	1,337
Cash due from subsidiaries at beginning of year	2,324	987
Cash due from subsidiaries at end of year	$14,927	$2,324

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

The following table presents the unfunded balance of financial instruments that pose credit risk:

	December 31,
	2022	2021
Commitments to extend credit	$197,459	$181,395
Standby letters of credit	17,021	13,984
Mortgage loans sold with potential recourse	8,654	18,287

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

The Company originates mortgage loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2022, the Company originated $7,882 and sold $8,654 mortgage loans to investors, compared with $17,672 originated and $18,287 sold in 2021. Every contract with each investor contains certain recourse language. In general, the Company may be required to repurchase a previously sold mortgage loan if there is major noncompliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. Repurchase may also be required if necessary governmental loan guarantees are canceled or never issued, or if an investor is forced to buy back a loan after it has been resold as a part of a loan pool. In addition, the Company may have an obligation to repurchase a loan if the mortgagor defaults early in the loan term. This potential default period is approximately 12 months after sale of a loan to the investor.

At December 31, 2022, the Company had locked-rate commitments to originate mortgage loans of $95. There were no loans held for sale at December 31, 2022. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any counterparty to fail to meet its obligations.

The Company maintains cash accounts in other commercial banks. The Company had $15 in deposits with correspondent institutions at December 31, 2022 that were not insured by the FDIC.

Note 14: Concentrations of Credit Risk

The Company does a general banking business, serving the commercial and personal banking needs of its customers. NBB’s primary service area is defined as the Virginia counties of Albemarle, Augusta, Bedford, Bland, Botetourt, Buchanan, Carroll, Craig, Floyd, Franklin, Giles, Grayson, Montgomery, Pulaski, Roanoke, Rockbridge, Rockingham, Russell, Tazewell, Smyth, Washington, Wythe, and the cities of Bristol, Buena Vista, Charlottesville, Galax, Harrisonburg, Lexington, Lynchburg, Radford, Roanoke, Salem, Staunton, and Waynesboro.  The service area also includes the West Virginia counties of Mercer, Monroe and McDowell and the Tennessee city of Bristol and counties of Sullivan and Washington.   Substantially all of NBB’s loans are made in its primary service area. Additionally, the Company occasionally participates in loans in nearby higher growth metropolitan areas.  Real estate mortgage loans secured by property outside NBB’s primary service area are not considered an out of market exception when the customer is located within the primary service area. All other loans that are out of the primary service area and do not also have collateral within the primary service area require policy exception approval. The ultimate collectability of NBB’s loan portfolio and the ability to realize the value of any underlying collateral, if needed, is influenced by the economic conditions of the market area. The Company’s operating results are therefore closely correlated with the economic trends within this area.

Commercial real estate as of December 31, 2022 and 2021 represented approximately 51% and 50%, respectively, of the loan portfolio, at $437,888 and $405,722, respectively. Included in commercial real estate are loans for college housing and professional office buildings that comprised $196,398 and $201,858 as of December 31, 2022 and 2021, respectively, corresponding to approximately 23% of the loan portfolio as of  December 31, 2022 and 25% of the loan portfolio as of  December 31, 2021. Loans secured by residential real estate were $221,052, or approximately 26% of the portfolio, and $208,977, or 26% of the portfolio as of  December 31, 2022 and 2021, respectively.

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

The following tables present the balances of financial assets measured at fair value on a recurring basis:

		Fair Value Measurement Using
December 31, 2022	Balance	Level 1	Level 2	Level 3
U.S. government agencies and corporations	$336,575	$-	$336,575	$-
States and political subdivisions	152,200	-	152,200	-
Mortgage-backed securities	161,477	-	161,477	-
Corporate debt securities	5,664	-	5,664	-
U.S. treasury	936		936
Total securities available for sale	$656,852	$-	$656,852	$-

		Fair Value Measurement Using
December 31, 2021	Balance	Level 1	Level 2	Level 3
U.S. Government agencies and corporations	$278,019	$-	$278,019	$-
States and political subdivisions	198,672	-	198,672	-
Mortgage-backed securities	206,174	-	206,174	-
Corporate debt securities	3,215	-	3,215	-
Total securities available for sale	$686,080	$-	$686,080	$-

The Company’s securities portfolio is valued using Level 2 inputs. The Company relies on an independent third party vendor to provide market valuations. The inputs used to determine value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The third party vendor also monitors market indicators, industry activity and economic events as part of the valuation process. Central to the final valuation is the assumption that the indicators used are representative of the fair value of securities held within the Company’s portfolio. Level 2 inputs are subject to a certain degree of uncertainty and changes in these assumptions or methodologies in the future, if any, may impact securities fair value, deferred tax assets or liabilities, or expense.

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

The Company had one rate lock commitment as of December 31, 2022, resulting in an interest rate loan contract and forward sales commitment. The interest rate lock was at market value as of December 31, 2022 and did not result in recognition of an asset or liability. The Company did not have any interest rate loan contracts or forward contracts as of December 31, 2021.

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2022 and 2021.

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

As of  December 31, 2022 and December 31, 2021, measurement of the Company’s impaired loans did not result in any specific allocations.

Other Real Estate Owned

Certain assets such as OREO are measured at fair value less cost to sell. Valuation of OREO is determined using current appraisals from independent parties, a Level 2 input. The Company works with a realtor to determine the list price, which may be set at appraised value or at a different amount based on the realtor’s advice and management’s judgement of marketability. Discounts to appraisals for selling costs or for marketability result in a Level 3 estimate.

The following table summarizes the Company’s OREO measured at fair value on a nonrecurring basis as of the dates indicated.

			Carrying Value
Date	Description	Balance	Level 1	Level 2	Level 3
December 31, 2022	OREO net of valuation allowance	$662	$-	$-	$662
December 31, 2021	OREO net of valuation allowance	957	-	-	957

The following table presents information about OREO and Level 3 fair value measurements as of the dates indicated.

Date	Valuation Technique	Unobservable Input	Discount
December 31, 2022	Discounted appraised value	Selling cost	7.00%
December 31, 2022	Discounted appraised value	Discount for lack of marketability	34.72%
December 31, 2021	Discounted appraised value	Selling cost	6.20%

As of  December 31, 2022 and December 31, 2021, the Company held a single OREO property, measured using appraised value, discounted by selling costs. During 2022, the Company reduced the list price as part of a marketing strategy and recorded an additional discount for marketability.

There is uncertainty in determining discounts to appraised value. If the final sale price is different from the list price, the amount of selling costs will also be different from those estimated. Future changes to marketability assumptions or updated appraisals may indicate a lower fair value, with a corresponding impact to net income. Ultimate proceeds from the sale of OREO property may be less than the estimated fair value, reducing net income.

Fair Value Summary

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2022 and December 31, 2021. Fair values are estimated using the exit price notion.

		Estimated Fair Value
December 31, 2022	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$12,403	$12,403	$-	$-
Interest-bearing deposits	59,026	59,026	-	-
Securities available for sale	656,852	-	656,852	-
Restricted stock, at cost	941	-	941	-
Loans, net	844,519	-	-	781,749
Accrued interest receivable	6,001	-	6,001	-
Bank-owned life insurance	43,312	-	43,312	-
Financial liabilities:
Deposits	$1,542,725	$-	$1,475,096	$67,542
Accrued interest payable	106	-	106	-

		Estimated Fair Value
December 31, 2021	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$8,768	$8,768	$-	$-
Interest-bearing deposits	130,021	130,021	-	-
Securities available for sale	686,080	-	686,080	-
Restricted stock, at cost	845	-	845	-
Mortgage loans held for sale	615	-	615	-
Loans, net	795,574	-	-	791,335
Accrued interest receivable	5,104	-	5,104	-
Bank-owned life insurance	42,354	-	42,354	-
Financial liabilities:
Deposits	$1,494,587	$-	$1,415,619	$79,115
Accrued interest payable	48	-	48	-

Note 16: Components of Accumulated Other Comprehensive Income (Loss)

The following table summarizes the activity related to each component of accumulated other comprehensive loss for the years ended December 31, 2022 and 2021:

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2020	$13,176	$(10,147)	$3,020
Unrealized holding loss on available for sale securities net of tax of ($2,740)	(10,308)	-	(10,308)
Reclassification adjustment for gains included in net income, net of tax of ($1)	(5)	-	(5)
Net pension gain, net of tax of $862	-	3,244	3,244
Less amortization of prior service cost included in net periodic pension cost, net of tax of ($2)	-	(9)	(9)
Balance as of December 31, 2021	$2,854	$(6,912)	$(4,058)
Unrealized holding loss on available for sale securities net of tax of ($22,403)	(84,275)	-	(84,275)
Net pension gain, net of tax of $1,214	-	4,567	4,567
Balance as of December 31, 2022	$(81,421)	$(2,345)	$(83,766)

The following table provides information regarding reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021
Component of Accumulated Other Comprehensive Income (Loss)
Reclassification out of unrealized losses on available for sale securities:
Realized securities gain, net	$-	$(6)
Income tax benefit	-	(1)
Realized gain on available for sale securities, net of tax, reclassified out of accumulated other comprehensive loss	$-	$(5)
Amortization of defined benefit pension items:
Prior service costs(1)	$-	$(11)
Income tax benefit	-	(2)
Amortization of defined benefit pension items, net of tax, reclassified out of accumulated other comprehensive loss	$-	$(9)

(1)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. (For additional information, see Note 8, Employee Benefit Plans.)

Note 17. Goodwill

In accounting for goodwill, the Company conducts an impairment review at least annually and more frequently if certain impairment indicators are evident. As of December 31, 2022 and December 31, 2021, the gross carrying value of goodwill was $5,848. Testing for 2022 and 2021 did not indicate impairment.

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

OREO Gains and Losses

The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2022 and 2021.

	December 31,
	2022	2021
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$2,425	$2,045
Other service charges and fees	214	179
Credit and debit card fees	1,916	1,869
Trust income	1,817	1,792
Insurance and Investment (included within Other Income on the Consolidated Statements of Income)	622	768
Noninterest Income (in-scope of Topic 606)	$6,994	$6,653
Noninterest Income (out-of-scope of Topic 606)	5,407	1,773
Total noninterest income	$12,401	$8,426

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

Options to Extend, Residual Value Guarantees, and Restrictions and Covenants

Of the Company’s seven operating leases as of December 31, 2022, four leases offer the option to extend the lease term.  Two of the leases have two options of five years each and one lease has two options of three years each.  At the time of capitalization, the Company was not reasonably certain whether it would exercise the options and did not include the time period in the calculation of the lease liability. Another lease has one option to extend the term for an additional five years.  The Company exercised a previous option in 2020 to extend the lease.  The lease agreement provides that the lease payment will increase at the exercise date based on the Consumer Price Index for All Urban Consumers (“CPI-U”).  Because the CPI-U at the exercise date is unknown, the increase is not included in the cash flows determining the lease liability.  None of the Company’s leases provide for residual value guarantees and none provide restrictions or covenants that would impact dividends or require incurring additional financial obligations.  The Company terminated a lease prior to maturity during 2021.  The Company paid an early termination fee to the lessor of $150.

The contracts in which the Company is lessee are with parties external to the Company and not related parties. The Company’s lease right of use asset is included in other assets and the lease liability is included in other liabilities. The following tables present information about leases:

	December 31, 2022	December 31, 2021
Lease liability	$1,444	$1,558
Right-of-use asset	$1,415	$1,532
Weighted average remaining lease term (years)	5.14	6.33
Weighted average discount rate	3.29%	3.21%

	For the Years Ended December 31,
	2022	2021
Lease Expense
Operating lease expense	$331	$368
Short-term lease expense	2	2
Total lease expense	$333	$370

Cash paid for amounts included in lease liabilities	$331	$362
Right-of-use assets obtained in exchange for operating lease liabilities commencing during the period	$161	$-

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability:

Undiscounted Cash Flow for the	As of December 31, 2022
Twelve months ending December 31, 2023	$360
Twelve months ending December 31, 2024	346
Twelve months ending December 31, 2025	260
Twelve months ending December 31, 2026	211
Twelve months ending December 31, 2027	188
Thereafter	206
Total undiscounted cash flows	$1,571
Less: discount	$(127)
Lease liability	$1,444

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of National Bankshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of National Bankshares, Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive (loss) income, changes in stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan Losses – Loans Collectively Evaluated for Impairment – Qualitative Factors

Description of the Matter

As described in Note 1 (Summary of Significant Accounting Policies) and Note 5 (Allowance for Loan Losses, Nonperforming Assets and Impaired Loans) to the consolidated financial statements, the Company maintains an allowance for loan losses to provide for probable losses inherent in the loan portfolio. The Company’s allowance for loan losses has two basic components, the general allowance and the specific allowance. As of December 31, 2022, there were no specific reserves based on analysis of individually identified impaired loans. For loans that were not specifically identified for impairment, management determined the allowance for loan losses based on historical loss experience adjusted for qualitative factors. Qualitative adjustments to the historical loss experience are established by applying a loss percentage to the loan classes established by management based on their assessment of shared risk characteristics. As of December 31, 2022, the qualitative factor adjustments represented $7.44 million of the total allowance for loan losses of $8.23 million.

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

How We Addressed the Matter in Our Audit

The primary audit procedures we performed to address this critical audit matter included:

●

Obtaining an understanding of controls over the evaluation of qualitative factors, including management's development and review of the data inputs used as the basis for the allocation factors and management's review and approval of the reasonableness of the assumptions used to develop the qualitative adjustments.

●	Substantively testing management’s process, including evaluating their judgments and assumptions for developing the qualitative factors, which included:
●	Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative factors.
●	Evaluating the reasonableness of management’s judgments related to the determination of qualitative factors, including evaluating the metrics, the relevance of source data and assumptions.
●	Evaluating the qualitative factors for directional consistency and for reasonableness.
●	Testing the mathematical accuracy of the allowance calculation, including the application of the qualitative factors.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company's auditor since 2000.

Winchester, Virginia

March 10, 2023

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's management evaluated, with the participation of the Company's principal executive officer and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of December 31, 2022 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In order to ensure that the Company's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2022. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO, 2013) of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2022. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in its annual report.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to the directors of the Company and the Company’s audit committee and the audit committee financial expert is incorporated herein by reference to the Company’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (“Proxy Statement”) under the headings “Proposal 1 - Election of Directors” and “Corporate Governance Matters”.  The Proxy Statement will be filed within 120 days after the end of the Company’s 2022 fiscal year. Information about the Company’s executive officers required by this item is included in Part I, Item I of this Form 10-K under the heading “Executive Officers of the Company”.

The information required by Item 10 with respect to applicable filing requirements under Section 16(a) of the Exchange Act is incorporated herein by reference to the information that appears under the heading “Stock Ownership of Directors and Executive Officers – Delinquent Section 16(a) Reports” in the Company’s Proxy Statement.

The Company and each of its subsidiaries have adopted codes of ethics for directors, officers and employees, specifically including the Chief Executive Officer and Chief Financial Officer of the Company. These Codes of Ethics are available on the Company’s web site at www.nationalbankshares.com.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference to the information that appears under the headings “Executive Compensation,” “Compensation of Our Named Executive Officers” and “Corporate Governance Matters – Board Compensation” in the Company’s Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the information that appears under the headings “Stock Ownership of Certain Beneficial Owners” and “Stock Ownership of Directors and Executive Officers” in the Company’s Proxy Statement. As of December 31, 2022, there were no equity awards outstanding, and the Company does not have any equity compensation plans in effect.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference to the information that appears under the headings “Corporate Governance Matters,” “Directors Independence and Certain Transactions with Officers and Directors” and “Proposal 1: Election of Directors” in the Company’s Proxy Statement.

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

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The following consolidated financial statements of National Bankshares, Inc. are included in Item 8:

Reports of Independent Registered Public Accounting Firm (Yount, Hyde & Barbour, P.C., Winchester, VA, U.S. PCAOB Auditor Firm I.D.: 613)

Consolidated Balance Sheets – As of December 31, 2022 and 2021

Consolidated Statements of Income – Years ended December 31, 2022 and 2021

Consolidated Statements of Comprehensive (Loss) Income – Years ended December 31, 2022 and 2021

Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2022 and 2021

Consolidated Statements of Cash Flows – Years ended December 31, 2022 and 2021

Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules

Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or if the information is contained elsewhere in this Form 10-K.

(a) (3) Exhibits

A list of the exhibits filed or incorporated in this Form 10-K by reference is as follows:

Exhibit No.	Description
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8-K filed on March 16, 2006)
3(ii)	Amended and Restated Bylaws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.2 of the Form 8-K filed on January 11, 2023)
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10-K for fiscal year ended December 31, 1993)
4(ii)	Description of National Bankshares, Inc.’s Securities	Filed herewith
*10(i)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 of Form 10-Q for the period ended September 30, 2002)
*10(ii)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on March 11, 2015)
*10(iii)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 99 of the Form 8-K filed on February 8, 2006)
*10(iv)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8-K filed on December 19, 2007)
*10(v)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8-K filed on June 12, 2008)
*10(vi)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii) of the Annual Report on Form 10-K for fiscal year ended December 31, 2008)
*10(vii)	Second Salary Continuation Agreement dated June 26, 2016 between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on July 20, 2016)
*10(viii)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on January 25, 2012)
*10(ix)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on January 25, 2012)

*10(x)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on January 25, 2012)
*10(xi)	Third Amendment, dated January 20, 2012, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on January 25, 2012)
*10(xii)	Fourth Amendment, dated August 16, 2021, to National Bankshares, Inc. Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on August 20, 2021)
*10(xiii)	Salary Continuation Agreement dated February 8, 2006 between The National Bankshares, Inc. and Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on March 6, 2017)
*10(xiv)	First Amendment, dated December 19, 2007, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on March 6, 2017)
*10(xv)	Second Amendment, dated December 17, 2008, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on March 6, 2017)
*10(xvi)	Third Amendment, dated June 22, 2016, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on March 6, 2017)
*10(xvii)	Fourth Amendment, dated August 16, 2021, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.3 of the Form 8-K filed on August 20, 2021)
*10(xviii)	Salary Continuation Agreement dated May 24, 2013 between The National Bank of Blacksburg and Paul A. Mylum	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on March 8, 2018)
*10(xix)	First Amendment, dated August 16, 2021, to National Bankshares, Inc. Salary Continuation Agreement for Paul A. Mylum	(incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on August 20, 2021)
+21	Subsidiaries of the Registrant	Filed herewith
+31(i)	Section 302 Certification of Chief Executive Officer	Filed herewith
+31(ii)	Section 302 Certification of Chief Financial Officer	Filed herewith
+32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Filed herewith
+32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Filed herewith
+101

The following materials from National Bankshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

Date: March 10, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Date	Title
/s/ LAWRENCE J. BALL	March 10, 2023	Director
Lawrence J. Ball

/s/ F. BRAD DENARDO	March 10, 2023	Chairman, President and CEO, National Bankshares, Inc.
F. Brad Denardo		(Principal Executive Officer)
Director

/s/ JOHN E. DOOLEY	March 10, 2023	Director
John E. Dooley

/s/ MICHAEL E. DYE	March 10, 2023	Director
Michael E. Dye

/s/ NORMAN V. FITZWATER, III	March 10, 2023	Director
Norman V. Fitzwater, III

/s/ CHARLES E. GREEN, III	March 10, 2023	Director
Charles. E. Green, III

/s/ MILDRED R. JOHNSON	March 10, 2023	Director
Mildred R. Johnson

/s/ LORA M. JONES	March 10, 2023	Treasurer and CFO, National Bankshares, Inc.
Lora M. Jones		(Principal Financial Officer)
(Principal Accounting Officer)

/s/ MARY G. MILLER	March 10, 2023	Director
Mary G. Miller

(continued)

/s/ WILLIAM A. PEERY	March 10, 2023	Director
William A. Peery

/s/ GLENN P. REYNOLDS	March 10, 2023	Director
Glenn P. Reynolds

/s/ JAMES C. THOMPSON	March 10, 2023	Director
James C. Thompson