Form 10-Q
period 2023-03-31
NATIONAL BANKSHARES INC
filed 2023-05-11
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Outstanding shares of common stock at May 10, 2023 5,889,687

NATIONAL BANKSHARES, INC.

Form 10-Q

  Part I

Item 1. Financial Statements	Financial Information

National Bankshares, Inc.

Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
(in thousands, except share and per share data)	2023	2022
Assets
Cash and due from banks	$11,695	$12,403
Interest-bearing deposits	42,966	59,026
Securities available for sale, at fair value	651,047	656,852
Restricted stock, at cost	929	941
Loans:
Loans, net of unearned income and deferred fees and costs	856,965	852,744
Less allowance for credit losses	(10,650)	(8,225)
Loans, net	846,315	844,519
Premises and equipment, net	10,431	10,371
Accrued interest receivable	6,007	6,001
Other real estate owned, net	662	662
Goodwill	5,848	5,848
Bank-owned life insurance	43,551	43,312
Other assets	34,826	37,616
Total assets	$1,654,277	$1,677,551

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$311,137	$327,713
Interest-bearing demand deposits	871,748	933,269
Savings deposits	202,996	214,114
Time deposits	125,571	67,629
Total deposits	1,511,452	1,542,725
Accrued interest payable	314	106
Other liabilities	11,468	12,033
Total liabilities	1,523,234	1,554,864
Commitments and contingencies	-	-
Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding 5,889,687 shares at March 31, 2023 and December 31, 2022	7,362	7,362
Retained earnings	195,718	199,091
Accumulated other comprehensive loss, net	(72,037)	(83,766)
Total stockholders' equity	131,043	122,687
Total liabilities and stockholders' equity	$1,654,277	$1,677,551

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Income

Three Months Ended March 31, 2023 and 2022

(Unaudited)

	March 31,
(in thousands, except share and per share data)	2023	2022
Interest Income
Interest and fees on loans	$9,333	$8,100
Interest on interest-bearing deposits	228	49
Interest on securities – taxable	4,118	2,473
Interest on securities – nontaxable	365	428
Total interest income	14,044	11,050

Interest Expense
Interest on time deposits	359	37
Interest on other deposits	2,454	618
Interest on borrowings	285	-
Total interest expense	3,098	655
Net interest income	10,946	10,395
Provision for credit losses	2	134
Net interest income after provision for credit losses	10,944	10,261

Noninterest Income
Service charges on deposit accounts	592	562
Other service charges and fees	53	55
Credit and debit card fees, net	467	440
Trust income	445	443
BOLI income	239	238
Gain on sale of mortgage loans	16	61
Gain on sale of securities	12	-
Other income	375	492
Total noninterest income	2,199	2,291

Noninterest Expense
Salaries and employee benefits	4,434	3,978
Occupancy, furniture and fixtures	542	492
Data processing and ATM	873	787
FDIC assessment	117	111
Net costs of other real estate owned	11	10
Franchise taxes	375	362
Professional services	753	225
Other operating expenses	559	648
Total noninterest expense	7,664	6,613
Income before income taxes	5,479	5,939
Income tax expense	948	1,053
Net Income	$4,531	$4,886
Basic and fully diluted net income per common share	$0.77	$0.81
Weighted average number of common shares outstanding, basic and diluted	5,889,687	6,047,230
Dividends declared per common share	$1.00	$-

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended March 31, 2023 and 2022

(Unaudited)

	March 31,
(in thousands)	2023	2022
Net Income	$4,531	$4,886

Other Comprehensive Income (Loss), Net of Tax
Unrealized holding gain (loss) on available for sale securities net of tax of $3,121 and ($8,992) for the periods ended March 31, 2023 and March 31, 2022, respectively	11,738	(33,826)
Reclassification adjustment for gain included in net income, net of tax of ($3) in 2023	(9)	-
Other comprehensive income (loss), net of tax	11,729	(33,826)
Total Comprehensive Income (Loss)	$16,260	$(28,940)

See accompanying notes to consolidated financial statements.

  National Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three Months Ended March 31, 2023 and 2022

(in thousands except per share and share data)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2021	$7,580	$188,229	$(4,058)	$191,751
Net income	-	4,886	-	4,886
Common stock repurchased, 41,185 shares	(52)	(1,470)	-	(1,522)
Other comprehensive loss, net of tax of ($8,992)	-	-	(33,826)	(33,826)
Balances at March 31, 2022	$7,528	$191,645	$(37,884)	$161,289

Balances at December 31, 2022	$7,362	$199,091	$(83,766)	$122,687
Adoption of ASU 2016-13	-	(2,014)	-	(2,014)
Net income	-	4,531	-	4,531
Cash dividends of $1.00 per share	-	(5,890)	-	(5,890)
Other comprehensive income, net of tax of $3,118	-	-	11,729	11,729
Balances at March 31, 2023	$7,362	$195,718	$(72,037)	$131,043

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2023 and 2022

(Unaudited)

	March 31,	March 31,
(in thousands)	2023	2022
Cash Flows from Operating Activities
Net income	$4,531	$4,886
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2	134
Depreciation of bank premises and equipment	163	154
Amortization of premiums and accretion of discounts, net	253	359
Gain on sales of securities available for sale, net	(12)	-
Gains on sales of repossessed assets	5	-
Increase in cash value of bank-owned life insurance	(239)	(238)
Origination of mortgage loans held for sale	(1,239)	(2,333)
Proceeds from sale of mortgage loans held for sale	1,255	3,009
Gain on sale of mortgage loans held for sale	(16)	(61)
Net change in:
Accrued interest receivable	(6)	(329)
Other assets	200	479
Accrued interest payable	208	3
Other liabilities	(772)	622
Net cash provided by operating activities	4,333	6,685

Cash Flows from Investing Activities
Proceeds from calls, principal payments, sales and maturities of securities available for sale	20,411	13,890
Purchase of securities available for sale	-	(70,341)
Net change in restricted stock	12	(96)
Purchase of loan participations	(2,280)	(4,687)
Collection of loan participations	3,126	92
Loan originations and principal collections, net	(5,166)	(11,545)
Proceeds from sale of repossessed assets	9	-
Recoveries on loans charged off	173	40
Proceeds from sale and purchases of premises and equipment, net	(223)	(196)
Net cash provided by (used in) investing activities	16,062	(72,843)

Cash Flows from Financing Activities
Net change in time deposits	57,942	(2,119)
Net change in other deposits	(89,215)	51,285
Common stock repurchased	-	(1,522)
Cash dividends paid	(5,890)	-
Net cash (used in) provided by financing activities	(37,163)	47,644
Net change in cash and due from banks	(16,768)	(18,514)
Cash and due from banks at beginning of period	71,429	138,789
Cash and due from banks at end of period	$54,661	$120,275
		(Continued)

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits	$2,890	$652
Income taxes paid	1,015	-

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for credit losses	$92	$60
Loans transferred to repossessed assets	7	-
Unrealized holding gain (loss) on securities available for sale	14,847	(42,818)
Lease liabilities arising from obtaining right-of-use assets	-	25

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Notes to Consolidated Financial Statements

March 31, 2023

(Unaudited)

$ in thousands, except per share data

Note 1: General

The consolidated financial statements of National Bankshares, Inc. (“NBI”) and its wholly-owned subsidiaries, The National Bank of Blacksburg (the “Bank” or “NBB”) and National Bankshares Financial Services, Inc. (“NBFS”) (collectively, the “Company”), conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of Management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three month period ended March 31, 2023 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s 2022 Form 10-K.  The Company posts all reports required to be filed under the Securities Exchange Act of 1934 on its web site at www.nationalbankshares.com.

Risks and Uncertainties

The Company is closely monitoring risks that may impact its business, including high inflation, along with U.S. monetary policy maneuvers to reduce inflation. Inflation and U.S. monetary policy maneuvers to reduce it may impact the Company’s customers’ demand for banking services and ability to qualify for and/or repay loans. These risks could adversely affect the Company’s business, financial condition, results of operations, cash flows, credit risk, asset valuations and capital position.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company has a small number of participation loans that reference LIBOR. The Company is working with the primary banks to determine appropriate actions.

In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”. ASU 2022-06 extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when LIBOR would cease being published. In 2021, the UK Financial Conduct Authority delayed the intended cessation date of certain tenors of LIBOR to June 30, 2023.

To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, the ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The ASU is effective for all entities upon issuance. The Company is assessing ASU 2022-06 and its impact on the Company’s transition away from LIBOR.

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

Recently Adopted Accounting Standards

ASU 2016-13

On January 1, 2023, the Company adopted ASU 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and related ASUs. Prior to adoption, the Company followed applicable GAAP and used an incurred loss model to estimate an allowance for loan losses and a liability for credit risk on unfunded commitments. The Company also used a methodology to determine whether securities in an unrealized loss position were other-than-temporarily impaired and whether credit risk was present.

ASU 2016-13 makes significant changes to the accounting for credit losses on financial instruments presented on an amortized cost basis and disclosures about them. The new current expected credit loss (“CECL”) impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, which considers historical experience, current conditions and reasonable and supportable forecasts of future economic conditions. The standard provides significant flexibility and requires a high degree of judgment with regards to pooling financial assets with similar risk characteristics and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses. ASU 2016-13 permits the use of estimation techniques that are practical and relevant to the Company’s circumstances, as long as they are applied consistently over time and faithfully estimate expected credit losses in accordance with the standard.

The Company applied the standard’s provisions as a cumulative-effect adjustment of $2,014, net of tax, to retained earnings as of January 1, 2023. On the adoption date, the allowance for credit losses (“ACL”) on loans increased from $8,225 to $10,567 and the ACL for unfunded commitments increased from $35 to $242. Based upon the nature and characteristics of our securities portfolios (including issuer specific matters) at the adoption date, macroeconomic conditions and forecasts at that date, and other management judgments, adoption did not result in an ACL on securities available for sale. Results for reporting periods beginning after January 1, 2023 will be presented under Topic 326, while periods prior to January 1, 2023 will be reported in accordance with GAAP applicable for the time period. The following presents the Company’s policies governing determination of the ACL on its financial instruments.

ACL on Securities Available for Sale

The Company evaluates securities available for sale that are in an unrealized loss position on the reporting date. Securities are analyzed to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit-related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the consolidated balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the ACL and the adjustment to net income may be subsequently reversed if conditions change. If the Company intends to sell an impaired security, or more likely than not will be required to sell such a security, before recovering its amortized cost basis, the entire impairment amount must be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis would be adjusted to fair value, there would be no ACL in this situation.

In evaluating impairment, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. If the Company determines a credit impairment, the ACL on securities available for sale would be established through a provision for credit losses on securities available for sale in the consolidated Statement of Income. If Management believes it has confirmed that the loss on a security is uncollectible, or when either of the criteria regarding intent or requirement to sell is met, the loss is charged against the ACL. Accrued interest receivable is excluded from the estimate of credit losses.

ACL on Loans (“ACLL”)

The Company estimates the ACLL based on amortized cost basis, which is the amount at which the loan is originated, adjusted for net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of the ACLL. Intrinsic to the Company’s policy on estimating the ACLL are policies regarding loan pools, nonaccruals, past due status, collateral valuation, charge-offs and risk ratings. Please refer to the Company’s 2022 Form 10-K, Note 1: Summary of Significant Accounting Policies for additional information on these policies.

The Company measures expected credit losses on loans on a collective (pool) basis, when the loans share similar risk characteristics, such as collateral type and intended use, repayment source, and (if applicable) the borrower’s business model. The Company has identified the following pools of loans with similar risk characteristics for measuring expected credit losses:

Real Estate Construction

Construction, residential

Construction, other

Consumer Real Estate

Equity lines

Residential closed-end first liens

Residential closed-end junior liens

Investor-owned residential real estate

Commercial Real Estate

Multifamily real estate

Commercial real estate, owner occupied

Commercial real estate, other

Commercial Non Real Estate Commercial and industrial Public Sector and IDA Public sector and IDA Consumer Non Real Estate Credit cards Automobile Other consumer loans

The Company’s methodologies for estimating the ACLL consider available relevant information about the collectability of cash flows, including historical losses, reasonable and supportable forecasts of economic conditions, and current economic and portfolio conditions. The difference between cash flow estimates and amortized cost is the ACLL.

The Company uses a discounted cash flow (“DCF”) method for all of its pools except for bankcards, which are measured using the historical loss rate adjusted for the forecast. For loans using the DCF method, cash flows are projected at the instrument level and discounted using the loan’s effective interest rate. Cash flows are generated using each loan’s payment attributes, adjusted for pool-level information on the probability of default (“PD”), loss given default and prepayment speeds. Default is defined as full or partial charge-off, nonaccrual status or past due 90 days or more. PDs for each pool are calculated using the Company’s historical data, modified by peer data, to ensure a full economic cycle is reflected in the estimate. PDs are then adjusted for the forecast.

The Company designated national unemployment as its forecast variable. Multiple forecasts from reputable and independent third parties are sourced to inform the Company’s reasonable and supportable forecasting of current expected credit losses.  The forecast is applied over a horizon selected by Management at each reporting date, typically of one year and not to exceed two years, after which loss rates revert to long term historical loss experience on a straight line basis over a period determined by Management, of up to three years.  The forecast horizon and reversion period are applied consistently to the entire portfolio.

The results of DCF calculations are modified by allocations for qualitative factors to account for changes in variables that may affect credit risk.  The Company considers and allocates for changes in lending policies, Management experience, economic conditions, loans past due, competitive, legal and regulatory environments and other factors.  Qualitative factors are benchmarked to historical data and are adjusted based upon quantitative analysis.

Loans that do not share risk characteristics are evaluated on an individual basis. The Company designates loans that have been determined to meet the regulatory definitions of “special mention” or “classified” (together known as “criticized”) as individually evaluated. The fair value of individually evaluated loans is measured using the fair value of collateral (“collateral method”) or the DCF method.

The collateral method is applied to individually evaluated loans for which foreclosure is probable. The collateral method is also applied to individually evaluated loans when borrowers are experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral (“collateral dependent”). The ACLL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. When repayment is expected to be from the operation of the collateral, the ACLL is calculated as the amount by which the amortized cost basis of the loan exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, the ACLL is calculated as the amount by which the loan’s amortized cost basis exceeds the fair value of the underlying collateral less estimated cost to sell. The ACLL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the loan.

The DCF method is applied to individually evaluated loans that do not meet the criteria for collateral method measurement. Cash flows are projected and discounted using the same method as for collectively evaluated loans, but the PD is increased to reflect increased risk, up to 100% for nonaccrual loans.

Expected credit losses are reflected in the ACLL through a charge to provision for credit losses on the Consolidated Statements of Income. When the Company deems all or a portion of a loan to be uncollectible the appropriate amount is written off against the ACLL. The Company applies judgment to determine when a financial asset is deemed uncollectible; however, generally speaking, an asset will be considered uncollectible no later than when all efforts at collection have been exhausted. Subsequent recoveries, if any, are credited to the ACLL when received.

ACL on Unfunded Commitments

Financial instruments include off-balance sheet credit instruments such as undrawn portions of revolving lines of credit, commercial letters of credit, and loan commitments that have not yet been funded. The contractual amount of those instruments represents the Company’s exposure to credit loss in the event of nonperformance by the borrower.  The Company records an ACL on unfunded commitments, unless the commitments to extend credit are unconditionally cancelable. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the ACLL. The ACL on unfunded commitments is recorded as a liability on the Company’s Consolidated Balance Sheets, included in other liabilities, and is adjusted through the provision for credit loss expense in the Company’s Consolidated Statements of Income.

ASU 2022-02

On January 1, 2023, concurrent with its adoption of ASU 2016-13, the Company adopted ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” The amendments eliminate the accounting guidance for troubled debt restructurings (“TDRs”) by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. Disclosures about periods prior to adoption will be presented under GAAP applicable for that period.

Similar to its policy under previous GAAP, the Company continues to identify modifications to loans and to determine whether the borrower is experiencing financial difficulty. If the Company determines that the borrower is experiencing financial difficulty, the loan’s risk rating is evaluated to determine whether it falls within the regulatory definition of “criticized” and requires individual evaluation. Under previous GAAP, modifications to loans when the borrower was experiencing financial difficulty were designated as TDR and were individually evaluated for the duration of the loan. Under CECL, if a previously modified loan with financial difficulty is subsequently upgraded to a pass rating, it will no longer be individually evaluated.

Note 2: Loans and Allowance for Credit Losses

Loans

The loan portfolio, excluding mortgage loans held for sale, was comprised of the following.

	March 31, 2023	December 31, 2022
Real estate construction	$54,052	$54,579
Consumer real estate	223,438	221,052
Commercial real estate	438,843	437,888
Commercial non real estate	60,516	57,652
Public sector and IDA	47,359	48,074
Consumer non real estate	33,188	33,948
Gross loans	857,396	853,193
Less unearned income and deferred fees and costs	(431)	(449)
Loans, net of unearned income and deferred fees and costs	$856,965	$852,744
Allowance for credit losses on loans	(10,650)	(8,225)
Total loans, net	$846,315	$844,519

Accrued interest receivable on loans, which is excluded from the amortized cost of loans, totaled $2,558 and $2,516 at March 31, 2023 and December 31, 2022, respectively.

Past Due and Nonaccrual Loans

The following tables present the aging of past due loans, by loan pool, as of the dates indicated.

	March 31, 2023
	Accruing Current Loans	Accruing Loans 30 – 89 Days Past Due	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans	Total Loans	Accruing and Nonaccrual 90 or More Days Past Due
Real Estate Construction
Construction, 1-4 family residential	$13,143	$-	$-	$-	$13,143	$-
Construction, other	40,909	-	-	-	40,909	-
Consumer Real Estate
Equity line	14,503	23	-	-	14,526	-
Residential closed-end first liens	121,466	836	27	90	122,419	117
Residential closed-end junior liens	2,476	-	-	-	2,476	-
Investor-owned residential real estate	83,924	93	-	-	84,017	-
Commercial Real Estate
Multifamily residential real estate	131,952	-	-	-	131,952	-
Commercial real estate owner-occupied	124,882	8	-	2,472	127,362	247
Commercial real estate, other	179,529	-	-	-	179,529	1
Commercial Non Real Estate
Commercial and industrial	60,201	62	1	252	60,516	-
Public Sector and IDA
States and political subdivisions	47,359	-	-	-	47,359	-
Consumer Non-Real Estate
Credit cards	4,557	5	1	-	4,563	1
Automobile	10,328	75	-	-	10,403	-
Other consumer loans	18,146	72	4	-	18,222	4
Total	$853,375	$1,174	$33	$2,814	$857,396	$370

	December 31, 2022
	Accruing Current Loans	Accruing Loans 30 – 89 Days Past Due	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans	Total Loans	Accruing and Nonaccrual 90 or More Days Past Due
Real Estate Construction
Construction, 1-4 family residential	$12,538	$-	$-	$-	$12,538	$-
Construction, other	42,041	-	-	-	42,041	-
Consumer Real Estate
Equity line	15,010	16	-	-	15,026	-
Residential closed-end first liens	121,807	750	-	91	122,648	91
Residential closed-end junior liens	2,446	-	-	-	2,446	-
Investor-owned residential real estate	80,524	408	-	-	80,932	-
Commercial Real Estate
Multifamily residential real estate	127,312	-	-	-	127,312	-
Commercial real estate owner-occupied	126,640	-	-	2,493	129,133	252
Commercial real estate, other	181,443	-	-	-	181,443	-
Commercial Non Real Estate
Commercial and industrial	57,373	16	-	263	57,652	-
Public Sector and IDA
States and political subdivisions	48,074	-	-	-	48,074	-
Consumer Non-Real Estate
Credit cards	4,592	3	2	-	4,597	2
Automobile	9,833	102	-	-	9,935	-
Other consumer loans	19,317	93	6	-	19,416	6
Total	$848,950	$1,388	$8	$2,847	$853,193	$351

The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	CECL			Incurred Loss
	March 31, 2023			December 31, 2022
	Nonaccrual Loans			Nonaccrual Loans
	With No Allowance	With an Allowance	Total
Consumer Real Estate
Residential closed-end first liens	$-	$90	$90	$91
Commercial Real Estate
Commercial real estate owner-occupied	-	2,472	2,472	2,493
Commercial Non Real Estate
Commercial and industrial	-	252	252	263
Total	$-	$2,814	$2,814	$2,847

During the three months ended March 31, 2023, no accrued interest receivable was reversed against interest income.

The following table presents certain past due indicators as of the dates indicated.

	March 31,		December 31,
	2023	2022	2022
Ratio of ACLL to nonaccrual loans	378.46%	272.12%	288.90%
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees and costs	0.00%	0.05%	0.00%

Allowance for Credit Losses on Loans

The activity in the ACLL by portfolio segment follows:

	Activity in the Allowance for Credit Losses on Loans for the Three Months Ended March 31, 2023
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, Dec. 31, 2022	$450	$2,199	$3,642	$930	$319	$506	$179	$8,225
Adoption of ASU 2016-13	(21)	1,261	700	216	(15)	72	129	2,342
Charge-offs	-	-	-	(12)	-	(80)	-	(92)
Recoveries	-	102	12	2	-	57	-	173
Provision for (recovery of) credit losses	22	(260)	20	58	(10)	-	172	2
Balance, March 31, 2023	$451	$3,302	$4,374	$1,194	$294	$555	$480	$10,650

	Activity in the Allowance for Loan Losses for the Three Months Ended March 31, 2022
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, Dec. 31, 2021	$422	$1,930	$3,121	$1,099	$297	$444	$361	$7,674
Charge-offs	-	-	-	-	-	(60)	-	(60)
Recoveries	-	-	12	3	-	25	-	40
Provision for (recovery of) loan losses	171	5	290	(158)	10	6	(190)	134
Balance, March, 31, 2022	$593	$1,935	$3,423	$944	$307	$415	$171	$7,788

	Activity in the Allowance for Loan Losses for the Year Ended December 31, 2022
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, Dec. 31, 2021	$422	$1,930	$3,121	$1,099	$297	$444	$361	$7,674
Charge-offs	-	(13)	-	(2)	-	(352)	-	(367)
Recoveries	-	29	49	11	-	123	-	212
Provision for (recovery of) loan losses	28	253	472	(178)	22	291	(182)	706
Balance, Dec. 31, 2022	$450	$2,199	$3,642	$930	$319	$506	$179	$8,225

Information about the ACLL for individually evaluated loans and collectively evaluated loans by portfolio segment follows.

	Allowance for Credit Losses on Loans as of March 31, 2023
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Individually evaluated	$1	$84	$201	$148	$-	$-	$-	$434
Collectively evaluated	450	3,218	4,173	1,046	294	555	480	10,216
Total	$451	$3,302	$4,374	$1,194	$294	$555	$480	$10,650

	Allowance for Loan Losses as of December 31, 2022
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non- Real Estate	Unallocated	Total
Individually evaluated	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated	450	2,199	3,642	930	319	506	179	8,225
Total	$450	$2,199	$3,642	$930	$319	$506	$179	$8,225

Information about individually evaluated loans and collectively evaluated loans by portfolio segment follows.

	Loans as of March 31, 2023
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Total
Individually evaluated	$294	$1,061	$2,480	$295	$-	$-	$4,130
Collectively evaluated	53,758	222,377	436,363	60,221	47,359	33,188	853,266
Total	$54,052	$223,438	$438,843	$60,516	$47,359	$33,188	$857,396

	Loans as of December 31, 2022
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non- Real Estate	Total
Individually evaluated	$-	$186	$2,583	$263	$-	$-	$3,032
Collectively evaluated	54,579	220,866	435,305	57,389	48,074	33,948	850,161
Total	$54,579	$221,052	$437,888	$57,652	$48,074	$33,948	$853,193

A summary of ratios pertaining to the ACLL follows.

	As of and for the
	Three Months Ended March 31,		Year Ended December 31,
	2023	2022	2022
Ratio of ACLL to the end of period loans, net of unearned income and deferred fees and costs	1.24%	0.95%	0.96%
Ratio of net charge-offs (recoveries), annualized, to average loans, net of unearned income and deferred fees and costs	(0.04)%	0.01%	0.02%

In accordance with CECL, the Company identifies individually evaluated loans when their risk characteristics become different from their pool. Under previous GAAP, the Company identified loans for potential impairment through a variety of means, including, but not limited to, ongoing loan review, renewal processes, delinquency data, market communications, and public information. When the Company determined that it was probable all principal and interest amounts due would not be collected in accordance with the contractual terms of the loan agreement, the loan was generally deemed impaired and individually evaluated. For further information on the impairment process under previous GAAP, please refer to the Company’s 2022 Annual Report on Form 10-K. A summary of individually evaluated loans for the dates indicated follows.

	Individually Evaluated Loans under Incurred Loss as of December 31, 2022
	Principal Balance	Recorded Investment(1)	Recorded Investment(1) for Which There is No Related Allowance	Recorded Investment(1) for Which There is a Related Allowance	Related Allowance
Consumer Real Estate
Investor-owned residential real estate	$186	$186	$186	$-	$-
Commercial Real Estate
Commercial real estate, owner occupied	3,248	2,583	2,583	-	-
Commercial Non Real Estate
Commercial and industrial	285	263	263	-	-
Total	$3,719	$3,032	$3,032	$-	$-

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

The following tables show the average recorded investment and interest income recognized for individually evaluated loans. Only classes with individually evaluated loans are presented.

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

Collateral Dependent Loans

The Company reviews individually evaluated loans for collateral dependency. As of March 31, 2023, none of the Company’s individually evaluated loans were considered collateral dependent.

Credit Quality

The Company categorizes loans by risk based on relevant information about the ability of borrowers to service their debt, including: collateral and financial information, historical payment experience, credit documentation and current economic trends, among other factors. At origination, each loan is assigned a risk rating. Ongoing analysis of the loan portfolio adjusts risk ratings on an individual loan basis to reflect updated information. General descriptions of risk ratings are as follows:

●	Pass: loans with acceptable credit quality are rated pass.
●	Special mention: loans with potential weaknesses due to challenging economic or financial conditions are rated special mention.
●	Classified: loans with well-defined weaknesses that heighten the risk of default are rated classified.

The following tables present the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of the date indicated.

	Term Loans Amortized Cost Basis by Origination Year
Balance at March 31, 2023	2019	2020	2021	2022	2023	Prior	Revolving	Revolving Loans Converted to Term	Total
Construction, residential
Pass	$-	$213	$1,370	$5,000	$554	$-	$6,006	$-	$13,143
Classified	-	-	-	-	-	-	-	-	-
Total	$-	$213	$1,370	$5,000	$554	$-	$6,006	$-	$13,143

Construction, other
Pass	$1,253	$1,502	$26,880	$5,229	$1,573	$2,807	$1,371	$-	$40,615
Classified	-	-	294	-	-	-	-	-	294
Total	$1,253	$1,502	$27,174	$5,229	$1,573	$2,807	$1,371	$-	$40,909

Equity lines
Pass	$-	$-	$-	$-	$-	$53	$14,465	$8	$14,526
Classified	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$53	$14,465	$8	$14,526

Residential closed-end first liens
Pass	$6,191	$15,467	$32,829	$27,691	$4,381	$35,532	$-	-	$122,091
Classified	-	27	-	-	-	301	-	-	328
Total	$6,191	$15,494	$32,829	$27,691	$4,381	$35,833	$-	$-	$122,419

Residential closed-end junior liens
Pass	$7	$-	$87	$405	$82	$1,895	$-	-	$2,476
Classified	-	-	-	-	-	-	-	-	-
Total	$7	$-	$87	$405	$82	$1,895	$-	-	$2,476

Investor-owned residential real estate
Pass	$5,379	$15,052	$20,412	$14,414	$2,301	$24,079	$1,547	$100	$83,284
Classified	-	-	-	-	-	733	-	-	733
Total	$5,379	$15,052	$20,412	$14,414	$2,301	$24,812	$1,547	$100	$84,017

Multifamily residential real estate
Pass	$1,856	$11,973	$41,285	$27,249	$4,851	$44,731	$7	-	$131,952
Classified	-	-	-	-	-	-	-	-	-
Total	$1,856	$11,973	$41,285	$27,249	$4,851	$44,731	$7	-	$131,952

Commercial real estate, owner occupied
Pass	$19,563	$24,191	$5,088	$16,648	$1,899	$54,991	$2,452	50	$124,882
Classified	-	-	-	-	-	2,480	-	-	2,480
Total	$19,563	$24,191	$5,088	$16,648	$1,899	$57,471	$2,452	50	$127,362

Commercial real estate, other
Pass	$22,410	$19,838	$36,961	$23,541	$262	$76,142	$375	$-	$179,529
Classified	-	-	-	-	-	-	-	-	-
Total	$22,410	$19,838	$36,961	$23,541	$262	$76,142	$375	$-	$179,529

Commercial and industrial
Pass	$1,064	$10,123	$15,106	$8,959	$2,258	$6,691	$16,020	$-	$60,221
Classified	36	-	-	7	-	252	-	-	295
Total	$1,100	$10,123	$15,106	$8,966	$2,258	$6,943	$16,020	$-	$60,516
YTD gross charge-offs	$12	$-	$-	$-	$-	$-	$-	$-	$12

Public sector and IDA
Pass	$42	$247	$18,419	$6,650	$-	$22,001	$-	$-	$47,359
Classified	-	-	-	-	-	-	-	-	-
Total	$42	$247	$18,419	$6,650	$-	$22,001	$-	$-	$47,359

Credit cards
Pass	$-	$-	$-	$-	$-	$-	$4,563	$-	$4,563
Classified	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$4,563	$-	$4,563
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$8	$-	$8

Automobile
Pass	$519	$1,119	$2,453	$4,255	$1,884	$173	$-	$-	$10,403
Classified	-	-	-	-	-	-	-	-	-
Total	$519	$1,119	$2,453	$4,255	$1,884	$173	$-	$-	$10,403
YTD gross charge-offs	$-	$-	$1	$30	$-	$-	$-	$-	$31

Other consumer
Pass	$543	$1,412	$3,245	$9,416	$2,577	$174	$855	$-	$18,222
Classified	-	-	-	-	-	-	-	-	-
Total	$543	$1,412	$3,245	$9,416	$2,577	$174	$855	$-	$18,222
YTD gross charge-offs	$-	$-	$6	$13	$-	$-	$22	$-	$41

Total Loans
Pass	$58,826	$101,136	$204,134	$149,458	$22,622	$273,833	$43,098	$159	$853,266
Classified	36	27	294	7	-	3,766	-	-	4,130
Total	$58,862	$101,163	$204,428	$149,465	$22,622	$277,599	$43,098	$159	$857,396
YTD gross charge-offs	$12	$-	$7	$43	$-	$-	$30	$-	$92

The following table presents the recorded investment by loan pool and credit quality as of December 31, 2022.

	December 31, 2022
	Pass	Special Mention	Classified
Real Estate Construction
Construction, 1-4 family residential	$12,538	$-	$-
Construction, other	41,741	-	300
Consumer Real Estate
Equity lines	15,026	-	-
Residential closed-end first liens	122,187	-	461
Residential closed-end junior liens	2,446	-	-
Investor-owned residential real estate	80,143	-	603
Commercial Real Estate
Multifamily residential real estate	127,312	-	-
Commercial real estate owner-occupied	126,550	-	-
Commercial real estate, other	181,443	-	-
Commercial Non Real Estate
Commercial and industrial	57,381	-	8
Public Sector and IDA
States and political subdivisions	48,074	-	-
Consumer Non-Real Estate
Credit cards	4,597	-	-
Automobile	9,932	-	3
Other consumer	19,398	-	18
Total	$848,768	$-	$1,393

Loan Modifications to Borrowers Experiencing Financial Difficulty

There were no loans to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2023. The Company analyzed its modified loan portfolio for loans that defaulted during the three month period ended March 31 2023, and that were modified within 12 months prior to default. The Company designates three circumstances that indicate default: one or more payments that occur more than 90 days past the due date, charge-off, or foreclosure after the date of modification. Of the Company’s modifications at March 31, 2023, none of the defaulted modifications were modified within 12 months prior to default.

ACL on Unfunded Commitments

The following table presents the balance and activity in the ACL for unfunded commitments for the three months ended March 31, 2023:

Allowance for Credit Losses on Unfunded Commitments
Balance, December 31, 2022	$35
Adoption of ASU 2016-13	207
Provision for credit losses	-
Balance, March 31, 2023	$242

Note 3: Securities

The amortized cost and estimated fair value of securities available for sale along with gross unrealized gains and losses are summarized as follows:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for Sale:
U.S. Treasuries	$993	$-	$46	$-	$947
U.S. Government agencies and corporations	382,592	-	48,648	-	333,944
States and political subdivisions	181,214	3	31,255	-	149,962
Mortgage-backed securities	167,964	-	7,511	-	160,453
Corporate debt securities	6,502	-	761	-	5,741
Total securities available for sale	$739,265	$3	$88,221	$-	$651,047

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Treasuries	$992	$-	$56	$936
U.S. Government agencies and corporations	391,538	39	55,002	336,575
States and political subdivisions	190,192	26	38,018	152,200
Mortgage-backed securities	170,694	22	9,239	161,477
Corporate debt securities	6,501	-	837	5,664
Total securities available for sale	$759,917	$87	$103,152	$656,852

No allowance for credit loss on securities available for sale was recorded as of March 31, 2023.

The deferred tax asset for the net unrealized loss on securities available for sale was $18,526 as of March 31, 2023 and $21,644 as of December 31, 2022. The deferred tax asset is included in other assets on the Consolidated Balance Sheets.

The amortized cost and fair value of single maturity securities available for sale at March 31, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity.

	March 31, 2023
	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$3,229	$3,172
Due after one year through five years	148,141	138,200
Due after five years through ten years	316,859	273,664
Due after ten years	271,036	236,011
Total securities available for sale	$739,265	$651,047

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous loss position, follows.

	March 31, 2023
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasuries	$-	$-	$947	$46
U.S. Government agencies and corporations	50,869	2,032	283,074	46,616
States and political subdivisions	9,432	1,214	139,371	30,041
Mortgage-backed securities	18,576	242	141,868	7,269
Corporate debt securities	873	127	4,868	634
Total available for sale securities	$79,750	$3,615	$570,128	$84,606

	December 31, 2022
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasuries	$936	$56	$-	$-
U.S. Government agencies and corporations	144,574	12,699	190,950	42,303
States and political subdivisions	94,657	18,373	52,134	19,645
Mortgage-backed securities	144,198	7,326	15,165	1,913
Corporate debt securities	4,843	655	821	182
Total temporarily impaired securities	$389,208	$39,109	$259,070	$64,043

The Company evaluates securities available for sale that are in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to the extent to which the fair value is less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.

At March 31, 2023, the Company had 602 securities with a fair value of $649,878 in an unrealized loss position. The Company does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the cost basis of the investments. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, the unrealized losses are attributed to noncredit-related factors, including changes in interest rates and other market conditions. No allowance for credit losses on securities available for sale was recorded as of March 31, 2023.

Restricted Stock.

The Company held restricted stock of $929 as of March 31, 2023 and $941 at December 31, 2022. Restricted stock is reported separately from available for sale securities. As a member of the Federal Reserve and the Federal Home Loan Bank of Atlanta (“FHLB”), NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. The Company purchases stock from or sells stock back to the correspondents based on their calculations. The stock is held by member institutions only and is not actively traded.

Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. In addition to dividends, NBB also benefits from its membership with FHLB through eligibility to borrow from the FHLB, using as collateral NBB’s capital stock investment in the FHLB and qualifying NBB real estate mortgage loans totaling $646,100 at March 31, 2023. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at March 31, 2023, did not determine any impairment.

Realized Securities Gains and Losses

During the first three months of 2023, the Company realized net securities gains of $12 on the sale of securities with an amortized cost basis of $17,987. The sales were part of the Company’s interest rate risk management strategy. There were no sales of securities during 2022.

Note 4: Defined Benefit Plan

Components of Net Periodic Benefit Cost:

	Pension Benefits
	Three Months Ended March 31,
	2023	2022
Service cost	$203	$324
Interest cost	273	204
Expected return on plan assets	(518)	(629)
Amortization of prior service cost	-	-
Recognized net actuarial loss	17	110
Net periodic benefit (income) cost	$(25)	$9

The service cost component of net periodic benefit cost is included in salaries and employee benefits expense in the consolidated statements of income. All other components are included in other noninterest expense in the consolidated statements of income. For the three months ended March 31, 2023, the Company did not make a contribution to the defined benefit plan.

Note 5: Fair Value Measurements

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

Level 1 –	Valuation is based on quoted prices in active markets for identical assets and liabilities.
Level 2 –	Valuation is based on observable inputs including:
•	quoted prices in active markets for similar assets and liabilities,
•	quoted prices for identical or similar assets and liabilities in less active markets,
•	inputs other than quoted prices that are observable, and
•	model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.
Level 3 –	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

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

March 31, 2023		Fair Value Measurements Using
Description	Balance	Level 1	Level 2	Level 3
U.S. Treasuries	$947	$-	$947	$-
U.S. Government agencies and corporations	333,944	-	333,944	-
States and political subdivisions	149,962	-	149,962	-
Mortgage-backed securities	160,453	-	160,453	-
Corporate debt securities	5,741	-	5,741	-
Total securities available for sale	$651,047	$-	$651,047	$-

December 31, 2022		Fair Value Measurements Using
Description	Balance	Level 1	Level 2	Level 3
U.S. Treasuries	$936	$-	$936	$-
U.S. Government agencies and corporations	336,575	-	336,575	-
States and political subdivisions	152,200	-	152,200	-
Mortgage-backed securities	161,477	-	161,477	-
Corporate debt securities	5,664	-	5,664	-
Total securities available for sale	$656,852	$-	$656,852	$-

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

At December 31, 2022, there were no interest rate loan contracts or forward contracts. The following table presents the Company’s interest rate loan contracts and forward contracts as of March 31, 2023:

March 31, 2023		Fair Value Measurements Using
Description	Balance	Level 1	Level 2	Level 3
Interest rate loan contracts	$2	$-	$-	$2
Forward contracts	(2)	-	-	(2)

March 31, 2023	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate loan contracts	Market approach	Pull-through rate		81.30%
Forward contracts	Market approach	Pull-through rate		81.30%
Interest rate loan contracts	Market approach	Current reference price	100.83%	–	102.22%	(101.24%)
Forward contracts	Market approach	Current reference price	100.83%	–	102.22%	(101.24%)

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at March 31, 2023 or December 31, 2022.

Collateral Dependent Loans

Loans the Company has identified as collateral dependent that do not share risk characteristics are individually evaluated on a non-recurring basis. For collateral dependent loans, the ACL is measured as the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. When repayment is expected from the operation of the collateral, credit losses are estimated as the amount by which the amortized cost basis of the loan exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected from the sale of the collateral, credit losses are measured as the amount by which the amortized costs basis of the loan exceeds the fair value of the underlying collateral less estimated cost to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.

For real estate loans, fair value of collateral is determined by the “as-is” value of appraisals that are less than 24 months of age and are prepared by independent, licensed appraisers. Appraisals are based upon observable market data analyzed through an income or sales valuation approach, and adjusted by estimated selling costs. Valuation falls within Level 2 categorization. The Company may further discount appraisals for marketing strategies, which results in Level 3 categorization.

The value of business equipment is based upon an outside appraisal (Level 2) if deemed significant, or the net book value on the applicable business’ financial statements (Level 3) if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3).

At March 31, 2023, none of the Company’s individually evaluated loans were measured using the collateral method. As of December 31, 2022, measurement of the Company’s impaired loans did not result in any specific allocations.

Other Real Estate Owned (“OREO”)

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

The following table summarizes the Company’s OREO that was measured at fair value on a nonrecurring basis.

Date	Description	Balance	Level 1	Level 2	Level 3
March 31, 2023	OREO, net of valuation allowance	$662	$-	$-	$662
December 31, 2022	OREO, net of valuation allowance	662	-	-	662

The following table presents information about OREO and Level 3 Fair Value Measurements for the dates indicated.

Date	Valuation Technique	Unobservable Input	Range (Weighted Average)
March 31, 2023	Discounted appraised value	Selling cost	7.00%
March 31, 2023	Discounted appraised value	Discount for lack of marketability	34.72%

December 31, 2022	Discounted appraised value	Selling cost	7.00%
December 31, 2022	Discounted appraised value	Discount for lack of marketability	34.72%

At March 31, 2023 and December 31, 2022, the Company held a single OREO property, measured using appraised value, discounted for marketability and selling cost. During 2022, the Company reduced the list price as part of a marketing strategy and recorded an additional discount for marketability.

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

	March 31, 2023
	Recorded Amount	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$11,695	$11,695	$-	$-
Interest-bearing deposits	42,966	42,966	-	-
Securities available for sale	651,047	-	651,047	-
Restricted securities	929	-	929	-
Loans, net	846,315	-	-	803,330
Accrued interest receivable	6,007	-	6,007	-
Bank-owned life insurance	43,551	-	43,551	-
Interest rate loan contracts	2	-	-	2
Financial Liabilities:
Deposits	$1,511,452	$-	$1,385,881	$125,931
Accrued interest payable	314	-	314	-
Forward loan contracts	2	-	-	2

	December 31, 2022
	Recorded Amount	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$12,403	$12,403	$-	$-
Interest-bearing deposits	59,026	59,026	-	-
Securities available for sale	656,852	-	656,852	-
Restricted securities	941	-	941	-
Loans, net	844,519	-	-	781,749
Accrued interest receivable	6,001	-	6,001	-
Bank-owned life insurance	43,312	-	43,312	-
Financial Liabilities:
Deposits	$1,542,725	$-	$1,475,096	$67,542
Accrued interest payable	106	-	106	-

Note 6: Components of Accumulated Other Comprehensive Income (Loss)

The following tables provide information about components of accumulated other comprehensive loss as of the dates indicated:

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at December 31, 2021	$2,854	$(6,912)	$(4,058)
Unrealized holding loss on available for sale securities, net of tax of ($8,992)	(33,826)	-	(33,826)
Balance at March 31, 2022	$(30,972)	$(6,912)	$(37,884)

Balance at December 31, 2022	$(81,421)	$(2,345)	$(83,766)
Unrealized holding gain on available for sale securities, net of tax of $3,121	11,738	-	11,738
Reclassification adjustment, net of tax of ($3)	(9)	-	(9)
Balance at March 31, 2023	$(69,692)	$(2,345)	$(72,037)

Note 7: Revenue Recognition

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2023 and March 31, 2022

	Three Months Ended March 31,
	2023	2022
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$592	$562
Other service charges and fees	53	55
Credit and debit card fees, net	467	440
Trust income	445	443
Insurance and Investment (included within Other Income on the Consolidated Statements of Income)	285	208
Noninterest Income (in-scope of Topic 606)	$1,842	$1,708
Noninterest Income (out-of-scope of Topic 606)	357	583
Total noninterest income	$2,199	$2,291

Note 8: Leases

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

Options to Extend, Residual Value Guarantees, and Restrictions and Covenants

Of the Company’s seven operating leases as of March 31, 2023, four leases offer the option to extend the lease term.  Two of the leases have two options of five years each and one lease has two options of three years each.  Another lease has one option to extend the term for an additional five years.  The Company exercised a previous option to extend this lease in 2020. At the time of capitalization, the Company was not reasonably certain whether it would exercise the options and did not include the time period in the calculation of the lease liability.  The lease agreements provide that the lease payment will increase at the exercise date based on the Consumer Price Index for All Urban Consumers (“CPI-U”).  Because the CPI-U at the exercise date is unknown, the increase is not included in the cash flows determining the lease liability.  None of the Company’s leases provide for residual value guarantees and none provide restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The contracts in which the Company is lessee are with parties external to the Company and not related parties. The Company’s lease right of use asset is included in other assets and the lease liability is included in other liabilities. The following tables present information about leases:

	March 31, 2023	December 31, 2022
Lease liability	$1,365	$1,444
Right-of-use asset	$1,336	$1,415
Weighted average remaining lease term (in years)	4.95	5.14
Weighted average discount rate	3.29%	3.29%

	For the Three Months Ended March 31,
	2023	2022
Lease Expense
Operating lease expense	$92	$76
Short-term lease expense	1	1
Total lease expense	$93	$77

Cash paid for amounts included in lease liabilities	$94	$78
Right-of-use assets obtained in exchange for operating lease liabilities commencing during the period	$-	$25

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability:

Undiscounted Cash Flow for the Period	As of March 31, 2023
Twelve months ending March 31, 2024	$356
Twelve months ending March 31, 2025	340
Twelve months ending March 31, 2026	234
Twelve months ending March 31, 2027	203
Twelve months ending March 31, 2028	188
Thereafter	160
Total undiscounted cash flows	$1,481
Less: discount	(116)
Lease liability	$1,365

The contracts in which the Company is lessee are not with related parties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

$ in thousands, except per share data

The purpose of this discussion and analysis is to provide information about the financial condition and results of operations of the Company.  Please refer to the financial statements and other information included in this report as well as the Company’s 2022 Annual Report on Form 10-K for an understanding of the following discussion and analysis. References in the following discussion and analysis to “we” or “us” refer to the Company unless the context indicates that the reference is to the Bank.

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

Further, the Company has a program to identify, mitigate and manage its cybersecurity risks.  The program includes penetration testing and vulnerability assessment, technological defenses such as antivirus software, patch management, firewall management, email and web protections, an intrusion prevention system, a cybersecurity insurance policy which covers some but not all losses arising from cybersecurity breaches, as well as ongoing employee training.  The cost of these measures was $63 for the three months ended March 31, 2023 and $94 for the three months ended March 31, 2022. These costs are included in various categories of noninterest expense.

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

Critical accounting policies are most important to the portrayal of the Company’s financial condition or results of operations and require Management’s most difficult, subjective, and complex judgments about matters that are inherently uncertain.  If conditions occur that differ from our assumptions, depending upon the severity of such differences, the Company’s financial condition or results of operations may be materially impacted.  The Company has designated three policies as critical, including those governing the allowance for credit losses, goodwill and the pension plan. The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them as needed.  Please refer to the Company’s 2022 Form 10-K, Note 1: Summary of Significant Accounting Policies for information on these and other accounting policies. For information on the Company’s policies on the ACLL beginning with adoption of CECL on January 1, 2023, please refer to Note 1: General.

Overview

National Bankshares, Inc. is a financial holding company that was organized in 1986 under the laws of Virginia and is registered under the Bank Holding Company Act of 1956. NBI common stock is listed on the Nasdaq Capital Market and is traded under the symbol “NKSH.”

NBI has two wholly-owned subsidiaries, the National Bank of Blacksburg and National Bankshares Financial Services, Inc. NBB is a community bank and does business as National Bank from 24 office locations and three loan production offices. NBB is the source of nearly all of the Company’s revenue. NBFS does business as National Bankshares Investment Services and National Bankshares Insurance Services. Income from NBFS is not significant at this time, nor is it expected to be so in the near future.

Non-GAAP Financial Measures

This report refers to certain financial measures that are computed under a basis other than GAAP (“non-GAAP”).  The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company’s operational performance and to enhance investors’ overall understanding of such financial performance.  The methodology for determining these non-GAP measures may differ among companies and are supplementary to our financial condition, results of operations and cash flows computed in accordance with GAAP. Details on non-GAAP measures follow.

Adjusted Return on Average Assets and Adjusted Return on Average Equity

The adjusted return on average assets and adjusted return on average equity are measures of profitability, calculated by annualizing net income and dividing by average year-to-date assets or equity, respectively. Larger nonrecurring income or expenses are not annualized, in order to reduce distortion within the ratios. During the three months ended March 31, 2023, the recorded income from the adjustment of basis in partnership interests, the net gains on the sale of securities and expenses incurred to respond to a threatened proxy contest initiated by an activist shareholder were removed from the annualization. For the three months ended March 31, 2022, the income recorded from the adjustment of basis in partnership interests was removed from the annualization. The tables below present the reconciliation of adjusted annualized net income, which is not a measurement under GAAP, for the three month periods ended March 31, 2023 and 2022.

	Three Months Ended
	March 31, 2023	March 31, 2022
Annualized Net Income
Net income (GAAP)	$4,531	$4,886
Less: items deemed by Management to be non-recurring:
Partnership income net of tax of ($44) and ($77) for the periods ended March 31, 2023 and 2022, respectively	(164)	(290)
Securities gain, net of tax of ($3) for the period ended March 31, 2023	(9)	-
Proxy contest-related expense, net of tax of $93 for the period ended March 31, 2023	348	-
Adjusted net income	$4,706	$4,596

Adjusted net income, annualized	$19,085	$18,639
Add: items deemed by Management to be non-recurring:
Partnership income net of tax of $44 and $77 for the periods ended March 31, 2023 and 2022, respectively	164	290
Securities gain, net of tax of $3 for the period ended March 31, 2023	9	-
Proxy contest-related expense, net of tax of ($93) for the period ended March 31, 2023	(348)	-
Annualized net income for ratio calculation (non-GAAP)	$18,910	$18,929

Unrealized losses on securities available for sale decrease total assets and stockholders' equity through accumulated other comprehensive loss. Along with the return on average assets, the Company considers the ratio, adjusted to exclude the impact of unrealized losses. Along with the return on average equity, the Company considers the ratio adjusted to exclude other comprehensive loss. The adjustments to average assets and average stockholders' equity are presented in the table below.

	Three Months Ended
	March 31, 2023	March 31, 2022
Average Assets Excluding Unrealized Loss on Securities
Average assets (GAAP)	$1,625,041	$1,703,280
Average unrealized loss on securities	98,823	6,836
Average deferred tax asset, unrealized loss on securities	(20,753)	(1,436)
Average assets excluding unrealized loss on securities (non-GAAP)	$1,703,111	$1,708,680

Average Stockholders’ Equity Excluding AOCI
Average stockholders’ equity (GAAP)	$123,996	$185,324
Average accumulated other comprehensive loss	80,415	12,312
Average stockholders’ equity excluding AOCI (non-GAAP)	$204,411	$197,636

The return on average assets and return on average equity under GAAP and adjusted for non-GAAP considerations, are presented in the table below:

	Three Months Ended March 31,
	2023	2022
Return on average assets (GAAP)	1.13%	1.16%
Adjusted return on average assets (non-GAAP)	1.16%	1.11%
Adjusted return on average assets excluding unrealized losses on securities (non-GAAP)	1.11%	1.11%

Return on average equity (GAAP)	14.82%	10.69%
Adjusted return on average equity (non-GAAP)	15.25%	10.21%
Adjusted return on average equity excluding accumulated other comprehensive loss (non-GAAP)	9.25%	9.58%

Net Interest Margin

The Company uses the adjusted net interest margin to measure profit on interest generating activities, as a percentage of total interest-earning assets. The adjusted net interest margin is calculated by dividing annualized fully taxable equivalent (“FTE”) net interest income by total average earning assets. The portion of interest income that is nontaxable is grossed up to the tax equivalent by adding the tax benefit. The tax rate utilized in calculating the tax benefit is 21%. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below.

	Three Months Ended
	March 31, 2023	March 31, 2022
Net Interest Income, FTE
Total interest income (GAAP)	$14,044	$11,050
FTE adjustment	209	227
Total interest income (non-GAAP)	14,253	11,277
Total interest expense (GAAP)	3,098	655
Net interest income, FTE (non-GAAP)	$11,155	$10,622

Average balance of interest-earning assets	$1,667,191	$1,525,651

Net interest margin	2.88%	2.81%

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

	Three Months Ended
	March 31, 2023	March 31, 2022
Noninterest Expense for Efficiency Ratio
Noninterest expense (GAAP)	$7,664	$6,613
Less: proxy contest-related expense	(441)	-
Noninterest expense for efficiency ratio (non-GAAP)	$7,223	$6,613

Total Income for Efficiency Ratio
Noninterest income (GAAP)	$2,199	$2,291
Less: securities gains	(12)	-
Less: partnership income	(208)	(367)
Noninterest income (non-GAAP)	1,979	1,924
Net interest income, FTE (non-GAAP)	11,155	10,622
Total income for efficiency ratio (non-GAAP)	$13,134	$12,546

Efficiency ratio	54.99%	52.71%

Performance Summary

The following table presents the Company’s key performance indicators for the three months ended March 31, 2023 and March 31, 2022. Income and expense items are annualized for the ratios, except for basic and fully diluted earnings per share.

	Three Months Ended March 31,
	2023	2022
Net Income	$4,531	$4,886
Return on average assets	1.13%	1.16%
Adjusted return on average assets (1)	1.16%	1.11%
Adjusted return on average assets excluding unrealized losses on securities(1)	1.11%	1.11%
Return on average equity	14.82%	10.69%
Adjusted return on average equity (1) (2)	15.25%	10.21%
Adjusted return on average equity excluding accumulated other comprehensive loss(1)(2)	9.25%	9.58%
Basic and fully diluted earnings per share (2)	$0.77	$0.81
Net interest margin (1)	2.79%	2.65%
Efficiency ratio (1)	54.99%	52.71%

(1)	See “Non-GAAP Financial Measures” above.
(2)	During the three months ended March 31, 2022, the Company repurchased 41,185 shares under its publicly announced stock repurchase plan. The repurchase reduced stockholders equity by $1,522.

Net income and earnings per share for the three months ended March 31, 2023 decreased when compared with the same period of 2022. Contributing to the decrease were pre-tax expenses totaling $441 incurred to respond to a threatened proxy contest initiated by an activist stockholder. The Company announced on March 31, 2023 that the activist had withdrawn its nominees for the Company’s Board of Directors with no concessions or negotiated settlement with the Company.

For the three months ended March 31, 2023, adjusted return on average assets and adjusted return on average equity, excluding the impact of unrealized losses on available for sale securities, remained at similar levels as those for the three months ended March 31, 2022. The Company’s efficiency ratio continues to reflect the Company’s commitment to control expenses.

Key Assets and Liabilities

NBI’s key assets and liabilities and their change from December 31, 2022 are shown in the following table.

	March 31, 2023	December 31, 2022	Percent Change
Interest-bearing deposits	$42,966	$59,026	(27.21)%
Securities available for sale	651,047	656,852	(0.88)%
Loans, net	846,315	844,519	0.21%
Total assets	1,654,277	1,677,551	(1.39)%
Deposits	1,511,452	1,542,725	(2.03)%

Asset Quality

Key indicators of the Company’s asset quality are presented in the following table.

	March 31, 2023	March 31, 2022	December 31, 2022
Nonaccrual loans	$2,814	$2,862	$2,847
Loans past due 90 days or more, and still accruing	33	381	8
Other real estate owned	662	957	662
ACLL to loans net of unearned income and deferred fees and costs	1.24%	0.95%	0.96%
Net charge-off (recovery) ratio	(0.04)%	0.01%	0.02%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.41%	0.47%	0.41%
Ratio of ACLL to nonperforming loans	378.46%	272.12%	288.90%

The Company adopted the CECL model on January 1, 2023, resulting in an increase to the ACLL of $2,342, from the $8,225 allowance for loan losses at December 31, 2022.  For information on the Company’s policies on the ACLL, please refer to Note 1: General. Please refer to the Company’s 2022 Form 10-K, Note 1: Summary of Significant Accounting Policies for information on the Company’s application of previous GAAP in determining the allowance for loan losses.

The Company’s risk analysis under the CECL model at March 31, 2023 determined an ACLL of $10,650, or 1.24% of loans net of unearned income and deferred fees and costs.  This compares with an allowance of $8,225 as of December 31, 2022, or 0.96% of loans.  The allowance for loan losses at March 31, 2022 was $7,788, or 0.95% of loans.  To determine the appropriate level of the ACLL, the Company considers credit risk for individually evaluated loans and for groups of loans evaluated collectively.

Individually Evaluated Loans

Individually evaluated loans were $4,130 as of March 31, 2023, an increase from $3,032 as of December 31, 2022. The increase was due to a change in the way that the Company identifies individually evaluated loans under CECL. Please refer to Note 1: General for information on the Company’s identification of individually evaluated loans. None of the Company’s individually evaluated loans as of March 31, 2023 were determined to be collateral dependent and were measured using the DCF method, resulting in an allocation of $434.

Collectively Evaluated Loans

Collectively evaluated loans totaled $853,266, with an ACLL of $10,216 as of March 31, 2023. At December 31, 2022, collectively evaluated loans totaled $850,161, with an allowance of $8,225.

Collectively evaluated loans are divided into pools based upon risk characteristics. Utilizing historical loss information, the Company calculates a probability of default and loss given default for each pool, which is adjusted for a reasonable and supportable forecast. Loan pools are allocated additional loss estimates based upon the Company’s analysis of qualitative factors including economic measures, asset quality indicators, loan characteristics, and changes to internal Company policies and management.

Reasonable and Supportable Forecast

To estimate cash flows, the Company adjusted its historical loss information with a forecast of the national unemployment rate.  The forecast applied at March 31, 2023 projects that unemployment will rise over the next 12 months, which increases the loss estimate. The Company determined that 12 months represents a reasonable and supportable forecast period as of March 31, 2023, and set a period of 12 months to revert to historical losses on a straight-line basis.

Qualitative Factors: Economic

The Company sources economic data pertinent to its market from the most recently available publications, including business and personal bankruptcy filings, the residential vacancy rate and the inventory of new and existing homes.

Higher bankruptcy filings indicate heightened credit risk and increase the ACLL, while lower bankruptcy filings have a beneficial impact on credit risk. Compared with data available at December 31, 2022, business bankruptcy filings slightly increased and personal bankruptcy filings slightly decreased.

Residential vacancy rates and housing inventory impact the Company’s residential construction customers and the consumer real estate market. Higher levels increase credit risk. The residential vacancy rate available at March 31, 2023 improved from the data incorporated into the December 31, 2022 calculation, resulting in a lower allocation. Housing data available as of March 31, 2023 showed slightly lower inventory than at December 31, 2022, resulting in a lower allocation.

Qualitative Factors: Asset Quality Indicators

Accruing past due loans are analyzed at the class level and compared with previous levels. Increases in past due loans indicate heightened credit risk. Accruing loans past due 30-89 days were 0.14% of total loans at March 31, 2023, a decrease from 0.16% at December 31, 2022. Accruing loans past due 90 days or more were a very small percentage of the loan portfolio as of March 31, 2023 and at December 31, 2022.

Qualitative Factors: Other Considerations

The Company considers other factors that impact credit risk, including the interest rate environment, the competitive, legal and regulatory environments, changes in lending policies and loan review, changes in lending management, and high risk loans.

The interest rate environment impacts variable rate loans. When interest rates increase, the payment on variable rate loans increases, which may increase credit risk. The Federal Reserve increased the target Fed Funds rate multiple times in 2022, as well as in February and March of 2023, resulting in an increased allocation as of March 31, 2023, compared with the allocation for December 31, 2022.

The competitive, legal and regulatory environments were evaluated for changes that would impact credit risk. Higher competition for loans increases credit risk, while lower competition decreases credit risk. Competition remained at similar levels to those at December 31, 2022. The legal and regulatory environments also remain in a similar posture to December 31, 2022.

Lending policies, loan review procedures and Management’s experience influence credit risk. Except for the adoption of CECL, policies, procedures and management remain similar to those at December 31, 2022.

Levels of high risk loans are considered in the determination of the level of the ACLL. A decrease in the level of high risk loans within a class decreases the required allocation for the loan class, and an increase in the level of high risk loans within a class increases the required allocation for the loan class. Total high risk loans increased 7.33% from the level at December 31, 2022, resulting in an increased allocation.

Unallocated Surplus

The unallocated surplus as of March 31, 2023 is $480, or 4.72% in excess of the calculated requirement. The unallocated surplus at December 31, 2022 was $179, or 2.23% in excess of the calculated requirement. The surplus provides some mitigation of current economic uncertainty that may impact credit risk.

Conclusion

The calculation of the ACLL resulted in a provision for credit losses of $2 for the three month period ended March 31, 2023, compared with a provision of $134 for the three month period ended March 31, 2022. The provision for 2023 and 2022 reflect loan growth and changes in factors detailed in “Asset Quality” above.

Provision for Credit Loss

The calculation of the allowance for credit losses resulted in a provision for credit losses of $2 for the three month period ended March 31, 2023, compared with a provision of $134 for the three month period ended March 31, 2022. The provision for 2023 and 2022 reflect loan growth and changes in factors detailed in “Asset Quality” above.

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

The Company reviews modifications to determine whether the borrower is experiencing financial difficulty, including indicators of default, bankruptcy, going concern, insufficient projected cash flows and inability to obtain financing from other sources. If a modification is made to a borrower experiencing financial difficulty, the loan’s risk rating is downgraded to special mention or classified, resulting in individual evaluation for the ACL.

Modifications That Are Not for Borrowers Experiencing Financial Difficulty

During the three months ended March 31, 2023, the Company provided 201 modifications for competitive reasons to loans totaling $30,508. During the three months ended March 31, 2022, the Company provided 235 modifications to loans totaling $39,182. The modifications were not to borrowers experiencing financial difficulty.

Other Real Estate Owned

As of March 31, 2023, OREO of $662 is comprised of one construction property. Loans in various stages of foreclosure totaled $95, all of which are secured by residential real estate. Loans currently in the process of foreclosure may increase OREO in future quarters. It is not possible to accurately predict the future total of OREO because property sold at foreclosure may be acquired by third parties and OREO properties are regularly marketed and sold. The Company continues to monitor risk levels within the loan portfolio. If the Company’s market experiences an economic downturn, real estate values could decline and foreclosure activity could increase. A decline in value may result in loss recognition for OREO, while an increase in foreclosures may increase the number of OREO properties.

Net Interest Income

The following table shows interest‑earning assets and interest‑bearing liabilities, the interest earned or paid, the average yield or rate on the daily average balance outstanding, net interest income and net yield on average interest‑earning assets for the periods indicated.

	Three Months Ended March 31,
	2023			2022
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans (1)(2)(3)(4)	$855,093	$9,414	4.46%	$803,693	$8,181	4.13%
Taxable securities (5)(6)	678,543	4,118	2.46%	628,311	2,473	1.60%
Nontaxable securities (1)(5)	67,335	493	2.97%	76,709	574	3.03%
Interest-bearing deposits	19,715	228	4.69%	114,254	49	0.17%
Total interest-earning assets	$1,620,686	$14,253	3.57%	$1,622,967	$11,277	2.82%
Interest-bearing liabilities:
Interest-bearing demand deposits	$856,591	$2,373	1.12%	$886,829	$580	0.27%
Savings deposits	208,376	81	0.16%	212,920	38	0.07%
Time deposits	91,666	359	1.59%	77,989	37	0.19%
Borrowings	23,962	285	4.82%	-	-	-
Total interest-bearing liabilities	$1,180,595	$3,098	1.06%	$1,177,738	$655	0.23%
Net interest income and interest rate spread		$11,155	2.51%		$10,622	2.59%
Net yield on average interest‑earning assets			2.79%			2.65%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 21%.
(2)	Included in interest income are loan fees of $40 for the three months ended March 31, 2023. For the three months ended March 31, 2022, interest income included loan fees of $88.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes loans held for sale.
(5)	Daily averages are shown at amortized cost.
(6)	Includes restricted stock.

Federal Reserve interest rate increases beginning in March 2022 expanded interest income when results for the three months ended March 31, 2023 are compared with results for the three months ended March 31, 2022. During the first quarter of 2023, the Company responded to increased competition for deposits with a CD promotion and other deposit rate increases.  Also during the first quarter of 2023, the Company obtained temporary advances from the FHLB that were repaid due to the success of the deposit strategy.

Noninterest Income

	Three Months Ended March 31,
	2023	2022	Percent Change
Service charges on deposits	$592	$562	5.34%
Other service charges and fees	53	55	(3.64)%
Credit and debit card fees, net	467	440	6.14%
Trust income	445	443	0.45%
BOLI income	239	238	0.42%
Gain on sale of mortgage loans	16	61	(73.77)%
Other income	375	492	(23.78)%
Gain on sale of securities	12	-	100.00%
Total noninterest income	$2,199	$2,291	(4.02)%

The decrease in total noninterest income is primarily attributable to a decrease in the gain on sale of mortgage loans and other income. Federal Reserve interest rate increases, beginning in 2022, have dampened real estate refinance and purchase financing activity. Other income includes revenue from investment and insurance sales, adjustments to partnership basis and other miscellaneous components. These areas fluctuate with market conditions and competitive factors. Other income decreased for the three month period ended March 31, 2023 compared to the same period in 2022 due to a decrease in income from partnership interests.

Noninterest Expense

	Three Months Ended March 31,
	2023	2022	Percent Change
Salaries and employee benefits	$4,434	$3,978	11.46%
Occupancy, furniture and fixtures	542	492	10.16%
Data processing and ATM	873	787	10.93%
FDIC assessment	117	111	5.41%
Net costs of other real estate owned	11	10	10.00%
Franchise taxes	375	362	3.59%
Professional services	753	225	234.67%
Other operating expenses	559	648	(13.73)%
Total noninterest expense	$7,664	$6,613	15.89%

The increase in total noninterest expense is primarily attributable to salaries and employee benefits expense and professional services expense.

Salaries and employee benefits includes employee salaries, payroll taxes, insurance and fringe benefits, ESOP contribution accruals, the service component of net periodic pension cost, and salary continuation expenses. The expense increased when the three month period ended March 31, 2023 are compared with the same period ended March 31, 2022. Like many employers, the Company faced challenges to hiring enough qualified employees in recent years. Since increasing its starting salary in 2022, the Company has been able to attract a better pool of applicants and fill needed positions.

Professional services expense increased primarily due to the $441 expense incurred to respond to the previously mentioned proxy contest.

Income Tax

Income tax expense was $948 for the three months ended March 31, 2023 and $1,053 for the same period of 2022. The Company’s federal statutory tax rate is 21%. The Company’s effective tax rate was 17.30% for the three month period ended March 31, 2023, compared with 17.73% for the three month period ended March 31, 2022.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	March 31, 2023	December 31, 2022	Percent Change
Interest-bearing deposits	$19,715	$88,963	(77.84)%
Securities available for sale, at fair value	645,097	683,183	(5.57)%
Loans, net of unearned income and deferred fees and costs and the allowance for credit losses	844,411	825,110	2.34%
Total assets	1,625,041	1,705,614	(4.72)%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$308,908	$338,269	(8.68)%
Interest-bearing demand deposits	856,591	910,989	(5.97)%
Savings deposits	208,376	216,414	(3.71)%
Time deposits	91,666	77,686	18.00%
Stockholders’ equity	123,996	145,641	(14.86)%

The declines in interest-bearing deposits and non-time customer deposits were the result of increased competition for customer deposits. The decline in stockholders’ equity resulted from other comprehensive loss related to the securities available for sale portfolio. Changes in securities, loans and deposits are discussed below.

Securities

	March 31, 2023	December 31, 2022	Percent Change
Amortized cost	$739,265	$759,917	(2.72)%
Unrealized loss	(88,218)	(103,065)	14.41%
Securities available for sale	$651,047	$656,852	(0.88)%

Securities available for sale are presented at fair value as of each reporting date. During the three months ended March 31, 2023, the amortized cost of securities available for sale decreased from December 31, 2022 by $20,652, while a partial reversal of unrealized losses increased the fair value from December 31, 2022. The decrease in amortized cost was primarily due to sale of securities with an amortized cost of $17,987, which resulted in a net gain of $12. The sales were part of the Company’s interest rate risk management strategy.

Most of the Company’s securities were purchased during periods prior to the Federal Reserve’s interest rate increases that began in March of 2022. The fair value of bonds moves inversely to interest rate changes, as well as expectations of interest rate changes. The Company’s Asset Liability Management Committee is closely monitoring interest rate risk on all of the Company’s financial assets and liabilities. At this time, there are no credit risk concerns on securities available for sale and no associated ACL. Please refer to Note 1: General and Note 3: Securities for additional information.

Loans

	March 31, 2023	December 31, 2022	Percent Change
Real estate construction loans	$54,052	$54,579	(0.97)%
Consumer real estate loans	223,438	221,052	1.08%
Commercial real estate loans	438,843	437,888	0.22%
Commercial non real estate loans	60,516	57,652	4.97%
Public sector and IDA	47,359	48,074	(1.49)%
Consumer non real estate	33,188	33,948	(2.24)%
Less: unearned income and deferred fees and costs	(431)	(449)	4.01%
Loans, net of unearned income and deferred fees and costs	$856,965	$852,744	0.49%

Loans increased slightly from December 31, 2022. Loan demand has contracted under current economic conditions but the Company is positioned to continue to make every loan that meets its underwriting standards.

Deposits

	March 31, 2023	December 31, 2022	Percent Change
Noninterest-bearing demand deposits	$311,137	$327,713	(5.06)%
Interest-bearing demand deposits	871,748	933,269	(6.59)%
Saving deposits	202,996	214,114	(5.19)%
Time deposits	125,571	67,629	85.68%
Total deposits	$1,511,452	$1,542,725	(2.03)%

The Company’s deposits experienced increased competitive pressure during the first quarter of 2023, continuing a trend that began impacting the Company during the fourth quarter of 2022. The Company responded to the trend early in the quarter with special CD offering rates, as well as improved rates on other deposits that substantially reversed the trend later in the quarter, at costs well below the cost of borrowing.

The Company’s deposit base is diverse, including individuals, businesses and municipalities within its market area. The Company does not have any brokered deposits. Depositors are insured up to the FDIC maximum of $250 thousand. Municipal deposits, which account for approximately one-fourth of the Company’s deposits, have additional security from bonds pledged as collateral, in accordance with state regulation. Of the Company’s non-municipal deposits, approximately 24% are uninsured.

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse liquidity sources, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and FHLB advances. During the first quarter of 2023, the Company accessed FHLB borrowings to reinforce liquidity. The advances were fully repaid during March 2023, due to the success of the Company’s deposit strategy. As of March 31, 2023, the Company did not have purchased deposits, discount window borrowings or short-term borrowings.

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

Regulatory capital levels determine the Company’s ability to use purchased deposits and the Federal Reserve discount window. As of March 31, 2023, the Company is considered well capitalized and does not have any restrictions on purchased deposits or borrowing ability at the Federal Reserve discount window.

As of March 31, 2023, the Company had $402,089 of borrowing capacity from the FHLB and an unsecured federal funds line of credit with an affiliated bank of $10,000, with no amounts advanced against those lines. Additionally, the Company had $15,629 of unused capacity at the Federal Reserve Bank discount window. In an abundance of caution, the Company pledged additional securities to the Federal Reserve Bank discount window during April 2023, increasing borrowing capacity to $67,878 as of April 30, 2023.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. As of March 31, 2023, the Company’s liquidity is sufficient to meet projected trends.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. As of March 31, 2023, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s internally-set target range. As of March 31, 2023, the loan to deposit ratio was 56.70%. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

Capital Resources

Total stockholders’ equity at March 31, 2023 was $131,043, an increase of $8,356, or 6.81%, from the $122,687 at December 31, 2022.  The increase in stockholders’ equity reflects net income for the three months ended March 31, 2023, reduced by payment of a special one-time cash dividend, and increased by improvement in the unrealized loss on securities available for sale.

During the first quarter of 2023, the Company paid a special one-time cash dividend of $1.00 per common share. The dividend rewarded stockholders for the Company’s positive performance during 2022, which included a one-time gain on the sale of a private equity investment.

The Company qualifies as a small bank holding company under the Federal Reserve’s Small Bank Holding Company Policy Statement, which exempts bank holding companies with less than $3 billion in assets from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements. NBB is subject to various capital requirements administered by banking agencies, including an additional capital conservation buffer in order to make capital distributions or discretionary bonus payments. Risk-based capital ratios are calculated in compliance with OCC rules based on the Basel III Capital Rules. The Bank’s ratios are well above the required minimums as of March 31, 2023. Risk based capital ratios for NBB are shown in the following tables.

	NBB	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservation Buffer
Common Equity Tier I Capital Ratio	17.00%	4.50%	7.00%
Tier I Capital Ratio	17.00%	6.00%	8.50%
Total Capital Ratio	18.00%	8.00%	10.50%
Leverage Ratio	11.01%	4.00%	4.00%

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

While it would be possible for customers to fully draw on approved lines of credit and for beneficiaries to call all letters of credit, historically this has not occurred. In the event of a sudden and substantial draw on these lines, the Company would be able to access multiple options, including its lines of credit with correspondents, raising additional deposits, or selling securities available for sale or loans. The Company estimates an ACL on unfunded loan commitments under the CECL model.

The Company sells mortgages on the secondary market. Our agreement with the purchaser provides for strict underwriting and documentation requirements. Violation of the representations and warranties of the agreement would entitle the purchaser to recourse provisions. The Company has determined that its risk in this area is not significant because of a low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of March 31, 2023. To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit. There were no material changes in off-balance sheet arrangements during the three months ended March 31, 2023.

Contractual Obligations

The Company had no finance lease or purchase obligations and no long-term debt at March 31, 2023.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2023 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Effective January 1, 2023, the Company adopted ASC 326, Financial Instruments – Credit Losses. The Company implemented changes to the policies, processes, and controls over the estimation of the allowance for credit losses to support the adoption of ASC 326. Many controls under this new standard mirror controls under prior GAAP. New controls were established over the review of economic forecasting projections obtained from independent third parties. Except as related to the adoption of ASC 326, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Please refer to the “Risk Factors” previously disclosed in Item 1A of our 2022 Annual Report on Form 10-K and the factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” in Part I. Item 2 of this Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Index of Exhibits

Exhibit No.	Description
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8-K filed on March 16, 2006)
3(ii)	Amended and Restated Bylaws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Form 8-K filed on January 11, 2023)
4	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10-K for fiscal year ended December 31, 1993)
+31(i)	Section 302 Certification of Chief Executive Officer	Filed herewith
+31(ii)	Section 302 Certification of Chief Financial Officer	Filed herewith
+32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Filed herewith
+32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Filed herewith
+101

The following materials from National Bankshares, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2023 are formatted in iXBRL (Inline Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets at March 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Income for the three month periods ended March 31, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three month periods ended March 31, 2023 and 2022; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three month periods ended March 31, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2023 and 2022; and (vi) Notes to Consolidated Financial Statements.

Filed herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

Date: May 11, 2023	/s/ F. Brad Denardo
By: F. Brad Denardo Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2023	/s/ Lora M. Jones
By: Lora M. Jones Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)