Form 10-Q
period 2023-06-30
NATIONAL BANKSHARES INC
filed 2023-08-09
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Outstanding shares of common stock at August 9, 2023 5,891,739

NATIONAL BANKSHARES, INC.

Form 10-Q

Part I

Item 1. Financial Statements	Financial Information

National Bankshares, Inc.

Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
(in thousands, except share and per share data)	2023	2022
Assets
Cash and due from banks	$14,815	$12,403
Interest-bearing deposits	55,241	59,026
Securities available for sale, at fair value	614,178	656,852
Restricted stock, at cost	929	941
Loans:
Loans, net of unearned income and deferred fees and costs	846,541	852,744
Less allowance for credit losses	(10,626)	(8,225)
Loans, net	835,915	844,519
Premises and equipment, net	11,044	10,371
Accrued interest receivable	5,718	6,001
Other real estate owned, net	662	662
Goodwill	5,848	5,848
Bank-owned life insurance	43,081	43,312
Other assets	38,110	37,616
Total assets	$1,625,541	$1,677,551

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$300,713	$327,713
Interest-bearing demand deposits	841,382	933,269
Savings deposits	197,958	214,114
Time deposits	146,979	67,629
Total deposits	1,487,032	1,542,725
Accrued interest payable	260	106
Other liabilities	9,805	12,033
Total liabilities	1,497,097	1,554,864
Commitments and contingencies
Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock of $1.25 par value and additional paid in capital. Authorized 10,000,000 shares; issued and outstanding 5,891,739 (including 2,052 unvested) shares at June 30, 2023 and 5,889,687 at December 31, 2022	7,367	7,362
Retained earnings	195,320	199,091
Accumulated other comprehensive loss, net	(74,243)	(83,766)
Total stockholders' equity	128,444	122,687
Total liabilities and stockholders' equity	$1,625,541	$1,677,551

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,
(in thousands, except share and per share data)	2023	2022
Interest Income
Interest and fees on loans	$9,644	$8,324
Interest on interest-bearing deposits	540	202
Interest on securities – taxable	4,066	2,949
Interest on securities – nontaxable	347	447
Total interest income	14,597	11,922

Interest Expense
Interest on time deposits	1,054	37
Interest on other deposits	4,314	610
Interest on borrowings	12	-
Total interest expense	5,380	647
Net interest income	9,217	11,275
Provision for credit losses	10	310
Net interest income after provision for credit losses	9,207	10,965

Noninterest Income
Service charges on deposit accounts	637	603
Other service charges and fees	49	51
Credit and debit card fees, net	414	535
Trust income	481	439
BOLI income	1,279	241
Gain on sale of investment	2,971	-
Gain on sale of mortgage loans	55	35
Loss on sale of securities	(3,344)	-
Other income	249	208
Total noninterest income	2,791	2,112

Noninterest Expense
Salaries and employee benefits	4,465	4,011
Occupancy, furniture and fixtures	411	464
Data processing and ATM	879	793
FDIC assessment	254	111
Net costs of other real estate owned	4	-
Franchise taxes	358	371
Professional services	551	214
Other operating expenses	635	347
Total noninterest expense	7,557	6,311
Income before income taxes	4,441	6,766
Income tax expense	540	1,192
Net Income	$3,901	$5,574
Basic net income per common share	$0.66	$0.93
Diluted net income per common share	$0.66	$0.93
Weighted average number of common shares outstanding, basic	5,889,687	6,004,425
Weighted average number of common shares outstanding, diluted	5,890,048	6,004,425
Dividends declared per common share	$0.73	$0.72

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended June 30, 2023 and 2022

(Unaudited)

	June 30,
(in thousands)	2023	2022
Net Income	$3,901	$5,574

Other Comprehensive Loss, Net of Tax
Unrealized holding loss on available for sale securities net of tax of ($1,289) and ($6,617) for the periods ended June 30, 2023 and June 30, 2022, respectively	(4,848)	(24,893)
Reclassification adjustment for loss included in net income, net of tax of ($702) in 2023	2,642	-
Other comprehensive loss, net of tax	(2,206)	(24,893)
Total Comprehensive Income (Loss)	$1,695	$(19,319)

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Income

(Unaudited)

	Six Months Ended June 30,
(in thousands, except share and per share data)	2023	2022
Interest Income
Interest and fees on loans	$18,977	$16,424
Interest on interest-bearing deposits	768	251
Interest on securities – taxable	8,184	5,422
Interest on securities – nontaxable	712	875
Total interest income	28,641	22,972

Interest Expense
Interest on time deposits	1,413	74
Interest on other deposits	6,768	1,228
Interest on borrowings	297	-
Total interest expense	8,478	1,302
Net interest income	20,163	21,670
Provision for credit losses	12	444
Net interest income after provision for credit losses	20,151	21,226

Noninterest Income
Service charges on deposit accounts	1,229	1,165
Other service charges and fees	102	106
Credit and debit card fees, net	881	975
Trust income	926	882
BOLI income	1,518	479
Gain on sale of investment	2,971	-
Gain on sale of mortgage loans	71	96
Loss on sale of securities	(3,332)	-
Other income	624	700
Total noninterest income	4,990	4,403

Noninterest Expense
Salaries and employee benefits	8,899	7,989
Occupancy, furniture and fixtures	953	956
Data processing and ATM	1,752	1,580
FDIC assessment	371	222
Net costs of other real estate owned	15	10
Franchise taxes	733	733
Professional services	1,304	439
Other operating expenses	1,194	995
Total noninterest expense	15,221	12,924
Income before income taxes	9,920	12,705
Income tax expense	1,488	2,245
Net Income	$8,432	$10,460
Basic net income per common share	$1.43	$1.74
Fully diluted net income per common share	$1.43	$1.74
Weighted average number of common shares outstanding, basic	5,889,687	6,025,709
Weighted average number of common shares outstanding, diluted	5,889,868	6,025,709
Dividends declared per common share	$1.73	$0.72

National Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Loss)

Six Months Ended June 30, 2023 and 2022

(Unaudited)

	June 30,
(in thousands)	2023	2022
Net Income	$8,432	$10,460

Other Comprehensive Income (Loss), Net of Tax
Unrealized holding gain (loss) on available for sale securities net of tax of $1,831 and ($15,609) for the periods ended June 30, 2023 and June 30, 2022, respectively	6,891	(58,719)
Reclassification adjustment for loss included in net income, net of tax of $700 in 2023	2,632	-
Other comprehensive income (loss), net of tax	9,523	(58,719)
Total Comprehensive Income (Loss)	$17,955	$(48,259)

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three Months Ended June 30, 2023 and 2022

(in thousands except per share and share data)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at March 31, 2022	$7,528	$191,645	$(37,884)	$161,289
Net income	-	5,574	-	5,574
Common stock repurchased, 41,977 shares	(52)	(1,354)	-	(1,406)
Cash dividends of $0.72 per share	-	(4,324)	-	(4,324)
Other comprehensive loss, net of tax of ($6,617)	-	-	(24,893)	(24,893)
Balances at June 30, 2022	$7,476	$191,541	$(62,777)	$136,240

Balances at March 31, 2023	$7,362	$195,718	$(72,037)	$131,043
Net income	-	3,901	-	3,901
Cash dividends of $0.73 per share	-	(4,299)	-	(4,299)
Other comprehensive loss, net of tax of ($587)	-	-	(2,206)	(2,206)
Stock based compensation	5	-	-	5
Balances at June 30, 2023	$7,367	$195,320	$(74,243)	$128,444

See accompanying notes to consolidated financial statements.

Six Months Ended June 30, 2023 and 2022

(in thousands except per share and share data)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2021	$7,580	$188,229	$(4,058)	$191,751
Net income	-	10,460	-	10,460
Common stock repurchased, 83,162 shares	(104)	(2,824)	-	(2,928)
Cash dividends of $0.72 per share	-	(4,324)	-	(4,324)
Other comprehensive loss, net of tax of ($15,609)	-	-	(58,719)	(58,719)
Balances at June 30, 2022	$7,476	$191,541	$(62,777)	$136,240

Balances at December 31, 2022	$7,362	$199,091	$(83,766)	$122,687
Adoption of ASU 2016-13	-	(2,014)	-	(2,014)
Net income	-	8,432	-	8,432
Cash dividends of $1.73 per share	-	(10,189)	-	(10,189)
Other comprehensive income, net of tax of $2,531	-	-	9,523	9,523
Stock based compensation	5	-	-	5
Balances at June 30, 2023	$7,367	$195,320	$(74,243)	$128,444

See accompanying notes to the consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2023 and 2022

(Unaudited)

	June 30,	June 30,
(in thousands)	2023	2022
Cash Flows from Operating Activities
Net income	$8,432	$10,460
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	12	444
Depreciation of bank premises and equipment	338	298
Amortization of premiums and accretion of discounts, net	524	660
Loss on sales of securities available for sale, net	3,332	-
Loss on sales of repossessed assets	5	-
Increase in cash value of bank-owned life insurance	(481)	(479)
Gain on BOLI settlement	(1,037)	-
Origination of mortgage loans held for sale	(5,251)	(4,342)
Proceeds from sale of mortgage loans held for sale	5,322	4,565
Gain on sale of mortgage loans held for sale	(71)	(96)
Equity based compensation expense	5	-
Net change in:
Accrued interest receivable	283	(402)
Other assets	(748)	(741)
Accrued interest payable	154	(2)
Other liabilities	(2,435)	(317)
Net cash provided by operating activities	8,384	10,048

Cash Flows from Investing Activities
Proceeds from calls, principal payments, sales and maturities of securities available for sale	50,872	24,182
Purchase of securities available for sale	-	(95,341)
Net change in restricted stock	12	(96)
Purchase of loan participations	(3,630)	(10,801)
Collection of loan participations	5,146	4,437
Loan originations and principal collections, net	4,520	(39,337)
Proceeds from sale of repossessed assets	9	-
Recoveries on loans charged off	207	86
Proceeds from sale and purchases of premises and equipment, net	(1,011)	(349)
Net cash provided by (used in) investing activities	56,125	(117,219)

Cash Flows from Financing Activities
Net change in time deposits	79,350	1,997
Net change in other deposits	(135,043)	81,247
Common stock repurchased	-	(2,928)
Cash dividends paid	(10,189)	(4,324)
Net cash (used in) provided by financing activities	(65,882)	75,992
Net change in cash and due from banks	(1,373)	(31,179)
Cash and due from banks at beginning of period	71,429	138,789
Cash and due from banks at end of period	$70,056	$107,610
		(Continued)

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits	$8,324	$1,304
Income taxes paid	3,847	2,184

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for credit losses	$160	$135
Loans transferred to repossessed assets	7	-
Unrealized holding gain (loss) on securities available for sale	12,054	(74,328)
Lease liabilities arising from obtaining right-of-use assets	-	25

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Notes to Consolidated Financial Statements

June 30, 2023

(Unaudited)

$ in thousands, except per share data

Note 1: General

The consolidated financial statements of National Bankshares, Inc. (“NBI”) and its wholly-owned subsidiaries, The National Bank of Blacksburg (the “Bank” or “NBB”) and National Bankshares Financial Services, Inc. (“NBFS”) (collectively, the “Company”), conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of the Company’s management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three and six month periods ended June 30, 2023 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”).  The Company posts all reports required to be filed under the Securities Exchange Act of 1934 on its web site at www.nationalbankshares.com.

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

Recent Accounting Pronouncements

In July 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718)”. This ASU amends the FASB Accounting Standards Codification for Securities and Exchange Commission (“SEC”) paragraphs pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. ASU 2023-03 is effective upon addition to the FASB Codification. The Company does not expect the adoption of ASU 2023-03 to have a material impact on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company has a small number of participation loans that reference LIBOR. The Company is working with the primary banks to determine appropriate actions.

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

ACL on Securities Available for Sale

The Company evaluates securities available for sale that are in an unrealized loss position on the reporting date. Securities are analyzed to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit-related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the Consolidated Balance Sheets, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the ACL and the adjustment to net income may be subsequently reversed if conditions change. If the Company intends to sell an impaired security, or more likely than not will be required to sell such a security, before recovering its amortized cost basis, the entire impairment amount must be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis would be adjusted to fair value, there would be no ACL in this situation.

In evaluating impairment, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. If the Company determines a credit impairment, the ACL on securities available for sale would be established through a provision for credit losses on securities available for sale in the Consolidated Statements of Income. If the Company's management believes it has confirmed that the loss on a security is uncollectible, or when either of the criteria regarding intent or requirement to sell is met, the loss is charged against the ACL. Accrued interest receivable is excluded from the estimate of credit losses.

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

The Company designated national unemployment as its forecast variable. Multiple forecasts from reputable and independent third parties are sourced to inform the Company’s reasonable and supportable forecasting of current expected credit losses. The forecast is applied over a horizon selected by the Company's management at each reporting date, typically of one year and not to exceed two years, after which loss rates revert to long term historical loss experience on a straight line basis over a period determined by the Company's management, of up to three years. The forecast horizon and reversion period are applied consistently to the entire portfolio.

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

Note 2: Loans and Allowance for Credit Losses

Loans

The following table presents the composition of the loan portfolio, excluding mortgage loans held for sale, as of the dates indicated.

	June 30, 2023	December 31, 2022
Real estate construction	$56,984	$54,579
Consumer real estate	226,453	221,052
Commercial real estate	423,396	437,888
Commercial non real estate	56,079	57,652
Public sector and IDA	47,791	48,074
Consumer non real estate	36,236	33,948
Gross loans	846,939	853,193
Less unearned income and deferred fees and costs	(398)	(449)
Loans, net of unearned income and deferred fees and costs	$846,541	$852,744
Allowance for credit losses on loans	(10,626)	(8,225)
Total loans, net	$835,915	$844,519

Accrued interest receivable on loans, which is excluded from the amortized cost of loans, totaled $2,517 and $2,516 at June 30, 2023 and December 31, 2022, respectively.

Past Due and Nonaccrual Loans

The following tables present the aging of past due loans, by loan pool, as of the dates indicated.

	June 30, 2023
	Accruing Current Loans	Accruing Loans 30 – 89 Days Past Due	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans	Total Loans	Accruing and Nonaccrual 90 or More Days Past Due
Real Estate Construction
Construction, 1-4 family residential	$14,094	$-	$-	$-	$14,094	$-
Construction, other	42,890	-	-	-	42,890	-
Consumer Real Estate
Equity line	15,312	50	-	-	15,362	-
Residential closed-end first liens	123,820	527	7	87	124,441	94
Residential closed-end junior liens	4,085	-	-	-	4,085	-
Investor-owned residential real estate	82,243	322	-	-	82,565	-
Commercial Real Estate
Multifamily residential real estate	131,192	-	-	-	131,192	-
Commercial real estate owner-occupied	115,752	146	-	2,446	118,344	242
Commercial real estate, other	173,860	-	-	-	173,860	-
Commercial Non Real Estate
Commercial and industrial	55,517	19	1	542	56,079	1
Public Sector and IDA
States and political subdivisions	47,791	-	-	-	47,791	-
Consumer Non-Real Estate
Credit cards	4,637	6	10	-	4,653	10
Automobile	11,539	34	-	-	11,573	-
Other consumer loans	19,902	105	3	-	20,010	3
Total	$842,634	$1,209	$21	$3,075	$846,939	$350

	December 31, 2022
	Accruing Current Loans	Accruing Loans 30 – 89 Days Past Due	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans	Total Loans	Accruing and Nonaccrual 90 or More Days Past Due
Real Estate Construction
Construction, 1-4 family residential	$12,538	$-	$-	$-	$12,538	$-
Construction, other	42,041	-	-	-	42,041	-
Consumer Real Estate
Equity line	15,010	16	-	-	15,026	-
Residential closed-end first liens	121,807	750	-	91	122,648	91
Residential closed-end junior liens	2,446	-	-	-	2,446	-
Investor-owned residential real estate	80,524	408	-	-	80,932	-
Commercial Real Estate
Multifamily residential real estate	127,312	-	-	-	127,312	-
Commercial real estate owner-occupied	126,640	-	-	2,493	129,133	252
Commercial real estate, other	181,443	-	-	-	181,443	-
Commercial Non Real Estate
Commercial and industrial	57,373	16	-	263	57,652	-
Public Sector and IDA
States and political subdivisions	48,074	-	-	-	48,074	-
Consumer Non-Real Estate
Credit cards	4,592	3	2	-	4,597	2
Automobile	9,833	102	-	-	9,935	-
Other consumer loans	19,317	93	6	-	19,416	6
Total	$848,950	$1,388	$8	$2,847	$853,193	$351

The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	CECL			Incurred Loss
	June 30, 2023			December 31, 2022
	Nonaccrual Loans			Nonaccrual Loans
	With No Allowance	With an Allowance	Total
Consumer Real Estate
Residential closed-end first liens	$-	$87	$87	$91
Commercial Real Estate
Commercial real estate owner-occupied	-	2,446	2,446	2,493
Commercial Non Real Estate
Commercial and industrial	-	542	542	263
Total	$-	$3,075	$3,075	$2,847

During the three and six months ended June 30, 2023, no accrued interest receivable was reversed against interest income.

The following table presents certain past due indicators as of the dates indicated.

	June 30,		December 31,
	2023	2022	2022
Ratio of ACLL to nonaccrual loans	345.56%	270.86%	288.90%
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees and costs	0.00%	0.00%	0.00%

Allowance for Credit Losses on Loans

The following tables present the activity in the ACLL by portfolio segment for the periods indicated:

	Activity in the Allowance for Credit Losses on Loans for the Six Months Ended June 30, 2023
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, Dec. 31, 2022	$450	$2,199	$3,642	$930	$319	$506	$179	$8,225
Adoption of ASU 2016-13	(21)	1,261	700	216	(15)	72	129	2,342
Charge-offs	-	(17)	-	(11)	-	(132)	-	(160)
Recoveries	-	102	25	3	-	77	-	207
Provision for (recovery of) credit losses	47	(180)	(26)	78	(3)	70	26	12
Balance, June 30, 2023	$476	$3,365	$4,341	$1,216	$301	$593	$334	$10,626

	Activity in the Allowance for Loan Losses for the Six Months Ended June 30, 2022
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, Dec. 31, 2021	$422	$1,930	$3,121	$1,099	$297	$444	$361	$7,674
Charge-offs	-	-	-	(2)	-	(133)	-	(135)
Recoveries	-	-	24	6	-	56	-	86
Provision for (recovery of) loan losses	285	189	325	(307)	39	95	(182)	444
Balance, June 30, 2022	$707	$2,119	$3,470	$796	$336	$462	$179	$8,069

	Activity in the Allowance for Loan Losses for the Year Ended December 31, 2022
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, Dec. 31, 2021	$422	$1,930	$3,121	$1,099	$297	$444	$361	$7,674
Charge-offs	-	(13)	-	(2)	-	(352)	-	(367)
Recoveries	-	29	49	11	-	123	-	212
Provision for (recovery of) loan losses	28	253	472	(178)	22	291	(182)	706
Balance, Dec. 31, 2022	$450	$2,199	$3,642	$930	$319	$506	$179	$8,225

The following tables present information about the ACLL for individually evaluated loans and collectively evaluated loans by portfolio segment as of the dates indicated.

	Allowance for Credit Losses on Loans as of June 30, 2023
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Individually evaluated	$-	$80	$552	$307	$-	$1	$-	$940
Collectively evaluated	476	3,285	3,789	909	301	592	334	9,686
Total	$476	$3,365	$4,341	$1,216	$301	$593	$334	$10,626

	Allowance for Loan Losses as of December 31, 2022
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non- Real Estate	Unallocated	Total
Individually evaluated	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated	450	2,199	3,642	930	319	506	179	8,225
Total	$450	$2,199	$3,642	$930	$319	$506	$179	$8,225

The following tables present information about individually evaluated loans and collectively evaluated loans by portfolio segment as of the dates indicated.

	Loans as of June 30, 2023
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Total
Individually evaluated	$293	$1,029	$8,847	$548	$-	$8	$10,725
Collectively evaluated	56,691	225,424	414,549	55,531	47,791	36,228	836,214
Total	$56,984	$226,453	$423,396	$56,079	$47,791	$36,236	$846,939

	Loans as of December 31, 2022
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non- Real Estate	Total
Individually evaluated	$-	$186	$2,583	$263	$-	$-	$3,032
Collectively evaluated	54,579	220,866	435,305	57,389	48,074	33,948	850,161
Total	$54,579	$221,052	$437,888	$57,652	$48,074	$33,948	$853,193

The following table presents ratios pertaining to the ACLL as of the dates and for the periods indicated.

	As of and for the
	Six Months Ended June 30,		Year Ended December 31,
	2023	2022	2022
Ratio of ACLL to the end of period loans, net of unearned income and deferred fees and costs	1.26%	0.95%	0.96%
Ratio of net charge-offs (recoveries), annualized, to average loans, net of unearned income and deferred fees and costs	(0.01)%	0.01%	0.02%

In accordance with CECL, the Company identifies individually evaluated loans when their risk characteristics become different from their pool.  Under previous GAAP, the Company identified loans for potential impairment through a variety of means, including, but not limited to, ongoing loan review, renewal processes, delinquency data, market communications, and public information. When the Company determined that it was probable all principal and interest amounts due would not be collected in accordance with the contractual terms of the loan agreement, the loan was generally deemed impaired and individually evaluated. For further information on the impairment process under previous GAAP, please refer to the Company’s 2022 Form 10-K. A summary of individually evaluated loans as of the date indicated follows.

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

The following table shows the average recorded investment and interest income recognized for individually evaluated loans under the incurred loss model for the period indicated. Only classes with individually evaluated loans are presented.

	For the Six Months Ended June 30, 2022
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate
Investor-owned residential real estate	$189	$6
Commercial Real Estate
Commercial real estate, owner occupied	2,626	3
Commercial real estate, other	2,719	34
Commercial Non-Real Estate
Commercial and industrial	286	-
Total	$5,820	$43

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

Collateral Dependent Loans

The Company reviews individually evaluated loans for collateral dependency. Collateral dependent loans are loans for which repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Under ASU 2016-13, for collateral dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of the collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan’s collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required. As of June 30, 2023, one of the Company’s individually evaluated loans was considered collateral dependent.

The following table details the amortized cost of the collateral dependent loan as of the date indicated:

June 30, 2023
Consumer Real Estate
Residential closed-end first lien	$7
Total Loans	$7

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

The following table presents the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of the date indicated.

	Term Loans Amortized Cost Basis by Origination Year
Balance at June 30, 2023	Prior	2019	2020	2021	2022	2023	Revolving	Revolving Loans Converted to Term	Total
Construction, residential
Pass	$-	$-	$233	$703	$4,294	$1,462	$7,402	$-	$14,094
Classified	-	-	-	-	-	-	-	-	-
Total	$-	$-	$233	$703	$4,294	$1,462	$7,402	$-	$14,094

Construction, other
Pass	$3,254	$1,201	$1,450	$24,570	$7,247	$3,560	$1,315	$-	$42,597
Classified	-	-	-	293	-	-	-	-	293
Total	$3,254	$1,201	$1,450	$24,863	$7,247	$3,560	$1,315	$-	$42,890

Equity lines
Pass	$55	$-	$-	$-	$-	$-	$15,294	$13	$15,362
Classified	-	-	-	-	-	-	-	-	-
Total	$55	$-	$-	$-	$-	$--	$15,294	$13	$15,362

Residential closed-end first liens
Pass	$34,228	$6,023	$14,971	$32,396	$29,086	$7,433	$-	$-	$124,137
Classified	304	-	-	-	-	-	-	-	304
Total	$34,532	$6,023	$14,971	$32,396	$29,086	$7,433	$-	$-	$124,441
YTD gross charge-offs	$-	$-	$17	$-	$-	$-	$-	$-	$17

Residential closed-end junior liens
Pass	$1,847	$120	$-	$178	$401	$1,539	$-	$-	$4,085
Classified	-	-	-	-	-	-	-	-	-
Total	$1,847	$120	$-	$178	$401	$1,539	$-	$-	$4,085

Investor-owned residential real estate
Pass	$23,727	$5,308	$14,842	$20,230	$14,127	$2,210	$1,297	$99	$81,840
Classified	725	-	-	-	-	-	-	-	725
Total	$24,452	$5,308	$14,842	$20,230	$14,127	$2,210	$1,297	$99	$82,565

Multifamily residential real estate
Pass	$43,414	$1,839	$11,910	$41,134	$27,216	$5,679	$-	$-	$131,192
Classified	-	-	-	-	-	-	-	-	-
Total	$43,414	$1,839	$11,910	$41,134	$27,216	$5,679	$-	$-	$131,192

Commercial real estate, owner occupied
Pass	$45,878	$11,389	$23,909	$4,978	$16,843	$3,751	$2,749	$-	$109,497
Special mention	6,396	-	-	-	-	-	-	-	6,396
Classified	2,451	-	-	-	-	-	-	-	2,451
Total	$54,725	$11,389	$23,909	$4,978	$16,843	$3,751	$2,749	$-	$118,344

Commercial real estate, other
Pass	$71,694	$22,223	$19,489	$36,621	$22,906	$356	$571	$-	$173,860
Classified	-	-	-	-	-	-	-	-	-
Total	$71,694	$22,223	$19,489	$36,621	$22,906	$356	$571	$-	$173,860

Commercial and industrial
Pass	$6,519	$925	$9,708	$14,654	$7,935	$4,093	$11,697	$-	$55,531
Classified	242	-	-	-	6	-	300	-	548
Total	$6,761	$925	$9,708	$14,654	$7,941	$4,093	$11,997	$-	$56,079
YTD gross charge-offs	$-	$11	$-	$-	$-	$-	$-	$-	$11

Public sector and IDA
Pass	$21,590	$33	$243	$18,259	$6,540	$1,126	$-	$-	$47,791
Classified	-	-	-	-	-	-	-	-	-
Total	$21,590	$33	$243	$18,259	$6,540	$1,126	$-	$-	$47,791

Credit cards
Pass	$-	$-	$-	$-	$-	$-	$4,653	$-	$4,653
Classified	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$4,653	$-	$4,653
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$19	$-	$19

Automobile
Pass	$127	$397	$890	$2,153	$3,613	$4,385	$-	$-	$11,565
Classified	-	-	-	-	8	-	-	-	8
Total	$127	$397	$890	$2,153	$3,621	$4,385	$-	$-	$11,573
YTD gross charge-offs	$-	$-	$-	$1	$31	$-	$-	$-	$32

Other consumer
Pass	$150	$465	$1,118	$2,653	$7,773	$6,774	$1,077	$-	$20,010
Classified	-	-	-	-	-	-	-	-	-
Total	$150	$465	$1,118	$2,653	$7,773	$6,774	$1,077	$-	$20,010
YTD gross charge-offs	$-	$-	$-	$17	$25	$-	$39	$-	$81

Total Loans
Pass	$252,483	$49,923	$98,763	$198,529	$147,981	$42,368	$46,055	$112	$836,214
Special Mention	6,396	-	-	-	-	-	-	-	6,396
Classified	3,722	-	-	293	14	-	300	-	4,329
Total	$262,601	$49,923	$98,763	$198,822	$147,995	$42,368	$46,355	$112	$846,939
YTD gross charge-offs	$-	$11	$17	$18	$56	$-	$58	$-	$160

The following table presents the recorded investment by loan pool and credit quality as of December 31, 2022.

	December 31, 2022
	Pass	Special Mention	Classified
Real Estate Construction
Construction, 1-4 family residential	$12,538	$-	$-
Construction, other	41,741	-	300
Consumer Real Estate
Equity lines	15,026	-	-
Residential closed-end first liens	122,187	-	461
Residential closed-end junior liens	2,446	-	-
Investor-owned residential real estate	80,143	-	603
Commercial Real Estate
Multifamily residential real estate	127,312	-	-
Commercial real estate owner-occupied	126,550	-	-
Commercial real estate, other	181,443	-	-
Commercial Non Real Estate
Commercial and industrial	57,381	-	8
Public Sector and IDA
States and political subdivisions	48,074	-	-
Consumer Non-Real Estate
Credit cards	4,597	-	-
Automobile	9,932	-	3
Other consumer	19,398	-	18
Total	$848,768	$-	$1,393

Loan Modifications to Borrowers Experiencing Financial Difficulty

When the Company modifies a loan, an assessment is made to determine whether the borrower is experiencing financial difficulty. If the borrower is experiencing financial difficulty, the loan’s risk rating is evaluated and is typically changed to special mention or classified, which results in individual evaluation of the loan for the ACLL. The Company modified one loan to a borrower experiencing financial difficulty during the three and six month periods ended June 30, 2023. During the three and six month periods ended June 30, 2022, no loans were modified for borrowers experiencing financial difficulty.

The following table presents the amortized cost basis as of June 30, 2023 of the loan modified for a borrower experiencing financial difficulty.

	Interest Only Payments
	Amortized Cost Basis	% of Portfolio	Financial Effect
Commercial Real Estate
Commercial real estate owner-occupied	$6,396	5.40%	6 months of interest only payments, after which remaining balance will be re-amortized to the contractual maturity date.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty. The commercial real estate owner-occupied loan is in current status as of June 30, 2023.

The Company analyzed its modified loan portfolio for loans that defaulted during the three and six month period ended June 30, 2023, and that were modified within 12 months prior to default. The Company designates three circumstances that indicate default: one or more payments that occur more than 90 days past the due date, charge-off, or foreclosure after the date of modification. Of the Company’s modifications at June 30, 2023, none of the defaulted modifications were modified within 12 months prior to default.

ACL on Unfunded Commitments

The following table presents the balance and activity in the ACL for unfunded commitments for the six months ended June 30, 2023:

Allowance for Credit Losses on Unfunded Commitments
Balance, December 31, 2022	$35
Adoption of ASU 2016-13	207
Recovery of credit losses	(9)
Balance, June 30, 2023	$233

Note 3: Securities

The amortized cost and estimated fair value of securities available for sale along with gross unrealized gains and losses as of the dates indicated are summarized as follows:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for Sale:
U.S. Treasuries	$994	$-	$54	$-	$940
U.S. Government agencies and corporations	353,788	-	48,887	-	304,901
States and political subdivisions	179,889	-	32,743	-	147,146
Mortgage-backed securities	164,015	-	8,427	-	155,588
Corporate debt securities	6,503	-	900	-	5,603
Total securities available for sale	$705,189	$-	$91,011	$-	$614,178

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Treasuries	$992	$-	$56	$936
U.S. Government agencies and corporations	391,538	39	55,002	336,575
States and political subdivisions	190,192	26	38,018	152,200
Mortgage-backed securities	170,694	22	9,239	161,477
Corporate debt securities	6,501	-	837	5,664
Total securities available for sale	$759,917	$87	$103,152	$656,852

No allowance for credit loss on securities available for sale was recorded as of June 30, 2023.

The deferred tax asset for the net unrealized loss on securities available for sale was $19,112 as of June 30, 2023 and $21,644 as of December 31, 2022. The deferred tax asset is included in other assets on the Consolidated Balance Sheets.

The amortized cost and fair value of single maturity securities available for sale at June 30, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity.

	June 30, 2023
	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$1,897	$1,868
Due after one year through five years	139,460	128,835
Due after five years through ten years	299,548	255,178
Due after ten years	264,284	228,297
Total securities available for sale	$705,189	$614,178

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous loss position, as of the dates indicated, follows.

	June 30, 2023
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasuries	$-	$-	$940	$54
U.S. Government agencies and corporations	24,782	1,131	280,119	47,756
States and political subdivisions	2,070	35	144,831	32,708
Mortgage-backed securities	4,977	66	150,514	8,361
Corporate debt securities	-	-	5,603	900
Total available for sale securities	$31,829	$1,232	$582,007	$89,779

	December 31, 2022
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasuries	$936	$56	$-	$-
U.S. Government agencies and corporations	144,574	12,699	190,950	42,303
States and political subdivisions	94,657	18,373	52,134	19,645
Mortgage-backed securities	144,198	7,326	15,165	1,913
Corporate debt securities	4,843	655	821	182
Total temporarily impaired securities	$389,208	$39,109	$259,070	$64,043

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

At June 30, 2023, the Company had 578 securities with a fair value of $613,836 in an unrealized loss position. The Company does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the cost basis of the investments. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, the unrealized losses are attributed to noncredit-related factors, including changes in interest rates and other market conditions. No allowance for credit losses on securities available for sale was recorded as of June 30, 2023.

Restricted Stock.

The Company holds restricted stock that is reported separately from available for sale securities. As a member of the Federal Reserve and the Federal Home Loan Bank of Atlanta (“FHLB”), NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. The Company purchases stock from or sells stock back to the correspondents based on their calculations. The stock is held by member institutions only and is not actively traded.

Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. In addition to dividends, NBB also benefits from its membership with FHLB through eligibility to borrow from the FHLB, using as collateral NBB’s capital stock investment in the FHLB and qualifying NBB real estate mortgage loans totaling $633,617 at June 30, 2023. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at June 30, 2023, did not determine any impairment.

Realized Securities Gains and Losses

During the three months ended June 30, 2023, the Company strategically selected and sold securities with an amortized cost basis of $28,863 and realized a loss on the sale of $3,344. Additionally, during the three months ended March 31, 2023, the Company sold securities with an amortized cost basis of $17,987 and recognized a net gain of $12. The strategy for both sales prioritized enhancement of long-term earnings. Though not a primary objective, proceeds from the sales also bolstered liquidity. There were no sales of securities during 2022.

Note 4: Defined Benefit Plan

The following tables present components of Net Periodic Benefit Cost for the periods indicated:

	Pension Benefits
	Three Months Ended June 30,
	2023	2022
Service cost	$203	$324
Interest cost	273	204
Expected return on plan assets	(518)	(629)
Amortization of prior service cost	-	-
Recognized net actuarial loss	17	110
Net periodic benefit (income) cost	$(25)	$9

	Pension Benefits
	Six Months Ended June 30,
	2023	2022
Service cost	$406	$648
Interest cost	546	408
Expected return on plan assets	(1,036)	(1,258)
Amortization of prior service cost	-	-
Recognized net actuarial loss	34	220
Net periodic benefit (income) cost	$(50)	$18

The service cost component of net periodic benefit cost is included in salaries and employee benefits expense in the Consolidated Statements of Income. All other components are included in other noninterest expense in the Consolidated Statements of Income. No contributions to the defined benefit plan have been made during 2023.

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

Fair value is best determined by quoted market prices. However, in cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, fair value estimates may not be realized in an immediate settlement of the instrument. Accounting guidance for fair value excludes certain financial instruments and all nonfinancial instruments from disclosure requirements. Consequently, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the consolidated financial statements:

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

June 30, 2023		Fair Value Measurements Using
Description	Balance	Level 1	Level 2	Level 3
U.S. Treasuries	$940	$-	$940	$-
U.S. Government agencies and corporations	304,901	-	304,901	-
States and political subdivisions	147,146	-	147,146	-
Mortgage-backed securities	155,588	-	155,588	-
Corporate debt securities	5,603	-	5,603	-
Total securities available for sale	$614,178	$-	$614,178	$-

December 31, 2022		Fair Value Measurements Using
Description	Balance	Level 1	Level 2	Level 3
U.S. Treasuries	$936	$-	$936	$-
U.S. Government agencies and corporations	336,575	-	336,575	-
States and political subdivisions	152,200	-	152,200	-
Mortgage-backed securities	161,477	-	161,477	-
Corporate debt securities	5,664	-	5,664	-
Total securities available for sale	$656,852	$-	$656,852	$-

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

At December 31, 2022, there were no interest rate loan contracts or forward contracts. The following table presents the Company’s interest rate loan contracts and forward contracts as of June 30, 2023:

June 30, 2023		Fair Value Measurements Using
Description	Balance	Level 1	Level 2	Level 3
Interest rate loan contracts	$1	$-	$-	$1
Forward contracts	(1)	-	-	(1)

June 30, 2023	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate loan contracts	Market approach	Pull-through rate	100.00%
Forward contracts	Market approach	Pull-through rate	100.00%
Interest rate loan contracts	Market approach	Current reference price	100.87%
Forward contracts	Market approach	Current reference price	100.87%

Financial Instruments Measured at Fair Value on a Non-Recurring Basis

Certain financial instruments are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the consolidated financial statements.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at June 30, 2023 or December 31, 2022.

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

As of June 30, 2023, one consumer real estate loan with a balance of $7 was collateral dependent. The valuation was based upon a third party evaluation (Level 2) and did not result in a specific allocation. As of December 31, 2022, measurement of the Company’s impaired loans did not result in any specific allocations.

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

The following table summarizes the Company’s OREO that was measured at fair value on a nonrecurring basis as of the dates indicated.

Date	Description	Balance	Level 1	Level 2	Level 3
June 30, 2023	OREO, net of valuation allowance	$662	$-	$-	$662
December 31, 2022	OREO, net of valuation allowance	662	-	-	662

The following table presents information about OREO and Level 3 Fair Value Measurements as of the dates indicated.

Date	Valuation Technique	Unobservable Input	Range (Weighted Average)
June 30, 2023	Discounted appraised value	Selling cost	7.00%
June 30, 2023	Discounted appraised value	Discount for lack of marketability	34.72%

December 31, 2022	Discounted appraised value	Selling cost	7.00%
December 31, 2022	Discounted appraised value	Discount for lack of marketability	34.72%

At June 30, 2023 and December 31, 2022, the Company held a single OREO property, measured using appraised value, discounted for marketability and selling cost. During 2022, the Company reduced the list price as part of a marketing strategy and recorded an additional discount for marketability.

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

	June 30, 2023
	Recorded Amount	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$14,815	$14,815	$-	$-
Interest-bearing deposits	55,241	55,241	-	-
Securities available for sale, at fair value	614,178	-	614,178	-
Restricted securities	929	-	929	-
Loans, net	835,915	-	-	785,779
Accrued interest receivable	5,718	-	5,718	-
Bank-owned life insurance	43,081	-	43,081	-
Interest rate loan contracts	1	-	-	1
Financial Liabilities:
Deposits	$1,487,032	$-	$1,340,053	$145,244
Accrued interest payable	260	-	260	-
Forward loan contracts	1	-	-	1

	December 31, 2022
	Recorded Amount	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$12,403	$12,403	$-	$-
Interest-bearing deposits	59,026	59,026	-	-
Securities available for sale, at fair value	656,852	-	656,852	-
Restricted securities	941	-	941	-
Loans, net	844,519	-	-	781,749
Accrued interest receivable	6,001	-	6,001	-
Bank-owned life insurance	43,312	-	43,312	-
Financial Liabilities:
Deposits	$1,542,725	$-	$1,475,096	$67,542
Accrued interest payable	106	-	106	-

Note 6: Components of Accumulated Other Comprehensive Loss

The following tables provide information about components of accumulated other comprehensive loss as of the dates indicated:

	Net Unrealized Loss on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at March 31, 2022	$(30,972)	$(6,912)	$(37,884)
Unrealized holding loss on available for sale securities, net of tax of ($6,617)	(24,893)	-	(24,893)
Balance at June 30, 2022	$(55,865)	$(6,912)	$(62,777)

Balance at March 31, 2023	$(69,692)	$(2,345)	$(72,037)
Unrealized holding loss on available for sale securities, net of tax of ($1,289)	(4,848)	-	(4,848)
Reclassification adjustment, net of tax of $702	2,642	-	2,642
Balance at June 30, 2023	$(71,898)	$(2,345)	$(74,243)

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at December 31, 2021	$2,854	$(6,912)	$(4,058)
Unrealized holding loss on available for sale securities, net of tax of ($15,609)	(58,719)	-	(58,719)
Balance at June 30, 2022	$(55,865)	$(6,912)	$(62,777)

Balance at December 31, 2022	$(81,421)	$(2,345)	$(83,766)
Unrealized holding gain on available for sale securities, net of tax of $1,831	6,891	-	6,891
Reclassification adjustment, net of tax of $700	2,632	-	2,632
Balance at June 30, 2023	$(71,898)	$(2,345)	$(74,243)

Note 7: Revenue Recognition

Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams such as service charges on deposit accounts, other service charges and fees, credit and debit card fees, trust income, and annuity and insurance commissions are recognized in accordance with Accounting Standards Codification ("ASC") Topic 606, “Revenue from Contracts with Customers”. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as financial guarantees, derivatives, and certain credit card fees are outside the scope of the guidance. Noninterest revenue streams within the scope of Topic 606 are discussed below.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2023 and June 30, 2022.

	Three Months Ended June 30,
Noninterest Income	2023	2022
In-scope of Topic 606:
Service charges on deposit accounts	$637	$603
Other service charges and fees	49	51
Credit and debit card fees, net	414	535
Trust income	481	439
Insurance and Investment (included within Other Income on the Consolidated Statements of Income)	112	141
Noninterest Income (in-scope of Topic 606)	$1,693	$1,769
Noninterest Income (out-of-scope of Topic 606)	1,098	343
Total noninterest income	$2,791	$2,112

	Six Months Ended June 30,
Noninterest Income	2023	2022
In-scope of Topic 606:
Service charges on deposit accounts	$1,229	$1,165
Other service charges and fees	102	106
Credit and debit card fees, net	881	975
Trust income	926	882
Insurance and Investment (included within Other Income on the Consolidated Statements of Income)	397	348
Noninterest Income (in-scope of Topic 606)	$3,535	$3,476
Noninterest Income (out-of-scope of Topic 606)	1,455	927
Total noninterest income	$4,990	$4,403

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

Options to Extend, Residual Value Guarantees, and Restrictions and Covenants

Of the Company’s seven operating leases as of June 30, 2023, four leases offer the option to extend the lease term. Two of the leases have two options of five years each and one lease has two options of three years each. Another lease has one option to extend the term for an additional five years. The Company exercised a previous option to extend this lease in 2020. At the time of capitalization, the Company was not reasonably certain whether it would exercise the options and did not include the time period in the calculation of the lease liability. The lease agreements provide that the lease payment will increase at the exercise date based on the Consumer Price Index for All Urban Consumers (“CPI-U”). Because the CPI-U at the exercise date is unknown, the increase is not included in the cash flows determining the lease liability. None of the Company’s leases provide for residual value guarantees and none provide restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The contracts in which the Company is lessee are with parties external to the Company and not related parties.  The Company’s lease right of use asset is included in other assets and the lease liability is included in other liabilities.  The following tables present information about leases as of the dates and for the periods indicated:

	June 30, 2023	December 31, 2022
Lease liability	$1,284	$1,444
Right-of-use asset	$1,255	$1,415
Weighted average remaining lease term (in years)	4.76	5.14
Weighted average discount rate	3.29%	3.29%

	For the Three Months Ended June 30,
Lease Expense	2023	2022
Operating lease expense	$92	$78
Short-term lease expense	-	-
Total lease expense	$92	$78
Cash paid for amounts included in lease liabilities	$92	$78
Right-of-use assets obtained in exchange for operating lease liabilities commencing during the period	$-	$-

	For the Six Months Ended June 30,
Lease Expense	2023	2022
Operating lease expense	$184	$154
Short-term lease expense	1	1
Total lease expense	$185	$155
Cash paid for amounts included in lease liabilities	$186	$156
Right-of-use assets obtained in exchange for operating lease liabilities commencing during the period	$-	$25

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability as of June 30, 2023:

Undiscounted Cash Flow for the Period	As of June 30, 2023
Twelve months ending June 30, 2024	$353
Twelve months ending June 30, 2025	320
Twelve months ending June 30, 2026	221
Twelve months ending June 30, 2027	195
Twelve months ending June 30, 2028	189
Thereafter	111
Total undiscounted cash flows	$1,389
Less: discount	(105)
Lease liability	$1,284

The contracts in which the Company is lessee are not with related parties.

Note 9: Stock Based Compensation

The Company’s 2023 Stock Incentive Plan (“the Plan”) was approved by shareholders at the annual shareholder’s meeting on May 9, 2023. The Plan provides for the grant of various forms of stock-based compensation awards that may be settled in, or based upon the value of, the Company’s common stock. The maximum number of shares available for issuance under the Plan is 120,000 shares.  For further information on the Plan, refer to the Company’s Proxy Statement filed with the SEC on March 10, 2023 and the Company’s S-8 filed with the SEC on June 7, 2023.

Restricted Stock Awards

Under the Plan, part of the June 2023 semi-annual retainer for non-employee directors was paid in restricted stock awards (“RSAs”). A summary of changes in the Company’s nonvested RSAs under the Plan for the three months ended June 30, 2023 follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at April 1, 2023	-	$-
Granted	2,052	30.70
Nonvested at June 30, 2023	2,052	$30.70

The RSAs have a one year vesting period. Expense for the RSAs will be recognized over the vesting period based on the fair value of the stock at the issue date. Stock based compensation expense charged against income was $5 for the three and six months ended June 30, 2023. As of June 30, 2023, expense of $58 related to the nonvested RSAs is expected to be recognized over the coming 11 months.

Note 10: Earnings Per Share

The factors used in the earnings per share computation for the periods indicated are presented below:

	For the Three Months Ended June 30,
	2023			2022
$ in thousands, except share and per share amounts	Net Income (Numerator)	Common Shares[1] (Denominator)	Per Share	Net Income (Numerator)	Common Shares[1] (Denominator)	Per Share
Basic earnings per share	$3,901	5,889,687	$0.66	$5,574	6,004,425	$0.93
Restricted stock awards:		361			-
Diluted earnings per share	$3,901	5,890,048	$0.66	$5,574	6,004,425	$0.93

	For the Six Months Ended June 30,
	2023			2022
$ in thousands, except share and per share amounts	Net Income (Numerator)	Common Shares[1] (Denominator)	Per Share	Net Income (Numerator)	Common Shares[1] (Denominator)	Per Share
Basic earnings per share	$8,432	5,889,687	$1.43	$10,460	6,025,709	$1.74
Restricted stock awards:		181			-
Diluted earnings per share	$8,432	5,889,868	$1.43	$10,460	6,025,709	$1.74

(1)	Weighted average outstanding

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

$ in thousands, except per share data

The purpose of this discussion and analysis is to provide information about the financial condition and results of operations of the Company.  Please refer to the financial statements and other information included in this report as well as the Company’s 2022 Form 10-K for an understanding of the following discussion and analysis. References in the following discussion and analysis to “we” or “us” refer to the Company unless the context indicates that the reference is to the Bank.

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

●	interest rates,
●	national and local economic conditions,
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

●	unanticipated increases in the level of unemployment in the Company’s market,
●	the quality or composition of the loan and/or investment portfolios,
●	the sufficiency of the Company's allowance for credit losses,
●	demand for loan products,
●	deposit flows, including impact on liquidity,
●	competition,
●	demand for financial services in the Company’s market,
●	the real estate market conditions in the Company’s market,
●	laws, regulations and policies impacting financial institutions,
●	adverse developments in the financial industry generally, such as the recent bank failures, responsive measures to mitigate and manage such developments, related supervisory and regulatory actions and costs, and related impacts on customer behavior,
●	technological risks and developments, and cyber-threats, attacks or events,
●	the Company’s technology initiatives,
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

Further, the Company has a program to identify, mitigate and manage its cybersecurity risks.  The program includes penetration testing and vulnerability assessment, technological defenses such as antivirus software, patch management, firewall management, email and web protections, an intrusion prevention system, a cybersecurity insurance policy which covers some but not all losses arising from cybersecurity breaches, as well as ongoing employee training.  The cost of these measures was $65 for the three months ended June 30, 2023 and $93 for the three months ended June 30, 2022. For the six months ended June 30, 2023 and June 30, 2022, the expense was $128 and $187 respectively. These costs are included in various categories of noninterest expense.

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

Critical accounting policies are most important to the portrayal of the Company’s financial condition or results of operations and require management’s most difficult, subjective, and complex judgments about matters that are inherently uncertain.  If conditions occur that differ from our assumptions, depending upon the severity of such differences, the Company’s financial condition or results of operations may be materially impacted.  The Company designated as critical those policies governing the allowance for credit losses, goodwill and the pension plan. The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them as needed.  Please refer to the Company’s 2022 Form 10-K, Note 1: Summary of Significant Accounting Policies for information on these and other accounting policies. For information on the Company’s policies on the ACLL beginning with adoption of CECL on January 1, 2023, please refer to Note 1: General.

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

The Company is pleased to announce that construction on a new branch in Roanoke, Virginia will begin during the third quarter of 2023. The full service branch will expand our already successful Loan Production Office and enhance our service in the Roanoke Valley.

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

Adjusted Return on Average Assets and Adjusted Return on Average Equity

The adjusted return on average assets and adjusted return on average equity are measures of profitability, calculated by annualizing net income and dividing by average year-to-date assets or equity, respectively.  Larger nonrecurring income or expenses are not annualized, in order to reduce distortion within the ratios.  The tables below present the reconciliation of adjusted annualized net income, which is not a measurement under GAAP, for the three and six month periods ended June 30, 2023 and 2022.

	Three Months Ended
	June 30, 2023	June 30, 2022
Annualized Net Income
Net income (GAAP)	$3,901	$5,574
Less: items deemed by management to be non-recurring:
Loss on sale of securities, net of tax of $702 for the period ended June 30, 2023	2,642	-
Proxy contest-related expense, net of tax of $69 for the period ended June 30, 2023	258	-
Gain on sale of investment, net of tax of ($624) for the period ended June 30, 2023	(2,347)
Gain on BOLI settlement	(1,037)	-
Total non-recurring items	(484)
Adjusted net income	$3,417	$5,574
Adjusted net income, annualized	$13,706	$22,357
Add: total non-recurring items	484	-
Annualized net income for ratio calculation (non-GAAP)	$14,190	$22,357

Return on average assets (GAAP)	0.96%	1.30%
Adjusted return on average assets (non-GAAP)	0.87%	1.30%

Return on average equity (GAAP)	12.06%	15.00%
Adjusted return on average equity (non-GAAP)	10.94%	15.00%

	Six Months Ended
	June 30, 2023	June 30, 2022
Annualized Net Income
Net income (GAAP)	$8,432	$10,460
Less: items deemed by management to be non-recurring:
Partnership income net of tax of ($44) and ($77) for the periods ended June 30, 2023 and 2022, respectively	(164)	(290)
Loss on sale of securities, net of tax of $700 for the period ended June 30, 2023	2,632	-
Proxy contest-related expense, net of tax of $161 for the period ended June 30, 2023	607	-
Gain on sale of investment, net of tax of ($624) for the period ended June 30, 2023	(2,347)	-
Gain on BOLI settlement	(1,037)	-
Total non-recurring items	(309)	(290)
Adjusted net income	$8,123	$10,170
Adjusted net income, annualized	$16,381	$20,509
Add: total non-recurring items	309	290
Annualized net income for ratio calculation (non-GAAP)	$16,690	$20,799

Return on average assets (GAAP)	1.05%	1.23%
Adjusted return on average assets (non-GAAP)	1.03%	1.22%

Return on average equity (GAAP)	13.40%	12.63%
Adjusted return on average equity (non-GAAP)	13.15%	12.45%

Net Interest Margin

The Company uses the net interest margin to measure profit on interest generating activities, as a percentage of total interest-earning assets. The Company’s net interest margin is calculated on a fully taxable equivalent (“FTE”) basis.  The portion of interest income that is nontaxable is grossed up to the tax equivalent by adding the tax benefit based on a tax rate of 21%. Annualized FTE net interest income is divided by total average earning assets to calculate the net interest margin. The following tables present the reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, for the periods indicated.

	Three Months Ended
	June 30, 2023	June 30, 2022
Net Interest Income, FTE
Total interest income (GAAP)	$14,597	$11,922
FTE adjustment	209	230
Total interest income (non-GAAP)	14,806	12,152
Total interest expense (GAAP)	5,380	647
Net interest income, FTE (non-GAAP)	$9,426	$11,505
Average balance of interest-earning assets	$1,614,318	$1,676,001
Net interest margin	2.34%	2.75%

	Six Months Ended		Twelve Months Ended
	June 30, 2023	June 30, 2022	December 31, 2022
Net Interest Income, FTE
Total interest income (GAAP)	$28,641	$22,972	$50,109
FTE adjustment	418	457	919
Total interest income (non-GAAP)	29,059	23,429	51,028
Total interest expense (GAAP)	8,478	1,302	3,083
Net interest income, FTE (non-GAAP)	$20,581	$22,127	$47,945
Average balance of interest-earning assets	$1,617,484	$1,649,631	$1,667,191
Net interest margin	2.57%	2.70%	2.88%

Further detail on the net interest margin is provided under the Net Interest Income discussion.

Efficiency Ratio

The efficiency ratio is computed by dividing noninterest expense by the sum of FTE net interest income and noninterest income, excluding certain items the Company’s management deems unusual or non-recurring. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. The components of the efficiency ratio calculation for the periods indicated are summarized in the following table.

	Three Months Ended
	June 30, 2023	June 30, 2022
Noninterest Expense for Efficiency Ratio
Noninterest expense (GAAP)	$7,557	$6,311
Less: proxy contest-related expense	(327)	-
Noninterest expense for efficiency ratio (non-GAAP)	$7,230	$6,311

Total Income for Efficiency Ratio
Noninterest income (GAAP)	$2,791	$2,112
Less: Loss on sale of securities	3,344	-
Less: Gain on sale of investment	(2,971)	-
Less: Gain on BOLI settlement	(1,037)	-
Noninterest income (non-GAAP)	2,127	2,112
Net interest income, FTE (non-GAAP)	9,426	11,505
Total income for efficiency ratio (non-GAAP)	$11,553	$13,617

Efficiency ratio	62.58%	46.35%

	Six Months Ended		Twelve Months Ended
	June 30, 2023	June 30, 2022	December 31, 2022
Noninterest Expense for Efficiency Ratio
Noninterest expense (GAAP)	$15,221	$12,924	$26,958
Less: proxy contest-related expense	(768)	-	-
Noninterest expense for efficiency ratio (non-GAAP)	$14,453	$12,924	$26,958

Total Income for Efficiency Ratio
Noninterest income (GAAP)	$4,990	$4,403	$12,401
Less: Loss on sale of securities	3,332	-	-
Less: Gain on sale of investment	(2,971)	-	(3,823)
Less: Gain on BOLI settlement	(1,037)	-	-
Noninterest income (non-GAAP)	4,314	4,403	8,578
Net interest income, FTE (non-GAAP)	20,581	22,127	47,945
Total income for efficiency ratio (non-GAAP)	$24,895	$26,530	$56,523

Efficiency ratio	58.06%	48.71%	47.69%

Performance Summary

The following tables presents the Company’s key performance indicators for the three and six months ended June 30, 2023 and June 30, 2022 and the year ended December 31, 2022. Income and expense items are annualized for the ratios, except for basic and fully diluted earnings per share.

	Three Months Ended June 30,
	2023	2022
Net Income	$3,901	$5,574
Return on average assets	0.96%	1.30%
Adjusted return on average assets (1)	0.87%	1.30%
Return on average equity	12.06%	15.00%
Adjusted return on average equity (1) (2)	10.94%	15.00%
Basic diluted earnings per share (2)	$0.66	$0.93
Fully diluted earnings per share (2) (4)	$0.66	$0.93
Net interest margin (1)	2.34%	2.75%
Efficiency ratio (1)	62.58%	46.35%

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	Twelve Months Ended December 31, 2022
Net Income	$8,432	$10,460	25,932
Return on average assets	1.05%	1.23%	1.52%
Adjusted return on average assets (1)	1.03%	1.22%	1.52%
Return on average equity	13.40%	12.63%	17.81%
Adjusted return on average equity (1) (3)	13.15%	12.45%	17.81%
Basic earnings per share (3)	$1.43	$1.74	$4.33
Fully diluted earnings per share (3) (4)	$1.43	$1.74	$4.33
Net interest margin (1)	2.57%	2.70%	2.88%
Efficiency ratio (1)	58.06%	48.71%	47.69%

(1)	See “Non-GAAP Financial Measures” above.
(2)	During the three months ended June 30, 2022, the Company repurchased 41,977 shares under its publicly announced stock repurchase plan. The repurchase reduced stockholders equity by $1,406.
(3)	During the six months ended June 30, 2022, the Company repurchased 83,162 shares under its publicly announced stock repurchase plan. The repurchase reduced stockholders equity by $2,824.
(4)	During the second quarter of 2023, the Company granted 2,052 of restricted stock awards with a one year vesting period.

Net income for the three and six month periods ended June 30, 2023 decreased when compared with the three and six month periods ended June 30, 2022. Results for 2023 reflected the impact of the Federal Reserve’s interest rate increases as well as key noninterest income and expense items that are discussed below. Results for the year ended December 31, 2022 included pre-tax income of $3,823 from the sale of a private equity investment.

Net Interest Income

The following tables show interest‑earning assets and interest‑bearing liabilities, the interest earned or paid, the average yield or rate on the daily average balance outstanding, net interest income and net yield on average interest‑earning assets for the periods indicated.

	Three Months Ended June 30,
	2023			2022
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans (1)(2)(4)(5)	$853,119	$9,730	4.57%	$833,270	$8,403	4.04%
Taxable securities (6)(7)	654,021	4,066	2.49%	676,064	2,949	1.75%
Nontaxable securities (1)(6)	65,231	470	2.89%	76,061	598	3.15%
Interest-bearing deposits	41,947	540	5.16%	90,606	202	0.89%
Total interest-earning assets	$1,614,318	$14,806	3.68%	$1,676,001	$12,152	2.91%
Interest-bearing liabilities:
Interest-bearing demand deposits	$847,986	$4,115	1.95%	$912,036	$573	0.25%
Savings deposits	199,606	199	0.40%	219,464	37	0.07%
Time deposits	138,261	1,054	3.06%	83,753	37	0.18%
Borrowings	954	12	5.05%	-	-	-
Total interest-bearing liabilities	$1,186,807	$5,380	1.82%	$1,215,253	$647	0.21%
Net interest income and interest rate spread		$9,426	1.86%		$11,505	2.70%
Net yield on average interest‑earning assets			2.34%			2.75%

	Six Months Ended June 30,
	2023			2022
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans (1)(3)(4)(5)	$854,101	$19,144	4.52%	$818,564	$16,584	4.09%
Taxable securities (6)(7)	666,214	8,184	2.48%	652,319	5,422	1.68%
Nontaxable securities (1)(6)	66,277	963	2.93%	76,383	1,172	3.09%
Interest-bearing deposits	30,892	768	5.01%	102,365	251	0.49%
Total interest-earning assets	$1,617,484	$29,059	3.62%	$1,649,631	$23,429	2.86%
Interest-bearing liabilities:
Interest-bearing demand deposits	$852,264	$6,488	1.54%	$899,502	$1,153	0.26%
Savings deposits	203,967	280	0.28%	216,210	75	0.07%
Time deposits	115,093	1,413	2.48%	80,887	74	0.18%
Borrowings	12,394	297	4.83%	-	-	-
Total interest-bearing liabilities	$1,183,718	$8,478	1.44%	$1,196,599	$1,302	0.22%
Net interest income and interest rate spread		$20,581	2.18%		$22,127	2.64%
Net yield on average interest‑earning assets			2.57%			2.70%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 21%.
(2)	Included in interest income are loan fees of $66 and $25 for the three months ended June 30, 2023 and 2022, respectively.
(3)	Included interest income are loan fees of $106 and $113 for the six months ended June 30, 2023 and 2022, respectively.
(4)	Nonaccrual loans are included in average balances for yield computations.
(5)	Includes loans held for sale.
(6)	Daily averages are shown at amortized cost.
(7)	Includes restricted stock.

The Federal Reserve raised its benchmark interest rate by 500 basis points between March 2022 and May 2023. Interest income in 2023 on interest bearing deposit assets, adjustable securities and new loans improved from 2022 due to the rate increases. Interest income on adjustable loans that repriced after March 2022 also expanded. Many of the Company’s loans are adjustable with repricing dates in the future. If rates remain at the current level or increase, repricing will continue to contribute to improved interest income.

The rapidity and magnitude of the rate increases between March 2022 and May 2023 heightened competition for deposits that resulted in pricing increases during 2023 that compressed the net interest margin when compared with 2022. The Company continuously monitors its deposit base and funding costs. Further information on the Company’s funds management and deposit strategy is discussed under the Deposits section below.

Noninterest Income

	Three Months Ended June 30,
	2023	2022	Percent Change
Service charges on deposits	$637	$603	5.64%
Other service charges and fees	49	51	(3.92)%
Credit and debit card fees, net	414	535	(22.62)%
Trust income	481	439	9.57%
BOLI income	1,279	241	430.71%
Gain on sale of mortgage loans	55	35	57.14%
Gain on sale of investment	2,971	-	100.00%
Other income	249	208	19.71%
Loss on sale of securities	(3,344)	-	(100.00)%
Total noninterest income	$2,791	$2,112	32.15%

	Six Months Ended June 30,
	2023	2022	Percent Change
Service charges on deposits	$1,229	$1,165	5.49%
Other service charges and fees	102	106	(3.77)%
Credit and debit card fees, net	881	975	(9.64)%
Trust income	926	882	4.99%
BOLI income	1,518	479	216.91%
Gain on sale of mortgage loans	71	96	(26.04)%
Gain on sale of investment	2,971	-	100.00%
Other income	624	700	(10.86)%
Loss on sale of securities	(3,332)	-	(100.00)%
Total noninterest income	$4,990	$4,403	13.33%

Noninterest income for the three months ended June 30, 2023 improved from the three months ended June 30, 2022. During the second quarter of 2023, the Company recognized a gain of $2,971 on the sale of its VISA Class B securities, as well as a gain of $1,037 included in BOLI income above from the settlement of a Bank Owned Life Insurance policy.  The Company also sold securities during the second quarter and recorded a loss of $3,344.  The sale of securities is discussed in more detail under the Securities section below.

Noninterest income for the first half of 2023 improved when compared with the first half of 2022, due primarily to the same factors discussed above.

Noninterest Expense

	Three Months Ended June 30,
	2023	2022	Percent Change
Salaries and employee benefits	$4,465	$4,011	11.32%
Occupancy, furniture and fixtures	411	464	(11.42)%
Data processing and ATM	879	793	10.84%
FDIC assessment	254	111	128.83%
Net costs of other real estate owned	4	-	100.00%
Franchise taxes	358	371	(3.50)%
Professional services	551	214	157.48%
Other operating expenses	635	347	83.00%
Total noninterest expense	$7,557	$6,311	19.74%

	Six Months Ended June 30,
	2023	2022	Percent Change
Salaries and employee benefits	$8,899	$7,989	11.39%
Occupancy, furniture and fixtures	953	956	(0.31)%
Data processing and ATM	1,752	1,580	10.89%
FDIC assessment	371	222	67.12%
Net costs of other real estate owned	15	10	50.00%
Franchise taxes	733	733	0.00%
Professional services	1,304	439	197.04%
Other operating expenses	1,194	995	20.00%
Total noninterest expense	$15,221	$12,924	17.77%

Noninterest expense increased when the three and six months ended June 30, 2023 are compared with the same periods of 2022, due to higher expenses for salaries and employee benefits, Federal Deposit Insurance Corporation ("FDIC") deposit insurance assessment, professional services and pension non-service cost included in other operating expenses.

The Company increased its base compensation during 2022 in order to attract and retain talent, which is reflected in 2023 salaries and employee benefits expense. FDIC insurance expense increased due to an increase in the FDIC’s general assessment rate from 2022 to 2023. Professional services include legal and other expenses for the Company’s response to a threatened proxy contest from an activist shareholder during 2023, which amounted to $327 and $768 for the three and six months ended June 30, 2023, respectively. The Company does not anticipate any further material expense for this matter. Pension non-service cost, which is included in other operating expense, increased $174 when six month periods ended June 30, 2023 and June 30, 2022 are compared. The expense is determined by actuarial calculations.

Income Tax

The Company’s effective tax rate was 12.16% and 17.62% for the three month periods ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, the Company’s effective tax rate was 15.00% and 17.67%, respectively. The Company’s effective tax rate is lower than the statutory rate of 21% due to investments in tax-advantaged loans and securities, and in 2023, the gain from settlement of a BOLI policy.

Asset Quality

Key indicators of the Company’s asset quality are presented in the following table.

	June 30, 2023	June 30, 2022	December 31, 2022
Nonaccrual loans	$3,075	$2,979	$2,847
Loans past due 90 days or more, and still accruing	21	7	8
Other real estate owned	662	957	662
ACLL to loans net of unearned income and deferred fees and costs	1.26%	0.95%	0.96%
Net charge-off (recovery) ratio	(0.01)%	0.01%	0.02%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.44%	0.46%	0.41%
Ratio of ACLL to nonperforming loans	345.56%	270.86%	288.90%

The Company adopted the CECL model on January 1, 2023, resulting in an increase to the ACLL of $2,342, from $8,225 at December 31, 2022. For information on the Company’s policies on the ACLL, please refer to Note 1: General. Please refer to the Company’s 2022 Form 10-K, Note 1: Summary of Significant Accounting Policies for information on the Company’s application of previous GAAP in determining the allowance for loan losses.

The Company’s risk analysis under the CECL model at June 30, 2023 determined an ACLL of $10,626, or 1.26% of loans net of unearned income and deferred fees and costs. This compares with an allowance of $8,225 as of December 31, 2022, or 0.96% of loans. The allowance for loan losses at June 30, 2022 was $8,069 or 0.95% of loans. To determine the appropriate level of the ACLL, the Company considers credit risk for individually evaluated loans and for groups of loans evaluated collectively.

Individually Evaluated Loans

Individually evaluated loans were $10,725 as of June 30, 2023, an increase from $3,032 as of December 31, 2022. The increase was due to a change in the way that the Company identifies individually evaluated loans under CECL. Please refer to Note 1: General for information on the Company’s identification of individually evaluated loans. As of June 30, 2023, one individually evaluated loan was collateral dependent but was adequately collateralized and did not result in an individual allocation. The remaining individually evaluated loans were measured using the DCF method, resulting in an allocation of $940.

Collectively Evaluated Loans

Collectively evaluated loans totaled $836,214, with an ACLL of $9,686 as of June 30, 2023. At December 31, 2022, collectively evaluated loans totaled $850,161, with an allowance of $8,225.

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

Reasonable and Supportable Forecast

To estimate cash flows, the Company adjusted its historical loss information with a forecast of the national unemployment rate. The forecast applied at June 30, 2023 projects that unemployment will rise over the next 12 months, which increases the loss estimate. The Company determined that 12 months represents a reasonable and supportable forecast period as of June 30, 2023, and set a period of 12 months to revert to historical losses on a straight-line basis.

Qualitative Factors: Economic

The Company sources economic data pertinent to its market from the most recently available publications, including business and personal bankruptcy filings, the residential vacancy rate and the inventory of new and existing homes.

Higher bankruptcy filings indicate heightened credit risk and increase the ACLL, while lower bankruptcy filings have a beneficial impact on credit risk. Compared with data available at December 31, 2022, business and personal bankruptcy filings increased.

         Residential vacancy rates and housing inventory impact the Company’s residential construction customers and the consumer real estate market. Higher levels of residential vacancy rates and housing inventory increase credit risk. The residential vacancy rate available at June 30, 2023 improved from the data incorporated into the December 31, 2022 calculation, resulting in a lower allocation. Housing data available as of June 30, 2023 showed slightly lower inventory than at December 31, 2022, resulting in a lower allocation.

Qualitative Factors: Asset Quality Indicators

Accruing past due loans are analyzed at the class level and compared with previous levels. Increases in past due loans indicate heightened credit risk. Accruing loans past due 30-89 days were 0.14% of total loans at June 30, 2023, a decrease from 0.16% at December 31, 2022.

Qualitative Factors: Other Considerations

The Company considers other factors that impact credit risk, including the interest rate environment, the competitive, legal and regulatory environments, changes in lending policies and loan review, changes in lending management, and high risk loans.

The interest rate environment impacts variable rate loans. The Federal Reserve’s aggressive interest rate increases beginning in March 2022 have increased payments on certain adjustable rate loans, which may increase credit risk. The Company allocates additional reserve each time the Federal Reserve increases rates. After the rate increase has been in effect for one year, the allocation may be removed under the assumption that the impact of the change has become integrated to the portfolio.

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

Levels of high risk loans are considered in the determination of the level of the ACLL. A decrease in the level of high risk loans within a class decreases the required allocation for the loan class, and an increase in the level of high risk loans within a class increases the required allocation for the loan class. Total high risk loans increased 7.46% from the level at December 31, 2022, resulting in an increased allocation.

Unallocated Surplus

The unallocated surplus as of June 30, 2023 is $334, or 3.25% in excess of the calculated requirement. The unallocated surplus at December 31, 2022 was $179, or 2.23% in excess of the calculated requirement. The surplus provides some mitigation of current economic uncertainty that may impact credit risk.

Conclusion

The calculation of the appropriate level for the ACLL incorporates analysis of multiple factors and requires management’s prudent and informed judgment. The Company augmented the calculated requirement with an unallocated surplus. Based on analysis of historical indicators, asset quality and economic factors, management believes the level of ACLL is reasonable for the credit risk in the loan portfolio as of June 30, 2023.

Provision for Credit Loss

The calculation of the ACLL resulted in a provision for credit losses of $10 for the three month period ended June 30, 2023, compared with a provision of $310 for the three month period ended June 30, 2022. The provision for the six month period ended June 30, 2023 was $12, compared with a provision $444 for the six months ended June 30, 2022. The provision for 2023 and 2022 reflect loan growth and changes in factors detailed in “Asset Quality” above.

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

The Company reviews modifications to determine whether the borrower is experiencing financial difficulty, including indicators of default, bankruptcy, going concern, insufficient projected cash flows and inability to obtain financing from other sources. If a modification is made to a borrower experiencing financial difficulty, the loan’s risk rating is downgraded to special mention or classified, resulting in individual evaluation for the ACL. During the three and six months ended June 30, 2023, the Company modified one loan totaling $6,396 for a borrower who was experiencing financial difficulty. The loan was individually evaluated for the ACLL as of June 30, 2023.

Modifications for Borrowers Who Were Not Experiencing Financial Difficulty

During the three and six month periods ended June 30, 2023 and 2022, the Company modified loans for borrowers who were not experiencing financial difficulty. During the three months ended June 30, 2023, the Company modified 194 loans totaling $11,528. During the six months ended June 30, 2023, the Company modified 395 loans totaling $42,036. During the three months ended June 30, 2022, the Company provided 230 modifications to loans totaling $34,776. For the six months ended June 30, 2022, the Company provided 465 modifications to loans totaling $73,958.

Other Real Estate Owned

As of June 30, 2023, OREO of $662 is comprised of one construction property. One loan secured by real estate of $7 was in process of foreclosure, which may increase OREO in future quarters. It is not possible to accurately predict the future total of OREO because property sold at foreclosure may be acquired by third parties and OREO properties are regularly marketed and sold. The Company continues to monitor risk levels within the loan portfolio. If the Company’s market experiences an economic downturn, real estate values could decline and foreclosure activity could increase. A decline in value may result in loss recognition for OREO, while an increase in foreclosures may increase the number of OREO properties.

Key Assets and Liabilities

NBI’s key assets and liabilities and their change from December 31, 2022 are shown in the following table.

	June 30, 2023	December 31, 2022	Percent Change
Interest-bearing deposits	$55,241	$59,026	(6.41)%
Securities available for sale, at fair value	614,178	656,852	(6.50)%
Loans, net	835,915	844,519	(1.02)%
Total assets	1,625,541	1,677,551	(3.10)%
Deposits	1,487,032	1,542,725	(3.61)%

Average Balances

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	June 30, 2023	December 31, 2022	Percent Change
Interest-bearing deposits	$30,892	$88,963	(65.28)%
Securities available for sale, at fair value	637,313	683,183	(6.71)%
Loans, net of unearned income and deferred fees and costs and the allowance for credit losses	843,273	825,110	2.20%
Total assets	1,626,425	1,705,614	(4.64)%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$304,671	$338,269	(9.93)%
Interest-bearing demand deposits	852,264	910,989	(6.45)%
Savings deposits	203,967	216,414	(5.75)%
Time deposits	115,093	77,686	48.15%
Stockholders’ equity	126,883	145,641	(12.88)%

Increased competition resulted in decreased customer deposits.  Lower customer deposits reduced the funds available for the Company to invest in interest bearing deposits. Securities available for sale decreased due to strategic sales. The decline in stockholders’ equity resulted from other comprehensive loss related to the securities available for sale portfolio. Changes in securities, loans and deposits are discussed below.

Securities

	June 30, 2023	December 31, 2022	Percent Change
Amortized cost	$705,189	$759,917	(7.20)%
Unrealized loss	(91,011)	(103,065)	11.70%
Securities available for sale, at fair value	$614,178	$656,852	(6.50)%

As part of its interest rate risk management, the Company periodically evaluates its position in financial assets. During the first half of 2023, the Company strategically selected and sold securities with an amortized cost of $46,850, realizing a loss of $3,332. The strategy for the sales prioritized enhancement of long-term earnings. Though not a primary objective, proceeds from the sales also bolstered liquidity.

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

Loans

	June 30, 2023	December 31, 2022	Percent Change
Real estate construction	$56,984	$54,579	4.41%
Consumer real estate	226,453	221,052	2.44%
Commercial real estate	423,396	437,888	(3.31)%
Commercial non real estate	56,079	57,652	(2.73)%
Public sector and IDA	47,791	48,074	(0.59)%
Consumer non real estate	36,236	33,948	6.74%
Less: unearned income and deferred fees and costs	(398)	(449)	(11.36)%
Loans, net of unearned income and deferred fees and costs	$846,541	$852,744	(0.73)%

Loans decreased slightly from December 31, 2022, as higher interest rates decreased demand. The Company is positioned to continue to make every loan that meets its underwriting standards.

Deposits

	June 30, 2023	December 31, 2022	Percent Change
Noninterest-bearing demand deposits	$300,713	$327,713	(8.24)%
Interest-bearing demand deposits	841,382	933,269	(9.85)%
Saving deposits	197,958	214,114	(7.55)%
Time deposits	146,979	67,629	117.33%
Total deposits	$1,487,032	$1,542,725	(3.61)%

Competition for deposits began impacting the Company during the fourth quarter of 2022 and has continued during 2023. The Company implemented competitive pricing on CDs, raised offering rates on other deposits and negotiated with depositors to strengthen the deposit base, at costs well below the cost of borrowing.

The Company’s depositors within its market area are diverse, including individuals, businesses and municipalities. The Company does not have any brokered deposits. Depositors are insured up to the FDIC maximum of $250 thousand. Municipal deposits, which account for approximately 26% of the Company’s deposits, have additional security from bonds pledged as collateral, in accordance with state regulation. Of the Company’s non-municipal deposits, approximately 22% are uninsured.

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse liquidity sources, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and FHLB advances. During the first quarter of 2023, the Company accessed FHLB borrowings to reinforce liquidity. The advances were fully repaid, due to the success of the Company’s deposit strategy. As of June 30, 2023, the Company did not have purchased deposits, discount window borrowings or short-term borrowings.

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

Regulatory capital levels determine the Company’s ability to use purchased deposits and the Federal Reserve discount window. As of June 30, 2023, the Company is considered well capitalized and does not have any restrictions on purchased deposits or borrowing ability at the Federal Reserve discount window.

As of June 30, 2023, the Company had $400,149 of borrowing capacity from the FHLB and an unsecured federal funds line of credit with an unaffiliated bank of $10,000, with no amounts advanced against those lines. Additionally, the Company had $181,219 of unused capacity at the Federal Reserve Bank discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. As of June 30, 2023, the Company’s liquidity is sufficient to meet projected trends.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. As of June 30, 2023, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s internally-set target range. As of June 30, 2023, the loan to deposit ratio was 56.93%. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

Capital Resources

Total stockholders’ equity at June 30, 2023 was $128,444, an increase of $5,756, or 4.69%, from the $122,687 at December 31, 2022.  The increase in stockholders’ equity reflects net income for the six months ended June 30, 2023 and improvement in the unrealized loss on securities available for sale, reduced by adoption of CECL at January 1, 2023, payment of a special one-time cash dividend and the Company’s normal semi-annual dividend.

The Company’s stockholders approved a new equity compensation plan at the annual meeting held in May 2023. Under the plan, part of the June 2023 semi-annual retainer for non-employee directors was paid in a restricted stock grant. The equity compensation plan aims to align decision making with long-term value creation for the Company’s shareholders.

The Company qualifies as a small bank holding company under the Federal Reserve’s Small Bank Holding Company Policy Statement, which exempts bank holding companies with less than $3 billion in assets from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements. NBB is subject to various capital requirements administered by banking agencies, including an additional capital conservation buffer in order to make capital distributions or discretionary bonus payments. Risk-based capital ratios are calculated in compliance with OCC rules based on the Basel III Capital Rules. The Bank’s ratios are well above the required minimums as of June 30, 2023. Risk based capital ratios for NBB are shown in the following tables.

	NBB	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservation Buffer
Common Equity Tier I Capital Ratio	17.58%	4.50%	7.00%
Tier I Capital Ratio	17.58%	6.00%	8.50%
Total Capital Ratio	18.58%	8.00%	10.50%
Leverage Ratio	11.30%	4.00%	4.00%

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

The Company sells mortgages on the secondary market. Our agreement with the purchaser provides for strict underwriting and documentation requirements. Violation of the representations and warranties of the agreement would entitle the purchaser to recourse provisions. The Company has determined that its risk in this area is not significant because of a low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of June 30, 2023. To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit. There were no material changes in off-balance sheet arrangements during the six months ended June 30, 2023.

Contractual Obligations

The Company had no finance lease or purchase obligations and no long-term debt at June 30, 2023.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2023 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Index of Exhibits

Exhibit No.	Description
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8-K filed on March 16, 2006)
3(ii)	Amended and Restated Bylaws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Form 8-K filed on January 11, 2023)
4	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10-K for fiscal year ended December 31, 1993)
10	National Bankshares, Inc. 2023 Stock Incentive Plan	(incorporated by reference to Appendix A of the Proxy Statement for the Annual Meeting of Shareholders held on May 9, 2023, filed on March 24, 2023)
+31(i)	Section 302 Certification of Chief Executive Officer	Filed herewith
+31(ii)	Section 302 Certification of Chief Financial Officer	Filed herewith
+32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Filed herewith
+32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Filed herewith
+101

The following materials from National Bankshares, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2023 are formatted in iXBRL (Inline Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets at June 30, 2023 and December 31, 2022; (ii) Consolidated Statements of Income for the three and six month periods ended June 30, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six month periods ended June 30, 2023 and 2022; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and six month periods ended June 30, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2023 and 2022; and (vi) Notes to Consolidated Financial Statements.

Filed herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

Date: August 9, 2023	/s/ F. Brad Denardo
By: F. Brad Denardo Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2023	/s/ Lora M. Jones
By: Lora M. Jones Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)