Form 10-Q
period 2023-09-30
NATIONAL BANKSHARES INC
filed 2023-11-08
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-15204

NATIONAL BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1375874
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Outstanding shares of common stock at November 7, 2023

5,891,739

NATIONAL BANKSHARES, INC.

Form 10-Q

Part I
Item 1. Financial Statements	Financial Information
National Bankshares, Inc.
Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
(in thousands, except share and per share data)	2023	2022
Assets
Cash and due from banks	$13,089	$12,403
Interest-bearing deposits	40,353	59,026
Securities available for sale, at fair value	591,552	656,852
Restricted stock, at cost	1,264	941
Mortgage loans held for sale	82	-
Loans:
Loans, net of unearned income and deferred fees and costs	848,975	852,744
Less allowance for credit losses	(10,181)	(8,225)
Loans, net	838,794	844,519
Premises and equipment, net	11,091	10,371
Accrued interest receivable	6,180	6,001
Other real estate owned, net	662	662
Goodwill	5,848	5,848
Bank-owned life insurance	43,327	43,312
Other assets	39,660	37,616
Total assets	$1,591,902	$1,677,551

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$303,166	$327,713
Interest-bearing demand deposits	789,148	933,269
Savings deposits	184,801	214,114
Time deposits	187,885	67,629
Total deposits	1,465,000	1,542,725
Accrued interest payable	551	106
Other liabilities	10,238	12,033
Total liabilities	1,475,789	1,554,864
Commitments and contingencies
Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock of $1.25 par value and additional paid in capital. Authorized 10,000,000 shares; issued and outstanding 5,891,739 (including 2,052 unvested) shares at September 30, 2023 and 5,889,687 at December 31, 2022	7,383	7,362
Retained earnings	198,394	199,091
Accumulated other comprehensive loss, net	(89,664)	(83,766)
Total stockholders' equity	116,113	122,687
Total liabilities and stockholders' equity	$1,591,902	$1,677,551

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,
(in thousands, except share and per share data)	2023	2022
Interest Income
Interest and fees on loans	$9,816	$8,816
Interest on interest-bearing deposits	439	506
Interest on securities – taxable	4,084	3,425
Interest on securities – nontaxable	340	408
Total interest income	14,679	13,155
Interest Expense
Interest on time deposits	1,452	31
Interest on other deposits	4,584	722
Interest on borrowings	3	-
Total interest expense	6,039	753
Net interest income	8,640	12,402
(Recovery of) provision for credit losses	(401)	252
Net interest income after (recovery of) provision for credit losses	9,041	12,150

Noninterest Income
Service charges on deposit accounts	642	661
Other service charges and fees	151	51
Credit and debit card fees, net	395	448
Trust income	505	492
BOLI income	253	239
Gain on sale of mortgage loans	22	40
Other income	147	209
Total noninterest income	2,115	2,140

Noninterest Expense
Salaries and employee benefits	4,462	4,144
Occupancy, furniture and fixtures	547	476
Data processing and ATM	978	774
FDIC assessment	190	114
Net costs of other real estate owned	14	68
Franchise taxes	339	375
Professional services	251	254
Other operating expenses	684	531
Total noninterest expense	7,465	6,736
Income before income taxes	3,691	7,554
Income tax expense	617	1,392
Net Income	$3,074	$6,162
Basic net income per common share	$0.52	$1.03
Diluted net income per common share	$0.52	$1.03
Weighted average number of common shares outstanding, basic	5,889,687	5,974,961
Weighted average number of common shares outstanding, diluted	5,889,939	5,974,961
Dividends declared per common share	$-	$-

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Comprehensive Loss

Three Months Ended September 30, 2023 and 2022

(Unaudited)

	September 30,
(in thousands)	2023	2022
Net Income	$3,074	$6,162

Other Comprehensive Loss, Net of Tax
Unrealized holding loss on available for sale securities net of tax of ($4,099) and ($7,822) for the periods ended September 30, 2023 and September 30, 2022, respectively	(15,421)	(29,424)
Other comprehensive loss, net of tax	(15,421)	(29,424)
Total Comprehensive Loss	$(12,347)	$(23,262)

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Income

(Unaudited)

	Nine Months Ended September 30,
(in thousands, except share and per share data)	2023	2022
Interest Income
Interest and fees on loans	$28,793	$25,240
Interest on interest-bearing deposits	1,207	757
Interest on securities – taxable	12,268	8,847
Interest on securities – nontaxable	1,052	1,283
Total interest income	43,320	36,127

Interest Expense
Interest on time deposits	2,865	105
Interest on other deposits	11,352	1,950
Interest on borrowings	300	-
Total interest expense	14,517	2,055
Net interest income	28,803	34,072
(Recovery of) provision for credit losses	(389)	696
Net interest income after (recovery of) provision for credit losses	29,192	33,376

Noninterest Income
Service charges on deposit accounts	1,871	1,826
Other service charges and fees	253	157
Credit and debit card fees, net	1,276	1,423
Trust income	1,431	1,374
BOLI income	1,771	718
Gain on sale of investment	2,971	-
Gain on sale of mortgage loans	93	136
Loss on sale of securities	(3,332)	-
Other income	771	909
Total noninterest income	7,105	6,543

Noninterest Expense
Salaries and employee benefits	13,361	12,133
Occupancy, furniture and fixtures	1,500	1,432
Data processing and ATM	2,730	2,354
FDIC assessment	561	336
Net costs of other real estate owned	29	78
Franchise taxes	1,072	1,108
Professional services	1,555	693
Other operating expenses	1,878	1,526
Total noninterest expense	22,686	19,660
Income before income taxes	13,611	20,259
Income tax expense	2,105	3,637
Net Income	$11,506	$16,622
Basic net income per common share	$1.95	$2.77
Fully diluted net income per common share	$1.95	$2.77
Weighted average number of common shares outstanding, basic	5,889,687	6,008,607
Weighted average number of common shares outstanding, diluted	5,889,778	6,008,607
Dividends declared per common share	$1.73	$0.72

National Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Loss)

Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	September 30,
(in thousands)	2023	2022
Net Income	$11,506	$16,622

Other Comprehensive Loss, Net of Tax
Unrealized holding loss on available for sale securities net of tax of ($2,268) and ($23,431) for the periods ended September 30, 2023 and September 30, 2022, respectively	(8,530)	(88,143)
Reclassification adjustment for loss included in net income, net of tax of $700 in 2023	2,632	-
Other comprehensive loss, net of tax	(5,898)	(88,143)
Total Comprehensive Income (Loss)	$5,608	$(71,521)

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three Months Ended September 30, 2023 and 2022

(in thousands except share data)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at June 30, 2022	$7,476	$191,545	$(62,777)	$136,244
Net income	-	6,162	-	6,162
Common stock repurchased, 23,500 shares	(29)	(766)	-	(795)
Other comprehensive loss, net of tax of ($7,822)	-	-	(29,424)	(29,424)
Balances at September 30, 2022	$7,447	$196,941	$(92,201)	$112,187

Balances at June 30, 2023	$7,367	$195,320	$(74,243)	$128,444
Net income	-	3,074	-	3,074
Other comprehensive loss, net of tax of ($4,099)	-	-	(15,421)	(15,421)
Stock based compensation	16	-	-	16
Balances at September 30, 2023	$7,383	$198,394	$(89,664)	$116,113

See accompanying notes to consolidated financial statements.

Nine Months Ended September 30, 2023 and 2022

(in thousands except share data)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2021	$7,580	$188,229	$(4,058)	$191,751
Net income	-	16,622	-	16,622
Common stock repurchased, 106,662 shares	(133)	(3,591)	-	(3,724)
Cash dividends of $0.72 per share	-	(4,319)	-	(4,319)
Other comprehensive loss, net of tax of ($23,431)	-	-	(88,143)	(88,143)
Balances at September 30, 2022	$7,447	$196,941	$(92,201)	$112,187

Balances at December 31, 2022	$7,362	$199,091	$(83,766)	$122,687
Adoption of ASU 2016-13	-	(2,014)	-	(2,014)
Net income	-	11,506	-	11,506
Cash dividends of $1.73 per share	-	(10,189)	-	(10,189)
Other comprehensive loss, net of tax of ($1,568)	-	-	(5,898)	(5,898)
Stock based compensation	21	-	-	21
Balances at September 30, 2023	$7,383	$198,394	$(89,664)	$116,113

See accompanying notes to the consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2023 and 2022

(Unaudited)

(in thousands)	September 30, 2023	September 30, 2022
Cash Flows from Operating Activities
Net income	$11,506	$16,622
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for credit losses	(389)	696
Depreciation of bank premises and equipment	544	449
Amortization of premiums and accretion of discounts, net	806	972
Gain on disposal of fixed assets	-	(4)
Loss on sales of securities available for sale, net	3,332	-
Losses and write-downs on other real estate owned, net	-	50
Loss on sales of repossessed assets	5	-
Increase in cash value of bank-owned life insurance	(734)	(718)
Origination of mortgage loans held for sale	(6,689)	(6,348)
Proceeds from sale of mortgage loans held for sale	6,700	7,099
Gain on sale of mortgage loans held for sale	(93)	(136)
Equity based compensation expense	21	-
Net change in:
Accrued interest receivable	(179)	(718)
Other assets	59	33
Accrued interest payable	445	(8)
Other liabilities	(2,002)	282
Net cash provided by operating activities	13,332	18,271

Cash Flows from Investing Activities
Proceeds from calls, principal payments, sales and maturities of securities available for sale	53,696	33,465
Purchase of securities available for sale	-	(117,341)
Net change in restricted stock	(323)	(96)
Purchase of loan participations	(5,118)	(10,965)
Collection of loan participations	6,686	4,513
Loan originations and principal collections, net	1,958	(43,479)
Proceeds from sale of repossessed assets	13	-
Recoveries on loans charged off	235	153
Proceeds from sale and purchases of premises and equipment, net	(1,264)	(906)
BOLI settlement	712	-
Net cash provided by (used in) investing activities	56,595	(134,656)

Cash Flows from Financing Activities
Net change in time deposits	120,256	(1,945)
Net change in other deposits	(197,981)	78,007
Common stock repurchased	-	(3,724)
Cash dividends paid	(10,189)	(4,319)
Net cash (used in) provided by financing activities	(87,914)	68,019

(Continued)

Net change in cash and due from banks	(17,987)	(48,366)
Cash and due from banks at beginning of period	71,429	138,789
Cash and due from banks at end of period	$53,442	$90,423

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowings	$14,072	$2,063
Income taxes paid	3,997	3,441

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for credit losses	$232	$316
Loans transferred to repossessed assets	11	-
Unrealized holding loss on securities available for sale	(7,466)	(111,574)
Lease liabilities arising from obtaining right-of-use assets	-	104

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Notes to Consolidated Financial Statements

September 30, 2023

(Unaudited)

$ in thousands, except per share data

Note 1: General

The consolidated financial statements of National Bankshares, Inc. (“NBI”) and its wholly-owned subsidiaries, The National Bank of Blacksburg (the “Bank” or “NBB”) and National Bankshares Financial Services, Inc. (“NBFS”) (collectively, the “Company”), conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of the Company’s management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three and nine month periods ended September 30, 2023 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”).  The Company posts all reports required to be filed under the Securities Exchange Act of 1934 on its web site at www.nationalbankshares.com.

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

Recent Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative”. This ASU incorporates certain U.S. Securities and Exchange Commission (SEC) disclosure requirements into the FASB Accounting Standards Codification. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its consolidated financial statements.

In July 2023, the FASB issued ASU 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718)”. This ASU amends the FASB Accounting Standards Codification for Securities and Exchange Commission (“SEC”) paragraphs pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. ASU 2023-03 is effective upon addition to the FASB Codification. The Company does not expect the adoption of ASU 2023-03 to have a material impact on its consolidated financial statements.

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

To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, the ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The ASU is effective for all entities upon issuance. The Company is assessing ASU 2022-06 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

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

In evaluating impairment, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. If the Company determines a credit impairment, the ACL on securities available for sale would be established through a provision for credit losses on securities available for sale in the Consolidated Statements of Income. If the Company’s management believes it has confirmed that the loss on a security is uncollectible, or when either of the criteria regarding intent or requirement to sell is met, the loss is charged against the ACL. Accrued interest receivable is excluded from the estimate of credit losses.

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

The Company designated national unemployment as its forecast variable. Multiple forecasts from reputable and independent third parties are sourced to inform the Company’s reasonable and supportable forecasting of current expected credit losses. The forecast is applied over a horizon selected by the Company’s management at each reporting date, typically of one year and not to exceed two years, after which loss rates revert to long term historical loss experience on a straight line basis over a period determined by the Company’s management, of up to three years. The forecast horizon and reversion period are applied consistently to the entire portfolio.

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

Similar to its policy under previous GAAP, the Company continues to identify modifications to loans and to determine whether the borrower is experiencing financial difficulty. If the Company determines that the borrower is experiencing financial difficulty, the loan is designated for financial reporting purposes. Loans that are modified for borrowers experiencing financial difficulty are evaluated to determine whether the credit risk falls within the regulatory definition of “criticized” and requires individual evaluation. Under previous GAAP, modifications to loans when the borrower was experiencing financial difficulty were designated as TDR and were individually evaluated for the duration of the loan.

Note 2: Loans and Allowance for Credit Losses

Loans

The following table presents the composition of the loan portfolio, excluding mortgage loans held for sale, as of the dates indicated.

	September 30, 2023	December 31, 2022
Real estate construction	$64,181	$54,579
Consumer real estate	226,671	221,052
Commercial real estate	424,765	437,888
Commercial non real estate	42,940	57,652
Public sector and IDA	51,591	48,074
Consumer non real estate	39,269	33,948
Gross loans	849,417	853,193
Less unearned income and deferred fees and costs	(442)	(449)
Loans, net of unearned income and deferred fees and costs	$848,975	$852,744
Allowance for credit losses on loans	(10,181)	(8,225)
Total loans, net	$838,794	$844,519

Accrued interest receivable on loans, which is excluded from the amortized cost of loans, totaled $2,760 at September 30, 2023 and $2,516 at December 31, 2022.

Past Due and Nonaccrual Loans

The following tables present the aging of past due loans, by loan pool, as of the dates indicated.

	September 30, 2023
	Accruing Current Loans	Accruing Loans 30 – 89 Days Past Due	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans	Total Loans	Accruing and Nonaccrual 90 or More Days Past Due
Real Estate Construction
Construction, 1-4 family residential	$16,995	$-	$-	$-	$16,995	$-
Construction, other	47,165	21	-	-	47,186	-
Consumer Real Estate
Equity line	16,631	23	-	-	16,654	-
Residential closed-end first liens	122,839	679	7	85	123,610	92
Residential closed-end junior liens	5,009	13	-	-	5,022	-
Investor-owned residential real estate	81,385	-	-	-	81,385	-
Commercial Real Estate
Multifamily residential real estate	133,188	-	-	-	133,188	-
Commercial real estate owner-occupied	116,089	288	-	2,429	118,806	236
Commercial real estate, other	172,771	-	-	-	172,771	-
Commercial Non Real Estate
Commercial and industrial	42,452	4	17	467	42,940	252
Public Sector and IDA
States and political subdivisions	51,591	-	-	-	51,591	-
Consumer Non-Real Estate
Credit cards	4,570	4	-	-	4,574	-
Automobile	11,933	42	2	-	11,977	3
Other consumer loans	22,615	98	5	-	22,718	5
Total	$845,233	$1,172	$31	$2,981	$849,417	$588

	December 31, 2022
	Accruing Current Loans	Accruing Loans 30 – 89 Days Past Due	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans	Total Loans	Accruing and Nonaccrual 90 or More Days Past Due
Real Estate Construction
Construction, 1-4 family residential	$12,538	$-	$-	$-	$12,538	$-
Construction, other	42,041	-	-	-	42,041	-
Consumer Real Estate
Equity line	15,010	16	-	-	15,026	-
Residential closed-end first liens	121,807	750	-	91	122,648	91
Residential closed-end junior liens	2,446	-	-	-	2,446	-
Investor-owned residential real estate	80,524	408	-	-	80,932	-
Commercial Real Estate
Multifamily residential real estate	127,312	-	-	-	127,312	-
Commercial real estate owner-occupied	126,640	-	-	2,493	129,133	252
Commercial real estate, other	181,443	-	-	-	181,443	-
Commercial Non Real Estate
Commercial and industrial	57,373	16	-	263	57,652	-
Public Sector and IDA
States and political subdivisions	48,074	-	-	-	48,074	-
Consumer Non-Real Estate
Credit cards	4,592	3	2	-	4,597	2
Automobile	9,833	102	-	-	9,935	-
Other consumer loans	19,317	93	6	-	19,416	6
Total	$848,950	$1,388	$8	$2,847	$853,193	$351

The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	CECL			Incurred Loss
	September 30, 2023			December 31, 2022
	Nonaccrual Loans			Nonaccrual Loans
	With No Allowance	With an Allowance	Total
Consumer Real Estate
Residential closed-end first liens	$-	$85	$85	$91
Commercial Real Estate
Commercial real estate owner-occupied	-	2,429	2,429	2,493
Commercial Non Real Estate
Commercial and industrial	-	467	467	263
Total	$-	$2,981	$2,981	$2,847

During the three and nine months ended September 30, 2023, no accrued interest receivable was reversed against interest income.

The following table presents certain past due indicators as of the dates indicated.

	September 30,		December 31,
	2023	2022	2022
Ratio of ACLL to nonaccrual loans	341.53%	284.18%	288.90%
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees and costs	0.00%	0.01%	0.00%

Allowance for Credit Losses on Loans

The following tables present the activity in the ACLL by portfolio segment for the periods indicated:

	Activity in the Allowance for Credit Losses on Loans for the Nine Months Ended September 30, 2023
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2022	$450	$2,199	$3,642	$930	$319	$506	$179	$8,225
Adoption of ASU 2016-13	(21)	1,261	700	216	(15)	72	129	2,342
Charge-offs	-	(17)	-	(11)	-	(204)	-	(232)
Recoveries	-	103	37	4	-	91	-	235
Provision for (recovery of) credit losses	133	(353)	(212)	(300)	10	156	177	(389)
Balance, September 30, 2023	$562	$3,193	$4,167	$839	$314	$621	$485	$10,181

	Activity in the Allowance for Loan Losses for the Nine Months Ended September 30, 2022
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2021	$422	$1,930	$3,121	$1,099	$297	$444	$361	$7,674
Charge-offs	-	(13)	-	(2)	-	(301)	-	(316)
Recoveries	-	29	36	10	-	78	-	153
Provision for (recovery of) loan losses	225	266	452	(329)	39	263	(220)	696
Balance, September 30, 2022	$647	$2,212	$3,609	$778	$336	$484	$141	$8,207

	Activity in the Allowance for Loan Losses for the Year Ended December 31, 2022
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2021	$422	$1,930	$3,121	$1,099	$297	$444	$361	$7,674
Charge-offs	-	(13)	-	(2)	-	(352)	-	(367)
Recoveries	-	29	49	11	-	123	-	212
Provision for (recovery of) loan losses	28	253	472	(178)	22	291	(182)	706
Balance, December 31, 2022	$450	$2,199	$3,642	$930	$319	$506	$179	$8,225

The following tables present information about the ACLL for individually evaluated loans and collectively evaluated loans by portfolio segment as of the dates indicated.

	Allowance for Credit Losses on Loans as of September 30, 2023
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Individually evaluated	$-	$78	$548	$248	$-	$1	$-	$875
Collectively evaluated	562	3,115	3,619	591	314	620	485	9,306
Total	$562	$3,193	$4,167	$839	$314	$621	$485	$10,181

	Allowance for Loan Losses as of December 31, 2022
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non- Real Estate	Unallocated	Total
Individually evaluated	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated	450	2,199	3,642	930	319	506	179	8,225
Total	$450	$2,199	$3,642	$930	$319	$506	$179	$8,225

The following tables present information about individually evaluated loans and collectively evaluated loans by portfolio segment as of the dates indicated.

	Loans as of September 30, 2023
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Total
Individually evaluated	$288	$1,059	$8,826	$473	$-	$12	$10,658
Collectively evaluated	63,893	225,612	415,939	42,467	51,591	39,257	838,759
Total	$64,181	$226,671	$424,765	$42,940	$51,591	$39,269	$849,417

	Loans as of December 31, 2022
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non- Real Estate	Total
Individually evaluated	$-	$186	$2,583	$263	$-	$-	$3,032
Collectively evaluated	54,579	220,866	435,305	57,389	48,074	33,948	850,161
Total	$54,579	$221,052	$437,888	$57,652	$48,074	$33,948	$853,193

The following table presents ratios pertaining to the ACLL as of the dates and for the periods indicated.

	As of and for the
	Nine Months Ended September 30,		Year Ended December 31,
	2023	2022	2022
Ratio of ACLL to the end of period loans, net of unearned income and deferred fees and costs	1.20%	0.96%	0.96%
Ratio of net charge-offs, annualized, to average loans, net of unearned income and deferred fees and costs	0.00%	0.03%	0.02%

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
Commercial Non-Real Estate
Commercial and industrial	277	-
Total	$3,067	$13

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

Collateral Dependent Loans

The Company reviews individually evaluated loans to identify collateral dependency. Loans are collateral dependent when repayment is expected substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The Company adopted the practical expedient provided by ASU 2016-13 to measure the ACL on collateral dependent loans based upon the fair value of the collateral. Fair value of the collateral is adjusted for liquidation costs/discounts. If the fair value of the collateral falls below the amortized cost of the loan, the shortfall is recognized in the ACLL. If the fair value of the collateral exceeds the amortized cost, no ACL is required. As of September 30, 2023, one of the Company’s individually evaluated loans was considered collateral dependent.

All collateral loans are secured by real estate as of September 30, 2023. The following table details the amortized cost of the collateral dependent loan as of the date indicated:

September 30, 2023	Balance	Related Allowance
Consumer Real Estate
Residential closed-end first lien	$7	-
Total Loans	$7	-

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

	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans
September 30, 2023	Prior	2019	2020	2021	2022	2023	Revolving	Converted to Term	Total
Construction, residential
Pass	$-	$-	$233	$121	$3,787	$2,705	$10,149	$-	$16,995

Construction, other
Pass	$3,196	$1,111	$1,411	$23,163	$11,577	$4,375	$2,065	$-	$46,898
Classified	-	-	-	288	-	-	-	-	288
Total	$3,196	$1,111	$1,411	$23,451	$11,577	$4,375	$2,065	$-	$47,186

Equity lines
Pass	$53	$-	$-	$-	$-	$-	$16,553	$6	$16,612
Classified	-	-	-	-	-	-	42	-	42
Total	$53	$-	$-	$-	$-	$-	$16,595	$6	$16,654

Residential closed-end first liens
Pass	$33,129	$5,874	$14,784	$32,074	$28,768	$8,681	$-	$-	$123,310
Classified	300	-	-	-	-	-	-	-	300
Total	$33,429	$5,874	$14,784	$32,074	$28,768	$8,681	$-	$-	$123,610
YTD gross charge-offs	$-	$-	$17	$-	$-	$-	$-	$-	$17

Residential closed-end junior liens
Pass	$1,749	$118	$-	$175	$1,395	$1,570	$-	$15	$5,022

Investor-owned residential real estate
Pass	$23,141	$5,215	$14,348	$19,475	$13,888	$3,093	$1,409	$99	$80,668
Classified	717	-	-	-	-	-	-	-	717
Total	$23,858	$5,215	$14,348	$19,475	$13,888	$3,093	$1,409	$99	$81,385

Multifamily residential real estate
Pass	$42,874	$1,823	$11,820	$40,944	$26,874	$8,853	$-	$-	$133,188

Commercial real estate, owner occupied
Pass	$43,438	$11,295	$23,661	$4,843	$16,731	$7,757	$2,255	$-	$109,980
Special mention	6,396	-	-	-	-	-	-	-	6,396
Classified	2,430	-	-	-	-	-	-	-	2,430
Total	$52,264	$11,295	$23,661	$4,843	$16,731	$7,757	$2,255	$-	$118,806

Commercial real estate, other
Pass	$70,064	$22,033	$19,300	$36,272	$22,600	$1,957	$545	$-	$172,771

Commercial and industrial
Pass	$6,100	$494	$1,189	$13,059	$7,439	$6,634	$7,552	$-	$42,467
Classified	231	-	-	-	7	-	235	-	473
Total	$6,331	$494	$1,189	$13,059	$7,446	$6,634	$7,787	$-	$42,940
YTD gross charge-offs	$-	$11	$-	$-	$-	$-	$-	$-	$11

Public sector and IDA
Pass	$20,942	$14	$239	$17,683	$6,438	$6,275	$-	$-	$51,591

Credit cards
Pass	$-	$-	$-	$-	$-	$-	$4,574	$-	$4,574
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$35	$-	$35

Automobile
Pass	$95	$307	$680	$1,846	$3,146	$5,900	$-	$-	$11,974
Classified	-	3	-	-	-	-	-	-	3
Total	$95	$310	$680	$1,846	$3,146	$5,900	$-	$-	$11,977
YTD gross charge-offs	$-	$-	$-	$1	$38	$-	$-	$-	$39

Other consumer
Pass	$136	$380	$941	$2,273	$6,770	$11,206	$1,003	$-	$22,709
Classified	-	-	-	-	1	8	-	-	9
Total	$136	$380	$941	$2,273	$6,771	$11,214	$1,003	$-	$22,718
YTD gross charge-offs	$-	$-	$-	$19	$42	$6	$63	$-	$130

Total Loans
Pass	$244,917	$48,664	$88,606	$191,928	$149,413	$69,006	$46,105	$120	$838,759
Special Mention	6,396	-	-	-	-	-	-	-	6,396
Classified	3,678	3	-	288	8	8	277	-	4,262
Total	$254,991	$48,667	$88,606	$192,216	$149,421	$69,014	$46,382	$120	$849,417
YTD gross charge-offs	$-	$11	$17	$20	$80	$6	$98	$-	$232

The following table presents the recorded investment by loan pool and credit quality as of December 31, 2022.

	December 31, 2022
	Pass	Special Mention	Classified
Real Estate Construction
Construction, 1-4 family residential	$12,538	$-	$-
Construction, other	41,741	-	300
Consumer Real Estate
Equity lines	15,026	-	-
Residential closed-end first liens	122,187	-	461
Residential closed-end junior liens	2,446	-	-
Investor-owned residential real estate	80,143	-	603
Commercial Real Estate
Multifamily residential real estate	127,312	-	-
Commercial real estate owner-occupied	126,550	-	-
Commercial real estate, other	181,443	-	-
Commercial Non Real Estate
Commercial and industrial	57,381	-	8
Public Sector and IDA
States and political subdivisions	48,074	-	-
Consumer Non-Real Estate
Credit cards	4,597	-	-
Automobile	9,932	-	3
Other consumer	19,398	-	18
Total	$848,768	$-	$1,393

Loan Modifications to Borrowers Experiencing Financial Difficulty

The Company modifies loans for a variety of reasons. At the date of modification, the Company assesses whether the borrower is experiencing financial difficulty. If the borrower is experiencing financial difficulty, the loan’s risk rating is evaluated and is typically changed to special mention or classified, which results in individual evaluation of the loan for the ACLL. The Company modified one loan to a borrower experiencing financial difficulty during the nine month period ended September 30, 2023. No loans were modified for borrowers experiencing financial difficulty during the three months period ended September 30, 2023. During the three and nine month periods ended September 30, 2022, no loans were modified for borrowers experiencing financial difficulty.

The following table presents the amortized cost basis as of September 30, 2023 of the loan modified for a borrower experiencing financial difficulty.

	Interest Only Payments
	Amortized Cost Basis	% of Portfolio	Financial Effect
Commercial Real Estate
Commercial real estate owner-occupied	$6,396	5.38%	6 months of interest only payments, after which remaining balance will be re-amortized to the contractual maturity date.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty. The commercial real estate owner-occupied loan is in current status as of September 30, 2023.

The Company analyzed its modified loan portfolio for loans that defaulted during the three and nine month period ended September 30, 2023, and that were modified within 12 months prior to default. The Company designates three circumstances that indicate default: one or more payments that occur more than 90 days past the due date, charge-off, or foreclosure after the date of modification. Of the Company’s modifications at September 30, 2023, none were modified within 12 months prior to default.

ACL on Unfunded Commitments

The following table presents the balance and activity in the ACL for unfunded commitments for the nine months ended September 30, 2023:

Allowance for Credit Losses on Unfunded Commitments
Balance, December 31, 2022	$35
Adoption of ASU 2016-13	207
Provision for credit losses	21
Balance, September 30, 2023	$263

Note 3: Securities

The amortized cost and estimated fair value of securities available for sale along with gross unrealized gains and losses as of the dates indicated are summarized as follows:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for Sale:
U.S. Treasuries	$995	$-	$47	$-	$948
U.S. Government agencies and corporations	353,845	-	57,856	-	295,989
States and political subdivisions	179,672	-	42,603	-	137,069
Mortgage-backed securities	161,067	-	8,955	-	152,112
Corporate debt securities	6,504	-	1,070	-	5,434
Total securities available for sale	$702,083	$-	$110,531	$-	$591,552

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Treasuries	$992	$-	$56	$936
U.S. Government agencies and corporations	391,538	39	55,002	336,575
States and political subdivisions	190,192	26	38,018	152,200
Mortgage-backed securities	170,694	22	9,239	161,477
Corporate debt securities	6,501	-	837	5,664
Total securities available for sale	$759,917	$87	$103,152	$656,852

No allowance for credit loss on securities available for sale was recorded as of September 30, 2023.

Accrued interest receivable on securities, included in accrued interest receivable on the Consolidated Balance Sheets, totaled $3,420 at September 30, 2023 and $3,485 at December 31, 2022.

The deferred tax asset for the net unrealized loss on securities available for sale was $23,211 as of September 30, 2023 and $21,644 as of December 31, 2022. The deferred tax asset is included in other assets on the Consolidated Balance Sheets.

The amortized cost and fair value of single maturity securities available for sale at September 30, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity.

	September 30, 2023
	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$1,755	$1,730
Due after one year through five years	154,209	140,650
Due after five years through ten years	293,046	239,668
Due after ten years	253,073	209,504
Total securities available for sale	$702,083	$591,552

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous loss position, as of the dates indicated, follows.

	September 30, 2023
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasuries	$-	$-	$948	$47
U.S. Government agencies and corporations	-	-	295,989	57,856
States and political subdivisions	845	41	135,979	42,562
Mortgage-backed securities	1,664	39	150,448	8,916
Corporate debt securities	-	-	5,434	1,070
Total temporarily impaired securities	$2,509	$80	$588,798	$110,451

	December 31, 2022
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasuries	$936	$56	$-	$-
U.S. Government agencies and corporations	144,574	12,699	190,950	42,303
States and political subdivisions	94,657	18,373	52,134	19,645
Mortgage-backed securities	144,198	7,326	15,165	1,913
Corporate debt securities	4,843	655	821	182
Total temporarily impaired securities	$389,208	$39,109	$259,070	$64,043

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

At September 30, 2023, the Company had 577 securities with a fair value of $591,307 in an unrealized loss position. The Company reviews securities in an unrealized loss position to evaluate credit risk. The Company considers payment history, risk ratings from external parties, financial statements for municipal and corporate securities, public statements from issuers and other available credible published sources in evaluating credit risk. No credit risk was found and no ACL on securities available for sale was recorded as of September 30, 2023. The unrealized losses are attributed to noncredit-related factors, including changes in interest rates and other market conditions. The Company does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the cost basis of the investments. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

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

Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. In addition to dividends, NBB also benefits from its membership with FHLB through eligibility to borrow from the FHLB, using as collateral NBB’s capital stock investment in the FHLB and qualifying NBB real estate mortgage loans totaling $510,786 at September 30, 2023. The Company’s management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at September 30, 2023, did not determine any impairment.

Note 4: Defined Benefit Plan

The following tables present components of Net Periodic Benefit Cost for the periods indicated:

	Pension Benefits Three Months Ended September 30,
	2023	2022
Service cost	$203	$324
Interest cost	273	204
Expected return on plan assets	(518)	(629)
Amortization of prior service cost	-	-
Recognized net actuarial loss	17	110
Net periodic benefit (income) cost	$(25)	$9

	Pension Benefits Nine Months Ended September 30,
	2023	2022
Service cost	$609	$972
Interest cost	819	612
Expected return on plan assets	(1,553)	(1,887)
Amortization of prior service cost	-	-
Recognized net actuarial loss	52	330
Net periodic benefit (income) cost	$(73)	$27

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

Fair value is best determined by quoted market prices. However, in cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, fair value estimates may not be realized in an immediate settlement of the instrument. Accounting guidance for fair value excludes certain financial instruments and all nonfinancial instruments from disclosure requirements. Consequently, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the consolidated financial statements.

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

September 30, 2023		Fair Value Measurements Using
Description	Balance	Level 1	Level 2	Level 3
U.S. Treasuries	$948	$-	$948	$-
U.S. Government agencies and corporations	295,989	-	295,989	-
States and political subdivisions	137,069	-	137,069	-
Mortgage-backed securities	152,112	-	152,112	-
Corporate debt securities	5,434	-	5,434	-
Total securities available for sale	$591,552	$-	$591,552	$-

December 31, 2022		Fair Value Measurements Using
Description	Balance	Level 1	Level 2	Level 3
U.S. Treasuries	$936	$-	$936	$-
U.S. Government agencies and corporations	336,575	-	336,575	-
States and political subdivisions	152,200	-	152,200	-
Mortgage-backed securities	161,477	-	161,477	-
Corporate debt securities	5,664	-	5,664	-
Total securities available for sale	$656,852	$-	$656,852	$-

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at September 30, 2023 or December 31, 2022.

Collateral Dependent Loans

Loans that do not share risk characteristics with the rest of their class and that are collateral dependent are individually evaluated on a non-recurring basis using the fair value of collateral. If the fair value of the collateral is lower than the loan’s amortized cost basis, the shortfall is recognized in the ACLL. When repayment is expected from the operation of the collateral, fair value is estimated as the present value of expected cash flows from the operation of the collateral. When repayment is expected from the sale of the collateral, fair value is estimated using measurement techniques discussed below and discounted by the estimated cost to sell. The ACLL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.

For loans secured by real estate, fair value of collateral is determined by the “as-is” value of appraisals or third party evaluations that are less than 24 months of age. Appraisals are prepared by independent, licensed appraisers. Appraisals are based upon observable market data analyzed through an income or sales valuation approach. Valuation falls within Level 2 categorization. The Company may further discount appraisals for marketing strategies, which results in Level 3 categorization.

The value of business equipment is based upon an outside appraisal (Level 2) if deemed significant, or the net book value on the applicable business’ financial statements (Level 3) if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3).

As of September 30, 2023, one consumer real estate loan with a balance of $7 was collateral dependent. The valuation was based upon a third party evaluation (Level 2) and did not result in a specific allocation. As of December 31, 2022, measurement of the Company’s impaired loans did not result in any specific allocations.

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

The following table summarizes the Company’s OREO that was measured at fair value on a nonrecurring basis as of the dates indicated.

Date	Description	Balance	Level 1	Level 2	Level 3
September 30, 2023	OREO, net of valuation allowance	$662	$-	$-	$662
December 31, 2022	OREO, net of valuation allowance	662	-	-	662

The following table presents information about OREO and Level 3 Fair Value Measurements as of the dates indicated.

Date	Valuation Technique	Unobservable Input	Range (Weighted Average)
September 30, 2023	Discounted appraised value	Selling cost	7.00%
September 30, 2023	Discounted appraised value	Discount for lack of marketability	34.72%

December 31, 2022	Discounted appraised value	Selling cost	7.00%
December 31, 2022	Discounted appraised value	Discount for lack of marketability	34.72%

At September 30, 2023 and December 31, 2022, the Company held a single OREO property, measured using appraised value, discounted for marketability and selling cost. During 2022, the Company reduced the list price as part of a marketing strategy and recorded an additional discount for marketability.

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

	September 30, 2023
	Recorded Amount	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$13,089	$13,089	$-	$-
Interest-bearing deposits	40,353	40,353	-	-
Securities available for sale, at fair value	591,552	-	591,552	-
Restricted securities	1,264	-	1,264	-
Mortgage loans held for sale	82	-	82	-
Loans, net	838,794	-	-	792,126
Accrued interest receivable	6,180	-	6,180	-
Bank-owned life insurance	43,327	-	43,327	-
Financial Liabilities:
Deposits	$1,465,000	$-	$1,277,115	$186,480
Accrued interest payable	551	-	551	-

	December 31, 2022
	Recorded Amount	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$12,403	$12,403	$-	$-
Interest-bearing deposits	59,026	59,026	-	-
Securities available for sale, at fair value	656,852	-	656,852	-
Restricted securities	941	-	941	-
Loans, net	844,519	-	-	781,749
Accrued interest receivable	6,001	-	6,001	-
Bank-owned life insurance	43,312	-	43,312	-
Financial Liabilities:
Deposits	$1,542,725	$-	$1,475,096	$67,542
Accrued interest payable	106	-	106	-

Note 6: Components of Accumulated Other Comprehensive Loss

The following tables provide information about components of accumulated other comprehensive loss as of the dates indicated:

	Net Unrealized Loss on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at June 30, 2022	$(55,865)	$(6,912)	$(62,777)
Unrealized holding loss on available for sale securities, net of tax of ($7,822)	(29,424)	-	(29,424)
Balance at September 30, 2022	$(85,289)	$(6,912)	$(92,201)

Balance at June 30, 2023	$(71,898)	$(2,345)	$(74,243)
Unrealized holding loss on available for sale securities, net of tax of ($4,099)	(15,421)	-	(15,421)
Balance at September 30, 2023	$(87,319)	$(2,345)	$(89,664)

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at December 31, 2021	$2,854	$(6,912)	$(4,058)
Unrealized holding loss on available for sale securities, net of tax of ($23,431)	(88,143)	-	(88,143)
Balance at September 30, 2022	$(85,289)	$(6,912)	$(92,201)

Balance at December 31, 2022	$(81,421)	$(2,345)	$(83,766)
Unrealized holding loss on available for sale securities, net of tax of ($2,268)	(8,530)	-	(8,530)
Reclassification adjustment, net of tax of $700	2,632	-	2,632
Balance at September 30, 2023	$(87,319)	$(2,345)	$(89,664)

Note 7: Revenue Recognition

Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams such as service charges on deposit accounts, other service charges and fees, credit and debit card fees, trust income, and annuity and insurance commissions are recognized in accordance with Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as financial guarantees, derivatives, and certain credit card fees are outside the scope of the guidance. Noninterest revenue streams within the scope of Topic 606 are discussed below.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated.

	Three Months Ended September 30,
Noninterest Income	2023	2022
In-scope of Topic 606:
Service charges on deposit accounts	$642	$661
Other service charges and fees	151	51
Credit and debit card fees, net	395	448
Trust income	505	492
Insurance and Investment (included within Other Income on the Consolidated Statements of Income)	142	143
Noninterest Income (in-scope of Topic 606)	$1,835	$1,795
Noninterest Income (out-of-scope of Topic 606)	280	345
Total noninterest income	$2,115	$2,140

	Nine Months Ended September 30,
Noninterest Income	2023	2022
In-scope of Topic 606:
Service charges on deposit accounts	$1,871	$1,826
Other service charges and fees	253	157
Credit and debit card fees, net	1,276	1,423
Trust income	1,431	1,374
Insurance and Investment (included within Other Income on the Consolidated Statements of Income)	539	491
Noninterest Income (in-scope of Topic 606)	$5,370	$5,271
Noninterest Income (out-of-scope of Topic 606)	1,735	1,272
Total noninterest income	$7,105	$6,543

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

Options to Extend, Residual Value Guarantees, and Restrictions and Covenants

Of the Company’s six operating leases as of September 30, 2023, four leases offer the option to extend the lease term. Two of the leases have two options of five years each and one lease has two options of three years each. Another lease has one option to extend the term for an additional five years. The Company exercised a previous option to extend this lease in 2020. At the time of capitalization, the Company was not reasonably certain whether it would exercise the options and did not include the time period in the calculation of the lease liability. The lease agreements provide that the lease payment will increase at the exercise date based on the Consumer Price Index for All Urban Consumers (“CPI-U”). Because the CPI-U at the exercise date is unknown, the increase is not included in the cash flows determining the lease liability. None of the Company’s leases provide for residual value guarantees and none provide restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The contracts in which the Company is lessee are with parties external to the Company and not related parties. The Company’s lease right of use asset is included in other assets and the lease liability is included in other liabilities. The following tables present information about leases as of the dates and for the periods indicated:

	September 30, 2023	December 31, 2022
Lease liability	$1,205	$1,444
Right-of-use asset	$1,175	$1,415
Weighted average remaining lease term (in years)	4.58	5.14
Weighted average discount rate	3.29%	3.29%

	For the Three Months Ended September 30,
Lease Expense	2023	2022
Operating lease expense	$91	$84
Short-term lease expense	10	1
Total lease expense	$101	$85
Cash paid for amounts included in lease liabilities	$100	$83
Right-of-use assets obtained in exchange for operating lease liabilities commencing during the period	$-	$79

	For the Nine Months Ended September 30,
Lease Expense	2023	2022
Operating lease expense	$275	$238
Short-term lease expense	11	2
Total lease expense	$286	$240
Cash paid for amounts included in lease liabilities	$286	$239
Right-of-use assets obtained in exchange for operating lease liabilities commencing during the period	$-	$104

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability:

Undiscounted Cash Flow for the Period	As of September 30, 2023
Twelve months ending September 30, 2024	$351
Twelve months ending September 30, 2025	289
Twelve months ending September 30, 2026	219
Twelve months ending September 30, 2027	187
Twelve months ending September 30, 2028	189
Thereafter	64
Total undiscounted cash flows	$1,299
Less: discount	(94)
Lease liability	$1,205

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

Restricted Stock Awards

Under the Plan, part of the June 2023 semi-annual retainer for non-employee directors was paid in restricted stock awards (“RSAs”). A summary of changes in the Company’s nonvested RSAs under the Plan for the three months ended September 30, 2023 follows:

	Shares	Weighted-Average Grant- Date Fair Value
Nonvested at July 1, 2023	2,052	$30.70
Granted	-	-
Nonvested at September 30, 2023	2,052	$30.70

The RSAs have a one year vesting period. Expense for the RSAs will be recognized over the vesting period based on the fair value of the stock at the issue date. Stock based compensation expense charged against income was $16 for the three months ended September 30, 2023 and $21 for the nine months ended September 30, 2023. As of September 30, 2023, expense of $42 related to the nonvested RSAs is expected to be recognized over the coming 8 months.

Note 10: Earnings Per Share

The factors used in the earnings per share computation for the periods indicated are presented below:

	For the Three Months Ended September 30,
	2023			2022
$ in thousands, except per share amounts	Net Income (Numerator)	Common Shares[1] (Denominator)	Per Share	Net Income (Numerator)	Common Shares[1] (Denominator)	Per Share
Basic earnings per share	$3,074	5,889,687	$0.52	$6,162	5,974,961	$1.03
Dilutive shares for restricted stock awards:		252			-
Diluted earnings per share	$3,074	5,889,939	$0.52	$6,162	5,974,961	$1.03

	For the Nine Months Ended September 30,
	2023			2022
$ in thousands, except per share amounts	Net Income (Numerator)	Common Shares[1] (Denominator)	Per Share	Net Income (Numerator)	Common Shares[1] (Denominator)	Per Share
Basic earnings per share	$11,506	5,889,687	$1.95	$16,622	6,008,607	$2.77
Dilutive shares for restricted stock awards:		91			-
Diluted earnings per share	$11,506	5,889,778	$1.95	$16,622	6,008,607	$2.77

(1)	Weighted average outstanding

RSA grants are disregarded in the computation of diluted earnings per share if they are determined to be anti-dilutive. There were no anti-dilutive RSAs for the three or nine month periods ended September 30, 2023.

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

Cautionary Statement Regarding Forward-Looking Statements

We make forward-looking statements in this Form 10-Q that are subject to significant risks and uncertainties.  These forward-looking statements include statements regarding our profitability, liquidity, allowance for credit losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals, and are based upon management’s views and assumptions as of the date of this report.  The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements.

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

●	unanticipated increases in the level of unemployment in the Company’s market,
●	the quality or composition of the loan and/or investment portfolios,
●	the sufficiency of the Company’s allowance for credit losses,
●	demand for loan products,
●	deposit flows, including impact on liquidity
●	competition,
●	demand for financial services in the Company’s market,
●	the real estate market conditions in the Company’s market,
●	laws, regulations and policies impacting financial institutions,
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

●	the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues, and other catastrophic events,
●	the Company's ability to identify, attract, and retain experienced management, relationship managers, and support personnel, particularly in a competitive labor environment,
●	performance by the Company’s counterparties or vendors,
●	applicable accounting principles, policies and guidelines, and
●	the impact of public health events, including the adverse impact on our business and operations and on our customers.

These risks and uncertainties should be considered in evaluating the forward-looking statements contained in this report. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report. This discussion and analysis should be read in conjunction with the description of our “Risk Factors” in Item 1A of the most recently filed Form 10-K.

Overview

NBI is a financial holding company that was organized in 1986 under the laws of Virginia and is registered under the Bank Holding Company Act of 1956. NBI common stock is listed on the Nasdaq Capital Market and is traded under the symbol “NKSH.”

NBI has two wholly-owned subsidiaries; the National Bank of Blacksburg and National Bankshares Financial Services, Inc. NBB is a community bank and does business as National Bank from 24 office locations and three loan production offices. NBB is the source of nearly all of the Company’s revenue. NBFS does business as National Bankshares Investment Services and National Bankshares Insurance Services. Income from NBFS is not significant at this time, nor is it expected to be so in the near future.

The Company is pleased to announce plans for a new branch in Roanoke, Virginia, expected to open in 2024. The full service branch will expand our already successful loan production office and enhance our service in the Roanoke Valley.

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

Further, the Company has a program to identify, mitigate and manage its cybersecurity risks.  The program includes penetration testing and vulnerability assessment, technological defenses such as antivirus software, patch management, firewall management, email and web protections, an intrusion prevention system, a cybersecurity insurance policy which covers some but not all losses arising from cybersecurity breaches, as well as ongoing employee training.  The cost of these measures was $64 for the three months ended September 30, 2023 and $95 for the three months ended September 30, 2022. For the nine months ended September 30, 2023 and September 30, 2022, the expense was $192 and $282 respectively. These costs are included in various categories of noninterest expense.

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

Adjusted Return on Average Assets and Adjusted Return on Average Equity

The adjusted return on average assets and adjusted return on average equity are measures of profitability, calculated by annualizing net income and dividing by average year-to-date assets or equity, respectively. Larger nonrecurring income or expenses are not annualized, in order to reduce distortion within the ratios. The tables below present the reconciliation of adjusted annualized net income, which is not a measurement under GAAP, for the three and nine month periods ended September 30, 2023 and 2022.

	Three Months Ended September 30,
	2023	2022
Annualized Net Income
Net income (GAAP)	$3,074	$6,162
Less: items deemed by management to be non-recurring:
Provision recovery, net of tax of $84 for the period ended September 30, 2023	(317)	-
Total non-recurring items	(317)	-
Adjusted net income	$2,757	$6,162
Adjusted net income, annualized	$10,938	$24,447
Add: total non-recurring items	317	-
Annualized net income for ratio calculation (non-GAAP)	$11,255	$24,447
Return on average assets (GAAP)	0.77%	1.41%
Adjusted return on average assets (non-GAAP)	0.71%	1.41%
Return on average equity (GAAP)	9.63%	17.61%
Adjusted return on average equity (non-GAAP)	8.89%	17.61%

	Nine Months Ended September 30,
	2023	2022
Annualized Net Income
Net income (GAAP)	$11,506	$16,622
Less: items deemed by management to be non-recurring:
Partnership income net of tax of ($44) and ($77) for the periods ended September 30, 2023 and 2022, respectively (1)	(164)	(290)
Loss on sale of securities, net of tax of $700	2,632	-
Provision recovery, net of tax of $82	(307)	-
Proxy contest-related expense, net of tax of $161 (2)	607	-
Gain on sale of investment, net of tax of ($624)	(2,347)	-
Gain on BOLI settlement (3)	(1,037)	-
Total non-recurring items	(616)	(290)
Adjusted net income	$10,890	$16,332
Adjusted net income, annualized	$14,560	$21,836
Add: total non-recurring items	616	290
Annualized net income for ratio calculation (non-GAAP)	$15,176	$22,126
Return on average assets (GAAP)	0.95%	1.29%
Adjusted return on average assets (non-GAAP)	0.94%	1.29%
Return on average equity (GAAP)	12.13%	14.11%
Adjusted return on average equity (non-GAAP)	11.97%	14.04%

(1)	Partnership income is included in other income in the Consolidated Statements of Income.
(2)	Proxy contest-related expense is included in professional services in the Consolidated Statements of Income.
(3)	Gain on BOLI investment is included in BOLI income in the Consolidated Statements of Income.

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

	Three Months Ended September 30,
	2023	2022
Net Interest Income, FTE
Total interest income (GAAP)	$14,679	$13,155
FTE adjustment	229	232
Total interest income (non-GAAP)	14,908	13,387
Total interest expense (GAAP)	6,039	753
Net interest income, FTE (non-GAAP)	$8,869	$12,634
Average balance of interest-earning assets	$1,581,042	$1,697,254
Net interest margin	2.23%	2.95%

	Nine Months Ended September 30,		Twelve Months Ended
	2023	2022	December 31, 2022
Net Interest Income, FTE
Total interest income (GAAP)	$43,320	$36,127	$50,109
FTE adjustment	648	689	919
Total interest income (non-GAAP)	43,968	36,816	51,028
Total interest expense (GAAP)	14,517	2,055	3,083
Net interest income, FTE (non-GAAP)	$29,451	$34,761	$47,945
Average balance of interest-earning assets	$1,605,202	$1,665,680	$1,667,191
Net interest margin	2.45%	2.79%	2.88%

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

	Three Months Ended September 30,
	2023	2022
Noninterest expense (GAAP)	$7,465	$6,736
Total Income for Efficiency Ratio
Noninterest income (GAAP)	2,115	2,140
Net interest income, FTE (non-GAAP)	8,869	12,634
Total income for efficiency ratio (non-GAAP)	$10,984	$14,774
Efficiency ratio	67.96%	45.59%

	Nine Months Ended September 30,		Twelve Months Ended
	2023	2022	December 31, 2022
Noninterest Expense for Efficiency Ratio
Noninterest expense (GAAP)	$22,686	$19,660	$26,958
Less: proxy contest-related expense	(768)	-	-
Noninterest expense for efficiency ratio (non-GAAP)	$21,918	$19,660	$26,958
Total Income for Efficiency Ratio
Noninterest income (GAAP)	$7,105	$6,543	$12,401
Less: Loss on sale of securities	3,332	-	-
Less: Gain on sale of investment	(2,971)	-	(3,823)
Less: Gain on BOLI settlement	(1,037)	-	-
Noninterest income (non-GAAP)	6,429	6,543	8,578
Net interest income, FTE (non-GAAP)	29,451	34,761	47,945
Total income for efficiency ratio (non-GAAP)	$35,880	$41,304	$56,523
Efficiency ratio	61.09%	47.60%	47.69%

Performance Summary

The following tables presents the Company’s key performance indicators for the three and nine month periods ended September 30, 2023 and September 30, 2022 and the year ended December 31, 2022.

	Three Months Ended September 30,
	2023	2022
Net Income	$3,074	$6,162
Return on average assets	0.77%	1.41%
Adjusted return on average assets (1)	0.71%	1.41%
Return on average equity	9.63%	17.61%
Adjusted return on average equity (1) (2)	8.89%	17.61%
Basic diluted earnings per share (2)	$0.52	$1.03
Fully diluted earnings per share (2) (4)	$0.52	$1.03
Net interest margin (1)	2.23%	2.95%
Efficiency ratio (1)	67.96%	45.59%

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	Twelve Months Ended December 31, 2022
Net Income	$11,506	$16,622	25,932
Return on average assets	0.95%	1.29%	1.52%
Adjusted return on average assets (1)	0.94%	1.29%	1.52%
Return on average equity	12.13%	14.11%	17.81%
Adjusted return on average equity (1) (3)	11.97%	14.04%	17.81%
Basic earnings per share (3)	$1.95	$2.77	$4.33
Fully diluted earnings per share (3) (4)	$1.95	$2.77	$4.33
Net interest margin (1)	2.45%	2.79%	2.88%
Efficiency ratio (1)	61.09%	47.60%	47.69%

(1)	See “Non-GAAP Financial Measures” above.
(2)	During the three months ended September 30, 2022, the Company repurchased 23,500 shares under its publicly announced stock repurchase plan. The repurchase reduced stockholders equity by $795.
(3)	During the nine months ended September 30, 2022, the Company repurchased 106,662 shares under its publicly announced stock repurchase plan. The repurchase reduced stockholders equity by $3,724.
(4)	During the second quarter of 2023, the Company granted 2,052 of restricted stock awards with a one year vesting period.

Net income for the three and nine month periods ended September 30, 2023 decreased when compared with the three and nine month periods ended September 30, 2022. Results for 2023 reflected the impact of the Federal Reserve’s interest rate increases as well as key noninterest income and expense items that are discussed below. Results for the year ended December 31, 2022 included pre-tax income of $3,823 from the sale of a private equity investment.

Net Interest Income

The following tables show interest‑earning assets and interest‑bearing liabilities, the interest earned or paid, the average yield or rate on the daily average balance outstanding, net interest income and net yield on average interest‑earning assets for the periods indicated.

	Three Months Ended September 30,
	2023			2022
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans (1)(2)(4)(5)	$843,546	$9,924	4.67%	$849,929	$8,900	4.15%
Taxable securities (6)(7)	640,578	4,084	2.53%	683,490	3,425	1.99%
Nontaxable securities (1)(6)	64,415	461	2.84%	74,670	556	2.95%
Interest-bearing deposits	32,503	439	5.36%	89,165	506	2.25%
Total interest-earning assets	$1,581,042	$14,908	3.74%	$1,697,254	$13,387	3.13%
Interest-bearing liabilities:
Interest-bearing demand deposits	$799,772	$4,358	2.16%	$936,368	$686	0.29%
Savings deposits	192,702	226	0.47%	217,637	36	0.07%
Time deposits	163,476	1,452	3.52%	78,198	31	0.16%
Borrowings	207	3	5.75%	-	-	-
Total interest-bearing liabilities	$1,156,157	$6,039	2.07%	$1,232,203	$753	0.24%
Net interest income and interest rate spread		$8,869	1.67%		$12,634	2.89%
Net yield on average interest‑earning assets			2.23%			2.95%

	Nine Months Ended September 30,
	2023			2022
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans (1)(3)(4)(5)	$850,543	$29,068	4.57%	$829,133	$25,484	4.11%
Taxable securities (6)(7)	657,575	12,268	2.49%	662,824	8,847	1.78%
Nontaxable securities (1)(6)	65,649	1,425	2.90%	75,806	1,728	3.05%
Interest-bearing deposits	31,435	1,207	5.13%	97,917	757	1.03%
Total interest-earning assets	$1,605,202	$43,968	3.66%	$1,665,680	$36,816	2.96%
Interest-bearing liabilities:
Interest-bearing demand deposits	$834,575	$10,846	1.74%	$911,926	$1,839	0.27%
Savings deposits	200,170	506	0.34%	216,691	111	0.07%
Time deposits	131,398	2,865	2.92%	79,981	105	0.18%
Borrowings	8,287	300	4.84%	-	-	-
Total interest-bearing liabilities	$1,174,430	$14,517	1.65%	$1,208,598	$2,055	0.23%
Net interest income and interest rate spread		$29,451	2.01%		$34,761	2.73%
Net yield on average interest‑earning assets			2.45%			2.79%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 21%.
(2)	Included in interest income are loan fees of $56 and $82 for the three months ended September 30, 2023 and 2022, respectively.
(3)	Included interest income are loan fees of $162 and $195 for the nine months ended September 30, 2023 and 2022, respectively.
(4)	Nonaccrual loans are included in average balances for yield computations.
(5)	Includes loans held for sale.
(6)	Daily averages are shown at amortized cost.
(7)	Includes restricted stock.

The 525 basis point increase in the Federal Reserve’s benchmark interest rate between March 2022 and July 2023 expanded the yield on earning assets when the three months and nine month periods ended September 30, 2023 and September 30, 202 are compared. Many of the Company’s loans are adjustable with repricing dates in the future. If rates remain at the current level or increase, repricing will continue to contribute to improved interest income.

The rapidity and magnitude of the Federal Reserve’s rate increases stimulated competition for deposits that resulted in higher cost of funds and compressed net interest margin when results for 2023 are compared with 2022. The Company continuously monitors its deposit base and funding costs. Further information on the Company’s funds management and deposit strategy is discussed under the Deposits section below.

Noninterest Income

	Three Months Ended September 30,
	2023	2022	Percent Change
Service charges on deposits	$642	$661	(2.87)%
Other service charges and fees	151	51	196.08%
Credit and debit card fees, net	395	448	(11.83)%
Trust income	505	492	2.64%
BOLI income	253	239	5.86%
Gain on sale of mortgage loans	22	40	(45.00)%
Other income	147	209	(29.67)%
Total noninterest income	$2,115	$2,140	(1.17)%

	Nine Months Ended September 30,
	2023	2022	Percent Change
Service charges on deposits	$1,871	$1,826	2.46%
Other service charges and fees	253	157	61.15%
Credit and debit card fees, net	1,276	1,423	(10.33)%
Trust income	1,431	1,374	4.15%
BOLI income	1,771	718	146.66%
Gain on sale of mortgage loans	93	136	(31.62)%
Gain on sale of investment	2,971	-	100.00%
Other income	771	909	(15.18)%
Loss on sale of securities	(3,332)	-	(100.00)%
Total noninterest income	$7,105	$6,543	8.59%

Noninterest income decreased slightly when the three months ended September 30, 2023 are compared with the three months ended September 30, 2022, but increased when the nine month periods are compared. Information on key drivers follows.

Service charges on deposits include fees for non-sufficient funds and overdrafts. During the third quarter of 2023, the Company modified its policy to exempt from charge small overdrafts on deposit accounts, and small items that overdraw deposit accounts. The policy change is intended to address recent industry-wide regulatory comments and build goodwill with the Company’s deposit base.

The increase from 2022 in other service charges and fees reflected a loan transaction-related fee recorded during the three months ended September 30, 2023. Lower volume in both credit and debit card activity and in mortgage origination decreased the related income, when results for 2023 are compared with those of 2022.

During the second quarter of 2023, the Company recognized a gain on the sale of its VISA Class B securities, as well as a gain of $1,037 included in BOLI income above from the settlement of a policy. The Company also recorded a loss on the sale of securities during the second quarter. The sale of securities is discussed in more detail under the Securities section below.

Noninterest Expense

	Three Months Ended September 30,
	2023	2022	Percent Change
Salaries and employee benefits	$4,462	$4,144	7.67%
Occupancy, furniture and fixtures	547	476	14.92%
Data processing and ATM	978	774	26.36%
FDIC assessment	190	114	66.67%
Net costs of other real estate owned	14	68	(79.41)%
Franchise taxes	339	375	(9.60)%
Professional services	251	254	(1.18)%
Other operating expenses	684	531	28.81%
Total noninterest expense	$7,465	$6,736	10.82%

	Nine Months Ended September 30,
	2023	2022	Percent Change
Salaries and employee benefits	$13,361	$12,133	10.12%
Occupancy, furniture and fixtures	1,500	1,432	4.75%
Data processing and ATM	2,730	2,354	15.97%
FDIC assessment	561	336	66.96%
Net costs of other real estate owned	29	78	(62.82)%
Franchise taxes	1,072	1,108	(3.25)%
Professional services	1,555	693	124.39%
Other operating expenses	1,878	1,526	23.07%
Total noninterest expense	$22,686	$19,660	15.39%

Noninterest expense increased when the three and nine months ended September 30, 2023 are compared with the same periods of 2022. Information on key drivers follows.

The Company increased its base compensation during 2022 in order to attract and retain talent, which is reflected in 2023 salaries and employee benefits expense. Occupancy, furniture and fixtures expense includes annual increases to lease expense based upon inflation measures and also higher depreciation and utilities expense. Data processing and ATM expense reflects support for new products and investment in new technology. FDIC insurance expense increased due to an increase in the FDIC’s general assessment rate from 2022 to 2023. Professional services include legal and other expenses for the Company’s response to a threatened proxy contest from an activist shareholder during 2023, which amounted to $768 for the nine months ended September 30, 2023. The Company does not anticipate any further material expense for this matter. Pension non-service cost, which is included in other operating expense, increased $87 and $261, respectively, when three and nine month periods ended September 30, 2023 and September 30, 2022 are compared. The expense is determined by actuarial calculations.

Income Tax

The Company’s effective tax rate was 16.72% and 18.43% for the three month periods ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, the Company’s effective tax rate was 15.47% and 17.95%, respectively. The Company’s effective tax rate is lower than the statutory rate of 21% due to investments in tax-advantaged loans and securities, and in 2023, the gain from settlement of a BOLI policy.

Asset Quality

Key indicators of the Company’s asset quality are presented in the following table.

	September 30, 2023	September 30, 2022	December 31, 2022
Nonaccrual loans	$2,981	$2,888	$2,847
Loans past due 90 days or more, and still accruing	31	48	8
Other real estate owned	662	907	662
ACLL to loans net of unearned income and deferred fees and costs	1.20%	0.96%	0.96%
Net charge-off ratio	0.00%	0.03%	0.02%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.43%	0.44%	0.41%
Ratio of ACLL to nonperforming loans	341.53%	284.18%	288.90%

The Company adopted the CECL model on January 1, 2023, resulting in an increase to the Allowance for Credit Losses for Loans (“ACLL”) of $2,342, from $8,225 at December 31, 2022. For information on the Company’s policies on the ACLL, please refer to Note 1: General of this Form 10-Q. For information on the Company’s application of previous GAAP in determining the allowance for loan losses, please refer to the Company’s 2022 Form 10-K, Note 1: Summary of Significant Accounting Policies.

The Company’s risk analysis under the CECL model at September 30, 2023 determined an ACLL of $10,181, or 1.20% of loans net of unearned income and deferred fees and costs. This compares with an allowance of $8,225 as of December 31, 2022, or 0.96% of loans. The allowance for loan losses at September 30, 2022 was $8,207 or 0.96% of loans. To determine the appropriate level of the ACLL, the Company considers credit risk for individually evaluated loans and for groups of loans evaluated collectively.

Individually Evaluated Loans

Individually evaluated loans were $10,658 as of September 30, 2023, an increase from $3,032 as of December 31, 2022. The increase was due to a change in the way that the Company identifies individually evaluated loans under CECL. Please refer to Note 1: General for information on the Company’s identification of individually evaluated loans. As of September 30, 2023, one individually evaluated loan was collateral dependent but was adequately collateralized and did not result in an individual allocation. The remaining individually evaluated loans were measured using the DCF method, resulting in an allocation of $875.

Collectively Evaluated Loans

Collectively evaluated loans totaled $838,759, with an ACLL of $9,306 as of September 30, 2023. At December 31, 2022, collectively evaluated loans totaled $850,161, with an allowance of $8,225.

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

Reasonable and Supportable Forecast

To estimate cash flows, the Company adjusted its historical loss information with a forecast of the national unemployment rate. The forecast applied at September 30, 2023 projects that unemployment will rise over the next 12 months, which increases the loss estimate. The Company determined that 12 months represents a reasonable and supportable forecast period as of September 30, 2023, and set a period of 12 months to revert to historical losses on a straight-line basis.

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

Residential vacancy rates and housing inventory impact the Company’s residential construction customers and the consumer real estate market. Higher levels increase credit risk. The residential vacancy rate available at September 30, 2023 improved from the data incorporated into the December 31, 2022 calculation, resulting in a lower allocation. Housing data available as of September 30, 2023 showed higher inventory than at December 31, 2022, resulting in a higher allocation.

Qualitative Factors: Asset Quality Indicators

Accruing past due loans are analyzed at the class level and compared with previous levels. Increases in past due loans indicate heightened credit risk. Accruing loans past due 30-89 days were 0.14% of total loans at September 30, 2023, a decrease from 0.16% at December 31, 2022.

Qualitative Factors: Other Considerations

The Company considers other factors that impact credit risk, including the interest rate environment, the competitive, legal and regulatory environments, changes in lending policies and loan review, changes in lending management, and high risk loans.

The interest rate environment impacts variable rate loans. The Federal Reserve’s aggressive interest rate increases beginning in March 2022 have increased payments on certain adjustable rate loans, which may increase credit risk. The Company allocates additional reserve each time the Federal Reserve increases rates. After the rate increase has been in effect for one year, the allocation may be removed under the assumption that the impact of the change has become integrated to the portfolio. For the calculation as of September 30, 2023, the Company removed allocations for interest rate increases that occurred between March and September 2022.

The competitive, legal and regulatory environments were evaluated for changes that would affect credit risk. Higher competition for loans increases credit risk, while lower competition decreases credit risk. Competition remained at similar levels to those at December 31, 2022. The legal and regulatory environments also remain in a similar posture to December 31, 2022.

Lending policies, loan review procedures and management’s experience influence credit risk. Except for the adoption of CECL, policies and procedures remain similar to those at December 31, 2022. The Company added an allocation for the retirement of a long term credit administration manager.

Levels of high risk loans are considered in the determination of the level of the ACLL. A decrease in the level of high risk loans within a class decreases the required allocation for the loan class, and an increase in the level of high risk loans within a class increases the required allocation for the loan class. Total high risk loans increased from the level at December 31, 2022, resulting in an increased allocation.

Unallocated Surplus

The unallocated surplus as of September 30, 2023 is $485, or 5.00% in excess of the calculated requirement. The unallocated surplus at December 31, 2022 was $179, or 2.23% in excess of the calculated requirement. The surplus provides some mitigation of current economic uncertainty that may impact credit risk.

Conclusion

The calculation of the appropriate level for the ACLL incorporates analysis of multiple factors and requires management’s prudent and informed judgment. The Company augmented the calculated requirement with an unallocated surplus. Based on analysis of historical indicators, asset quality and economic factors, management believes the level of ACLL is reasonable for the credit risk in the loan portfolio as of September 30, 2023.

(Recovery of) Provision for Credit Losses

The calculation of the ACLL resulted in a recovery of previously recognized provision of $401 for the three month period ended September 30, 2023, compared with a provision of $252 for the three month period ended September 30, 2022. The recovery for the nine month period ended September 30, 2023 was $389, compared with provision of $696 for the nine months ended September 30, 2022. The recovery in 2023 reflected reversal of allocations for interest rate increases taken in 2022, forecast projections for lower unemployment than that forecasted at December 31, 2022, a slight decrease in total loans, and changes in factors detailed in “Asset Quality” above.

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

The Company reviews modifications to determine whether the borrower is experiencing financial difficulty, including indicators of default, bankruptcy, going concern, insufficient projected cash flows and inability to obtain financing from other sources. If a modification is made to a borrower experiencing financial difficulty, the loan’s risk rating is downgraded to special mention or classified, resulting in individual evaluation for the ACL. During the nine months ended September 30, 2023, the Company modified one loan totaling $6,396 for a borrower who was experiencing financial difficulty. The loan was individually evaluated for the ACLL as of September 30, 2023.

Modifications for Borrowers Who Were Not Experiencing Financial Difficulty

During the three and nine month periods ended September 30, 2023 and 2022, the Company modified loans in the normal course of business for borrowers who were not experiencing financial difficulty. During the three months ended September 30, 2023, the Company modified 186 loans totaling $23,054. During the nine months ended September 30, 2023, the Company modified 581 loans totaling $65,089. During the three months ended September 30, 2022, the Company provided 187 modifications to loans totaling $27,389. For the nine months ended September 30, 2022, the Company provided 652 modifications to loans totaling $101,347.

Other Real Estate Owned

As of September 30, 2023, OREO of $662 is comprised of one construction property. One loan secured by real estate of $7 was in process of foreclosure, which may increase OREO in future quarters. It is not possible to accurately predict the future total of OREO because property sold at foreclosure may be acquired by third parties and OREO properties are regularly marketed and sold. The Company continues to monitor risk levels within the loan portfolio. If the Company’s market experiences an economic downturn, real estate values could decline and foreclosure activity could increase. A decline in value may result in loss recognition for OREO, while an increase in foreclosures may increase the number of OREO properties.

Key Assets and Liabilities

NBI’s key assets and liabilities and their change from December 31, 2022 are shown in the following table.

	September 30, 2023	December 31, 2022	Percent Change
Interest-bearing deposits	$40,353	$59,026	(31.64)%
Securities available for sale, at fair value	591,552	656,852	(9.94)%
Loans, net	838,794	844,519	(0.68)%
Total assets	1,591,902	1,677,551	(5.11)%
Deposits	1,465,000	1,542,725	(5.04)%

Average Balances

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	September 30, 2023	December 31, 2022	Percent Change
Interest-bearing deposits	$31,435	$88,963	(64.67)%
Securities available for sale, at fair value	627,908	683,183	(8.09)%
Loans, net	839,764	825,110	1.78%
Total assets	1,614,757	1,705,614	(5.33)%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$302,568	$338,269	(10.55)%
Interest-bearing demand deposits	834,575	910,989	(8.39)%
Savings deposits	200,170	216,414	(7.51)%
Time deposits	131,398	77,686	69.14%
Stockholders’ equity	126,792	145,641	(12.94)%

Increased competition resulted in decreased customer deposits and reduced the funds available for the Company to invest in interest bearing deposits. Changes in securities, loans, deposits and stockholders’ equity are discussed below.

Securities

	September 30, 2023	December 31, 2022	Percent Change
Amortized cost	$702,083	$759,917	(7.61)%
Unrealized loss	(110,531)	(103,065)	(7.24)%
Securities available for sale, at fair value	$591,552	$656,852	(9.94)%

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

Loans

	September 30, 2023	December 31, 2022	Percent Change
Real estate construction	$64,181	$54,579	17.59%
Consumer real estate	226,671	221,052	2.54%
Commercial real estate	424,765	437,888	(3.00)%
Commercial non real estate	42,940	57,652	(25.52)%
Public sector and IDA	51,591	48,074	7.32%
Consumer non real estate	39,269	33,948	15.67%
Less: unearned income and deferred fees and costs	(442)	(449)	(1.56)%
Loans, net of unearned income and deferred fees and costs	$848,975	$852,744	(0.44)%

Loans decreased slightly from December 31, 2022, as higher interest rates decreased demand. The Company is positioned to continue to make every loan that meets its underwriting standards.

Deposits

	September 30, 2023	December 31, 2022	Percent Change
Noninterest-bearing demand deposits	$303,166	$327,713	(7.49)%
Interest-bearing demand deposits	789,148	933,269	(15.44)%
Saving deposits	184,801	214,114	(13.69)%
Time deposits	187,885	67,629	177.82%
Total deposits	$1,465,000	$1,542,725	(5.04)%

Competition for deposits began impacting the Company during the latter part of 2022 and has continued during 2023. The Company implemented competitive pricing on CDs, raised offering rates on other deposits and negotiated with depositors to strengthen the deposit base, at costs well below the cost of borrowing.

The Company’s depositors within its market area are diverse, including individuals, businesses and municipalities. The Company does not have any brokered deposits. Depositors are insured up to the FDIC maximum of $250 thousand. Municipal deposits, which account for approximately 24% of the Company’s deposits, have additional security from bonds pledged as collateral, in accordance with state regulation. Of the Company’s non-municipal deposits, approximately 20% are uninsured.

Capital Resources

	September 30, 2023	December 31, 2022	Percent Change
Common stock and additional paid in capital	$7,383	$7,362	0.29%
Retained earnings	198,394	199,091	(0.35)%
Accumulated other comprehensive loss	(89,664)	(83,766)	(7.04)%
Total stockholders’ equity	$116,113	$122,687	(5.36)%

The decrease in stockholders’ equity reflects an increase in the unrealized loss on securities available for sale, the adoption of CECL at January 1, 2023, payment of a special one-time cash dividend and the Company’s normal semi-annual dividend, partially offset by net income for the nine months ended September 30, 2023.

The Company’s stockholders approved a new equity compensation plan at the annual meeting held in May 2023. Under the plan, part of the June 2023 semi-annual retainer for non-employee directors was paid in a restricted stock grant. The equity compensation plan aims to align decision making with long-term value creation for the Company’s shareholders.

The Company qualifies as a small bank holding company under the Federal Reserve’s Small Bank Holding Company Policy Statement, which exempts bank holding companies with less than $3 billion in assets from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements. NBB is subject to various capital requirements administered by banking agencies, including an additional capital conservation buffer in order to make capital distributions or discretionary bonus payments. Risk-based capital ratios are calculated in compliance with OCC rules based on the Basel III Capital Rules. The Bank’s ratios are well above the required minimums as of September 30, 2023. Risk based capital ratios for NBB are shown in the following tables.

	NBB	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservation Buffer
Common Equity Tier I Capital Ratio	17.83%	4.50%	7.00%
Tier I Capital Ratio	17.83%	6.00%	8.50%
Total Capital Ratio	18.79%	8.00%	10.50%
Leverage Ratio	11.71%	4.00%	4.00%

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse liquidity sources, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and FHLB advances. Periodically during 2023, the Company accessed FHLB borrowings to reinforce liquidity. The advances were fully repaid, due to the success of the Company’s deposit strategy. As of September 30, 2023, the Company did not have purchased deposits, discount window borrowings or short-term borrowings.

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

Regulatory capital levels determine the Company’s ability to use purchased deposits and the Federal Reserve discount window. As of September 30, 2023, the Company is considered well capitalized and does not have any restrictions on purchased deposits or borrowing ability at the Federal Reserve discount window.

As of September 30, 2023, the Company had $301,515 of borrowing capacity from the FHLB and an unsecured federal funds line of credit with an unaffiliated bank of $10,000, with no amounts advanced against those lines. Additionally, the Company had $176,210 of unused capacity at the Federal Reserve Bank discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. As of September 30, 2023, the Company’s liquidity is sufficient to meet projected trends.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. As of September 30, 2023, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s internally-set target range. As of September 30, 2023, the loan to deposit ratio was 57.95%. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

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

The Company sells mortgages on the secondary market. Our agreement with the purchaser provides for strict underwriting and documentation requirements. Violation of the representations and warranties of the agreement would entitle the purchaser to recourse provisions. The Company has determined that its risk in this area is not significant because of a low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of September 30, 2023. To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit. There were no material changes in off-balance sheet arrangements during the nine months ended September 30, 2023.

Contractual Obligations

The Company had no finance lease or purchase obligations and no long-term debt at September 30, 2023.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.   Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2023 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
+101

The following materials from National Bankshares, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2023 are formatted in iXBRL (Inline Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets at September 30, 2023 and December 31, 2022; (ii) Consolidated Statements of Income for the three and nine month periods ended September 30, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2023 and 2022; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine month periods ended September 30, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2023 and 2022; and (vi) Notes to Consolidated Financial Statements.

Filed herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

Date: November 8, 2023	/s/ F. Brad Denardo
By: F. Brad Denardo Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2023	/s/ Lora M. Jones
By: Lora M. Jones Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)