Form 10-K
period 2023-12-31
NATIONAL BANKSHARES INC
filed 2024-03-19
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2023

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

The aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant on June 30, 2023 (the last business day of the most recently completed second fiscal quarter) was approximately $171,979,867. As of March 18, 2024, the registrant had 5,893,782 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document is incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which incorporated
National Bankshares, Inc. Proxy Statement for the 2024 Annual Meeting of Stockholders	Part III

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

Headquartered in Blacksburg, Virginia, NBB is community-oriented and offers a full range of retail and commercial banking services to individuals, businesses, non-profits and local governments. Twenty-four banking locations are located throughout southwest Virginia, and three loan production offices are located in Roanoke, Charlottesville, and Staunton, Virginia. Construction on a branch in Roanoke, Virginia is underway, with a planned completion date during the fourth quarter of 2024. NBB offers telephone, mobile and internet banking and it operates 22 automated teller machines (“ATMs”) in its service area.

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

As of December 31, 2023, NBB had total assets of $1,652,052 and total deposits of $1,515,589. NBB’s net income for 2023 was $16,821, which produced a return on average assets of 1.04% and a return on average equity of 14.60%. Refer to Note 11 of Notes to Consolidated Financial Statements for NBB’s risk-based capital ratios.

National Bankshares Financial Services, Inc.

In 2001, National Bankshares Financial Services, Inc. was formed in Virginia as a wholly-owned subsidiary of NBI. NBFS offers non-deposit investment products and insurance products for sale to the public. NBFS works cooperatively with Osaic, Inc. to provide investments and with Bankers Insurance, LLC for insurance products. NBFS does not significantly contribute to NBI’s net income.

Proposed Acquisition of Frontier Community Bank

On January 23, 2024, the Company, the Bank and Frontier Community Bank, a Virginia chartered commercial bank headquartered in Waynesboro, Virginia (“Frontier”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Frontier will merge with and into the Bank (the “Merger”). Under the terms of the Merger Agreement, upon completion of the proposed Merger, each outstanding share of Frontier’s common stock will be exchanged, at the election of each Frontier shareholder for either (i) $14.48 in cash, or (ii) 0.4250 shares of the Company’s common stock, plus cash in lieu of any fractional shares, provided that 90% of Frontier’s common stock will be exchanged for the Company’s common stock and 10% of Frontier’s common stock will be exchanged for cash. If Frontier shareholders elect stock in excess of the 90% limit, then the stock elections will be prorated and converted to cash elections to the extent necessary to reduce the stock elections to the 90% limit; provided, however, that the Company has the right to increase the limit so that greater than 90% of Frontier’s common stock will be exchanged for the Company’s common stock and the remaining percentage of Frontier’s common stock will be exchanged for cash. Completion of the transaction remains subject to certain conditions, including approval of the transaction by appropriate federal and state banking regulatory agencies and approval of the transaction by the shareholders of Frontier. The Company expects to complete the Merger in the second quarter of 2024.

Operating Revenue

The following table displays components that contributed 15% or more of the Company’s total operating revenue for the years indicated.

	Percentage of Total Operating Revenue
	For the Year Ended December 31,
Revenue Component	2023	2022
Interest and Fees on Loans	57.08%	54.80%
Interest on Investments	26.29%	23.20%
Noninterest Income	13.72%	19.84%

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

Organization and Employment

NBI, NBB and NBFS are organized in a holding company/subsidiary structure. As of December 31, 2023, NBB had 222 full time equivalent employees and NBFS had 3 full time equivalent employees. NBB performs services and charges commensurate fees to NBI and NBFS.

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

The Sarbanes-Oxley Act. The Sarbanes-Oxley Act (“SOX”) protects investors by improving the accuracy and reliability of corporate disclosures. It impacts all companies with securities registered under the Securities Exchange Act of 1934 (the “Exchange Act”), including NBI. SOX creates increased responsibility for chief executive officers and chief financial officers with respect to the content of filings with the Securities and Exchange Commission (the “SEC”). Section 404 of SOX and related SEC rules focused increased scrutiny by internal and external auditors on NBI’s systems of internal controls over financial reporting, which is designed to ensure that those internal controls are effective in both design and operation. SOX sets out enhanced requirements for audit committees, including independence and expertise, and it includes stronger requirements for auditor independence and limits the types of non-audit services that auditors can provide. Finally, SOX contains additional and increased civil and criminal penalties for violations of securities laws.

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

On October 24, 2023, the federal bank regulatory agencies issued a final rule to modernize their respective CRA regulations. The revised rules substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026 and revised data reporting requirements taking effect January 1, 2027. Among other things, the revised rules evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, apply a metrics-based benchmarking approach to assessment, and clarify eligible CRA activities. The final rules are likely to make it more challenging and/or costly for the Bank to receive a rating of at least “satisfactory” on its CRA evaluation.

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

In October 2023, the CFPB proposed a new rule that would require a provider of payment accounts or products, such as the Bank, to make certain data available to consumers upon request regarding the products or services they obtain from the provider. The proposed rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products and services. For banks with over $850 million and less than $50 billion in total assets, such as the Bank, compliance would be required approximately two and one-half years after adoption of the final rule.

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

Regulatory Capital Ratios	Minimum Ratio	Minimum Ratio With Capital Conservation Buffer
Total Capital to Risk Weighted Assets	8.00%	10.50%
Tier 1 Capital to Risk Weighted Assets	6.00%	8.50%
Common Equity Tier 1 Capital to Risk Weighted Assets	4.50%	7.00%
Tier 1 Capital to Average Assets (Leverage Ratio)	4.00%	4.00%

Risk-weighted assets are assets on the balance sheet as well as certain off-balance sheet items, such as standby letters of credit, to which weights between 0% and 1250% are applied, according to the risk of the asset type. Common Equity Tier 1 Capital (“CET1”) is capital according to the balance sheet, adjusted for goodwill and intangible assets and other prescribed adjustments. At NBB’s election, CET1 is also adjusted to exclude accumulated other comprehensive loss. Tier 1 Capital is CET1 adjusted for additional capital deductions. Total Capital is Tier 1 Capital increased for the allowance for credit losses and adjusted for other items. The Leverage Ratio is the ratio of Tier 1 Capital to total average assets, less goodwill and intangibles and certain deferred tax assets. As of December 31, 2023, NBB’s capital ratios exceeded the above minimum ratios including the capital conservation buffer.

NBB is also subject to the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as amended, which incorporates a CET1 ratio and increases certain other capital ratios. To be classified as well capitalized under the regulations, NBB must have the following minimum capital ratios: (i) a CET1 ratio of at least 6.5%; (ii) a Tier 1 Capital to Risk Weighted Assets ratio of at least 8.0%; (iii) a Total Capital to Risk Weighted Assets ratio of at least 10.0%; and (iv) a Leverage Ratio of at least 5.0%. NBB exceeded the thresholds to be considered well capitalized as of December 31, 2023.

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

Section 956 of the Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities that encourage inappropriate risk-taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. The federal banking agencies issued such proposed rules in March 2011 and issued a revised proposed rule in June 2016 implementing the requirements and prohibitions set forth in Section 956. The revised proposed rule would apply to all banks, among other institutions, with at least $1 billion in average total consolidated assets for which it would go beyond the existing Interagency Guidance on Sound Incentive Compensation Policies to (i) prohibit certain types and features of incentive-based compensation arrangements for senior executive officers, (ii) require incentive-based compensation arrangements to adhere to certain basic principles to avoid a presumption of encouraging inappropriate risk, (iii) require appropriate board or committee oversight, (iv) establish minimum recordkeeping, and (v) mandate disclosures to the appropriate federal banking agency.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. As of December 31, 2023, the Company had not been made aware of any instances of non-compliance with the final guidance.

The Nasdaq Stock Market, LLC, the exchange on which our common stock is listed, enacted a listing rule that became effective in 2023 requiring that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The Company has adopted a clawback policy compliant with such rule, a copy of which is attached as Exhibit 97.1 to this Form 10-K.

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

In July 2023, the SEC issued a final rule to enhance and standardize disclosures regarding cybersecurity risk management, strategy, governance, and incident reporting by public companies that are subject to the reporting requirements of the Exchange Act. Specifically, the final rule requires current reporting about material cybersecurity incidents, periodic disclosures about a registrant’s policies and procedures to identify and manage cybersecurity risk, management’s role in implementing cybersecurity policies and procedures, and the board of directors’ cybersecurity expertise, if any, and its oversight of cybersecurity risk. See Item 1C. Cybersecurity of this Form 10-K for a discussion of the Company’s cybersecurity risk management, strategy and governance.

The Company’s systems and those of its customers and third-party service providers are under constant threat. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by the Company and its customers. Please see Item 1C, Cybersecurity, in this Form 10-K for a discussion of the Company’s cybersecurity risk management strategy and governance.

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

Company Website

NBI maintains a website at www.nationalbankshares.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available on its website as soon as is practical after the material is electronically filed with the SEC. The Company’s proxy materials for the 2024 annual meeting of stockholders are also posted on a separate website at www.investorvote.com/NKSH. Access through the Company’s websites to the Company’s filings is free of charge. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy, and information statements, and other information the Company files electronically with the SEC.

Executive Officers of the Company

The following is a list of names and ages of all executive officers of the Company; their terms of office as officers; the positions and offices within the Company held by each officer; and each person’s principal occupation or employment during the past five years.

Name	Age	Offices and Positions Held	Year Elected an Officer
F. Brad Denardo	71	National Bankshares, Inc.: Chairman, President and Chief Executive Officer (“CEO”), May 2019 to Present; President and CEO, September 2017 – May 2019; Executive Vice President, April 2008 – August 2017. The National Bank of Blacksburg: Chairman, September 2017 to Present; President and CEO, July 2014 to Present; Executive Vice President/Chief Operating Officer, October 2002 – July 2014. National Bankshares Financial Services, Inc.: Chairman, President and CEO of National Bankshares Financial Services, Inc., September 2017 to Present; Treasurer, June 2011 to Present.	1989
David K. Skeens	57	The National Bank of Blacksburg: Senior Vice President/Senior Operations, Risk and Technology Officer, May 2022 to present; Senior Vice President/Operations and Risk Management and CFO, January 2009 – May 2022; Senior Vice President/Operations and Risk Management, February 2008 – January 2009; Vice President/Operations and Risk Management, April 2004 – February 2008. National Bankshares, Inc.: Treasurer and Chief Financial Officer (“CFO”), January 2009 to May 2022.	2009
Lara E. Ramsey	55	National Bankshares, Inc.: Corporate Secretary, June 2016 to Present. The National Bank of Blacksburg: Executive Vice President and Chief Operating Officer, May 2022 to present; Senior Vice President/Administration, January 2018 – May 2022. National Bankshares, Inc.: Senior Vice President/Administration, June 2011 – December 2017. National Bankshares, Inc.: Vice President/Human Resources, January 2001 – June 2011.	2016
Paul M. Mylum	57	The National Bank of Blacksburg: Executive Vice President/Chief Lending Officer, November 2019 to Present. The National Bank of Blacksburg: Senior Vice President/Chief Lending Officer, August 2016 – November 2019. The National Bank of Blacksburg: Senior Vice President/Loans, August 2012 – August 2016.	2012
Lora M. Jones	46	National Bankshares, Inc.: Treasurer and Chief Financial Officer (“CFO”), May 2022 to Present. The National Bank of Blacksburg: Senior Vice President/CFO and Cashier, May 2022 to Present; Vice President/Controller, May 2014 – May 2022; Corporate Analysis Officer June 2011 – May 2014.	2011
Bobby D. Sanders, II	44	The National Bank of Blacksburg: Senior Vice President/Chief Credit Officer, March 2022 to Present.	2022

Item 1A. Risk Factors

An investment in the Company’s common stock involves certain risks, including those described below. In addition to the other information set forth in this Form 10-K, investors in the Company’s securities should carefully consider the factors discussed below. These factors, either alone or taken together, could materially and adversely affect the Company’s business, financial condition, liquidity, results of operations, capital position, and prospects. One or more of these could cause the Company’s actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report, in which case the trading price of the Company’s securities could decline.

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

The allowance for credit losses may not be adequate to cover actual losses.

In accordance with generally accepted accounting principles in the United States (“GAAP”), the Company maintains an allowance for credit losses on loans (“ACLL”). The ACLL may not be adequate to cover actual credit losses, and future provisions for credit losses could materially and adversely affect operating results.  The ACLL is based on available relevant information about the collectability of cash flows, including historical losses, reasonable and supportable forecasts of economic conditions, and current economic and portfolio conditions. The amount of future losses is susceptible to changes in economic, operating, and other outside forces and conditions, including changes in interest rates, all of which are beyond the Company’s control; and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the Company’s loans and ACLL. The Company also outsources independent loan review. While management believes that the ACLL is adequate to cover current estimated losses, it cannot make assurances that it will not further increase the ACLL or that regulators will not require it to increase this allowance. Either occurrence could adversely affect earnings.

The ACLL requires management to make significant estimates that affect the consolidated financial statements. Due to the inherent nature of these estimates, management cannot provide assurance that it will not significantly increase the ACLL, which could materially and adversely affect earnings.

A decline in the condition of the local real estate market could negatively affect our business.

The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, residential mortgages, home equity loans and lines of credit, consumer and other loans. Many of these loans are secured by real estate (both residential and commercial). As of December 31, 2023, 83.5% of all loans were secured by mortgages on real property. Substantially all of the Company’s real property collateral is located in its market area. If there is a decline in real estate values, especially in the Company’s market area, the collateral for loans would deteriorate and provide significantly less security to the Company. In the event the Company forecloses on a loan that is collateralized with property having reduced market value, the Company may suffer a recovery loss.

The Bank has a moderate concentration of credit exposure in commercial real estate, and loans with this type of collateral are viewed as having more risk of default.

As of December 31, 2023, the Bank had approximately $419,130 in loans secured by commercial real estate, representing approximately 48.9% of total loans outstanding at that date. The real estate consists primarily of multi-family housing, non-owner-operated properties and other commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the rental of the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because the Bank’s loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in the percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on the Company’s financial condition.

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

The direction and speed of interest rate changes affects our net interest margin and net interest income. In the short term, rising interest rates may negatively affect our net interest income if our interest-bearing liabilities (generally deposits) reprice sooner than our interest-earning assets (generally loans). Falling interest rates may negatively affect our net interest income if our interest-earning assets reprice sooner than our interest-bearing liabilities.

LIQUIDITY RISK

Liquidity could be impaired by an inability to access the capital markets or an unforeseen outflow of cash.

         Liquidity is essential to the Company’s business. Access to funding sources in amounts adequate to finance the Company’s activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could reduce the Company’s access to liquidity sources include a downturn in the economy, difficult credit markets or the liquidity needs of our depositors. A substantial majority of the Company’s liabilities are demand, savings, interest checking and money market deposits, which are payable on demand or upon several days’ notice, while a substantial portion of our assets are loans, which cannot be called or sold in the same time frame. The Company may not be able to replace maturing deposits and advances as necessary in the future, especially if a large number of our depositors sought to withdraw their accounts, regardless of the reason. The Company’s access to deposits may be negatively impacted by, among other factors, changes in interest rates which could promote increased competition for deposits, including from new financial technology competitors, or provide customers with alternative investment options. Additionally, negative news about the Company or the banking industry in general could negatively impact market and/or customer perceptions of the Company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, as many regional banking organizations experienced in 2023, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance coverage, move deposits to banks deemed “too big to fail” or remove deposits from the banking system entirely. As of December 31, 2023, approximately 44.34% of the Company’s deposits were uninsured. Uninsured deposits include municipal deposits, which have additional security from bonds pledged as collateral, in accordance with state regulation. Of the Company’s non-municipal deposits, approximately 20% are uninsured. We rely on deposits for liquidity. A failure to maintain adequate liquidity could have a material adverse effect on the Company’s business, financial condition and results of operations.

Unrealized losses in the Company’s securities portfolio could affect liquidity.

As market interest rates have increased, the Company has experienced significant unrealized losses on our available for sale securities portfolio. Unrealized losses related to available for sale securities are reflected in accumulated other comprehensive loss in the Company’s consolidated balance sheets and reduce the level of our book capital and tangible common equity. However, such unrealized losses do not affect the Company’s regulatory capital ratios. The Company actively monitors the available for sale securities portfolio and we do not currently anticipate the need to realize material losses from the sale of securities for liquidity purposes. Furthermore, the Company believes it is unlikely that we would be required to sell any such securities before recovery of their amortized cost bases, which may be at maturity. Nonetheless, the Company’s access to liquidity sources could be affected by unrealized losses if securities must be sold at a loss; tangible capital ratios continue to decline from an increase in unrealized losses or realized credit losses; the Federal Home Loan Bank of Atlanta or other funding sources reduce capacity; or bank regulators impose restrictions on us that impact the level of interest rates we may pay on deposits or our ability to access brokered deposits. Additionally, significant unrealized losses could negatively impact market and/or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits.

Recent negative developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system.

The closures of Silicon Valley Bank and Signature Bank in March 2023, and First Republic Bank in May 2023, and concerns about similar future events, have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks. More recently, concerns about commercial real estate concentrations at regional and community banks have exacerbated this volatility. These market developments have negatively impacted customer confidence in the safety and soundness of regional banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While federal bank regulators took action to ensure that depositors of the failed banks had access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly. Furthermore, there is no guarantee that regional bank failures or bank runs similar to the ones that occurred in 2023 will not occur in the future and, if they were to occur, they may have a material and adverse impact on customer and investor confidence in regional banks negatively impacting the Company’s liquidity, capital, results of operations and stock price.

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

In the ordinary course of business, the Company collects and stores sensitive data, including proprietary business information and personally identifiable information of its customers and employees, in systems and on networks. The secure processing, maintenance and use of this information is critical to the Company’s operations and business strategy. The Company has invested in industry-accepted technologies, and annually reviews its processes and practices that are designed to protect its networks, computers and data from damage or unauthorized access. Despite these security measures, a cyber breach of any kind could compromise systems and the information stored there could be accessed, damaged or disclosed. The occurrence of any failure, interruption or security breach of our communications and information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability.

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

The Company has invested in insurance related to cybersecurity. Insurance policies are necessary to protect the Company from major losses but may be written in such a way as to limit the protection from certain risks, including cyber risks. If the insurance carrier denies coverage of losses, the Company may litigate. Because of policy technicalities, litigation may not result in a favorable outcome for the Company and litigation will result in additional legal expense.

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

The authorities who promulgate accounting standards, including the Financial Accounting Standards Board (“FASB”), SEC, and other regulatory authorities, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes are difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of consolidated financial statements for prior periods. Such changes could also require the Company to incur additional personnel or technology costs. Notably, guidance issued in June 2016 required a change in the calculation of credit reserves from using an incurred loss model to using the current expected credit losses model (“CECL”), effective January 1, 2023. To implement the standard, the Company incurred costs related to documentation, technology, training and increased audit expenses to validate the model. Adoption increased our credit reserves and reduced capital. Post adoption, the ACLL may experience increased volatility associated with change in forecasts that will impact profit and loss and various financial metrics. Please refer to Note 1 of Notes to Consolidated Financial Statements for further information on CECL.

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

The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. Federal and state legislatures and regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. The federal banking agencies, including the OCC, have emphasized that climate-related risks are faced by banking organizations of all types and sizes and are in the process of enhancing supervisory expectations regarding banks’ risk management practices. In December 2021, the OCC published proposed principles for climate risk management by banking organizations with more than $100 billion in assets. The OCC also has appointed its first ever Climate Change Risk Officer and established an internal climate risk implementation committee in order to assist with these initiatives and to support the agency’s efforts to enhance its supervision of climate change risk management. Similar and even more expansive initiatives are expected, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change.  In addition, on March 6, 2024, the SEC adopted rules to enhance and standardize climate-related disclosures by public companies so that there is more consistent, comparable, and reliable information about the financial effects of climate-related risks on a public company’s operations and how it manages those risks. To the extent that these initiatives lead to the promulgation of new regulations or supervisory guidance applicable to the Company, the Company would likely experience increased compliance costs and other compliance-related risks.

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

RISKS RELATED TO THE PROPOSED ACQUISITION OF FRONTIER

The Company may not be able to successfully integrate the operations of Frontier into the Bank, which integration may be more difficult, costly or time-consuming than expected.

The success of the merger and future operating performance of the Company and the Bank will depend, in part, on the Company’s ability to realize the anticipated benefits and cost savings from combining the business of Frontier into the business of the Bank. The success of the merger will, in turn, depend on a number of factors, including the Company’s ability to (i) integrate the operations and branches of Frontier and the Bank, (ii) retain the deposits and customers of Frontier and the Bank, (iii) control the incremental increase in noninterest expense arising from the merger in a manner that enables the combined bank to improve its overall operating efficiencies, and (iv) retain and integrate the appropriate personnel of Frontier into the operations of the Bank, and reduce overlapping bank personnel. The integration of Frontier and the Bank following the merger will require the dedication of the time and resources of the banks’ management teams and may temporarily distract managements’ attention from the day-to-day business of the banks. If the Company is unable to successfully integrate Frontier into the Bank, the anticipated benefits and cost savings of the merger, including expected operating efficiencies and eliminating redundant costs, may not be realized fully, or at all, or may take longer to realize than expected.

The Company and Frontier will incur significant transaction and merger-related integration costs in connection with the merger.

The Company and Frontier expect to incur significant costs associated with completing the merger and integrating the operations of the two companies. The Company and Frontier are continuing to assess the impact of these costs. Although the Company and Frontier believe that the elimination of duplicate costs, as well as the realization of other efficiencies related to the integration of the businesses, will offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the merger.

Before the merger may be completed, various approvals must be obtained from bank regulatory authorities, including the OCC and the Virginia Bureau of Financial Institutions. These regulators may impose conditions on the granting of such approvals or request changes to the terms of the merger. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying completion of the merger or of imposing additional costs or limitations on the Company following the merger. If the necessary governmental approvals contain such conditions or changes, the business, financial condition and results of operations of the Company following the merger may be materially adversely affected. Furthermore, such conditions or changes may constitute, result in or be reasonably expected to result in a burdensome condition that may allow the Company and the Bank to refuse to complete the merger.

A significant delay in the completion of the merger could have a material adverse effect on the Company and Frontier as a combined company.

The merger agreement is subject to a number of conditions that must be fulfilled in order to complete the merger. Those conditions include, among others: (i) approval of the merger agreement by the Frontier shareholders, (ii) receipt of all required approvals from bank regulatory authorities and expiration of all applicable waiting periods, (iii) absence of any order, decree or injunction enjoining or prohibiting the completion of the merger, and (iv) effectiveness of the registration statement of which this proxy statement/prospectus is a part. If these conditions to the completion of the merger are not fulfilled when expected and, as a result, the completion of the merger is delayed, the diversion of management attention from pursuing other opportunities, the interruptions to each company’s ongoing business during the pendency of the merger, the incurrence of additional merger-related expenses, and other market and economic factors could have a material adverse effect on the combined company’s business, financial condition and results of operations.

The merger may distract management of the Company and Frontier from their other responsibilities.

The merger could cause the respective management teams of the Company and Frontier to focus their time and energies on matters related to the transaction that otherwise would be directed to their respective businesses and operations. Any such distraction on the part of either company’s management could affect its ability to service existing business and develop new business and adversely affect the business and earnings of the Company or Frontier before the merger, or the business and earnings of the Company after the merger.

If the number of shares of Frontier common stock for which appraisal rights are perfected exceeds 10% of the outstanding shares of Frontier common stock, the Company and Frontier may not be able to complete the merger and may incur significant additional costs.

Shareholders of Frontier are entitled to assert dissenters’ appraisal rights provided by the National Bank Act. If the merger is completed, a shareholder of Frontier who has complied with applicable requirements under the National Bank Act may require the Company to pay, instead of the merger consideration, the fair value of such shareholder’s dissenting shares of Frontier common stock in cash. Such fair value would be determined pursuant to the process provided by the National Bank Act. The merger agreement contains a closing condition that can only be waived by the Company that the aggregate number of shares of Frontier common stock for which appraisal rights have been perfected under the National Bank Act shall not represent more than 10% of the outstanding shares of Frontier common stock. The Company cannot predict the number of shares of Frontier common stock that will constitute dissenting shares in the merger, the additional amount of cash that the Company may be required to pay following the merger with respect to dissenting shares, or the expenses that the Company and Frontier may incur in connection with addressing any assertion of dissenters’ appraisal rights. If the number of dissenting shares exceeds the percentage described above, or if the Company or Frontier incurs additional costs in connection with any assertion of dissenters’ appraisal rights, it could prevent the merger from being completed or have a material adverse effect on the Company or Frontier.

Litigation against the Company or Frontier, or the members of the respective Boards of Directors of the Company or Frontier, could prevent or delay the completion of the merger.

Purported shareholder plaintiffs may assert legal claims related to the merger. The results of any such potential legal proceeding would be difficult to predict and such legal proceedings could delay or prevent the merger from being completed in a timely manner. The existence of litigation related to the merger could affect the likelihood of obtaining the required approval from Frontier’s shareholders. Moreover, any litigation could be time consuming and expensive, and could divert attention of the Company’s and Frontier’s respective management teams away from their companies’ regular business. Any lawsuit adversely resolved against the Company, Frontier or members of the respective Boards of Directors of the Company or Frontier, could have a material adverse effect on each party’s business, financial condition and results of operations.

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

Widespread health emergencies, such as the current COVID-19 pandemic, can disrupt our operations through their impact on our employees, customers and their businesses, and the communities in which we operate. Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, negatively impact regional economic conditions, result in a decline in local loan demand, loan originations and deposit availability and negatively impact the implementation of our growth strategy. Any one or more of these developments could have a material adverse effect on our business, financial condition and results.

Item 1B. Unresolved Staff Comments

There are no unresolved staff comments.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

The Company recognizes the risks posed by cybersecurity threats, including the risk of harm to our customers, our financial condition and results of operations, and our reputation. Following a layered defense-in-depth strategy, the Company utilizes a variety of controls and both internal and third-party resources to assess and manage identified risks. The following components of our information security program address cybersecurity risk management, and have been integrated into the Company’s overall risk management systems and processes:

●

Cybersecurity risks are identified and prioritized for resource allocation using two annual risk assessments: an internal risk assessment utilizing the Federal Financial Institutions Examination Council’s (“FFIEC”) Cybersecurity Assessment Tool, and a formal risk assessment prepared in conjunction with an external consultant.

●

A comprehensive set of security technologies constantly monitor our information systems and data, including endpoint detection and response services, intrusion detection and prevention, various filtering technologies, and event correlation technologies that alert management to potential cybersecurity threats.

●

Skilled internal personnel manage and update cyber defense functions including engineering, configuration, data protection, identity and access management, security operations, and threat intelligence.

●	Training programs continuously educate employees about cybersecurity risks and protection practices.
●	Periodic social engineering testing assists management in identifying training needs.
●	An incident response plan outlines the Company’s response to a cybersecurity incident. Periodic testing of the plan ensures readiness and identifies refinements.
●	Reputable third-party assessors are engaged to conduct various assessments on a regular basis.

Supporting the Company’s information security program is a third-party risk management program that manages the life cycle of external service providers and ensures that vendors meet the Company’s cybersecurity requirements. This includes a periodic risk assessment of vendors and the review of vendor assessment documentation including audit reports and other independent control assessments.

The Company’s cybersecurity risk management and strategy are regularly reviewed and updated to support our business strategy and objectives, our overall risk management, and address evolving potential cybersecurity threats.

Material Effects of Cybersecurity Threats

Cybersecurity risks have the potential to materially affect the Company’s business, financial condition and results of operation. The Company strengthened its cybersecurity framework in response to cyber attacks in 2016 and 2017 and does not believe that risks from cyber security threats or attacks have materially affected the Company since 2017. However, the sophistication of emerging cyber threats and the utilization of new attack methods continues to evolve. The Company’s cybersecurity risk management and strategy may not protect against all cyber incidents. For more information on how cybersecurity risk may materially affect the Company’s business strategy, results of operations or financial condition, please refer to Item 1A, Risk Factors of this Form 10-K.

Governance

Board of Directors Oversight

The Company’s Board of Directors is charged with overseeing the establishment and execution of the Company’s enterprise risk management framework, including cybersecurity risk, and monitoring adherence to related policies required by applicable statutes, regulations and principles of safety and soundness. The Company’s Information Security Officer (“ISO”) provides the Board Risk Committee with regular updates on information security risk management and an annual comprehensive information security status report, which assesses the effectiveness of the program and updates the Risk Committee on developing trends and emerging threats.

Management’s Role

The Company’s ISO, supported by skilled internal personnel, is responsible for identifying, assessing and managing cybersecurity risks and designing, implementing and maintaining the Company’s information security program. The ISO has many years of experience and holds multiple certifications appropriate to the role. The ISO reports to the Senior Vice President/Sr. Operations, Risk & Technology Officer and the Board of Directors. Management’s enterprise risk management committee receives regular updates from the ISO on cybersecurity related risks, including trends and emerging threats.

Item 2. Properties

NBB owns and has a branch bank in NBI’s headquarters building located at 101 Hubbard Street, Blacksburg, Virginia. NBB’s main office is at 100 South Main Street, Blacksburg, Virginia. NBB owns an additional eighteen branch offices and a private office location for support functions and it leases four branch locations and three loan production offices. As of December 31, 2023, there were no mortgages or liens against any properties. We believe that existing facilities are adequate for current needs and to meet anticipated growth. A list of all branch and ATM locations is available on our website at www.nbbank.com. Information contained on our website is not part of this report. For additional information, please see Note 6 and Note 19 of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings

NBI, NBB, and NBFS are not currently involved in any material pending legal proceedings. There are no legal proceedings against the Company related to cybersecurity.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information and Dividends

NBI’s common stock is traded on the Nasdaq Capital Market under the symbol “NKSH.” As of December 31, 2023, there were 544 record stockholders of NBI common stock.

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

In May 2023, NBI’s Board of Directors approved the repurchase of up to 250,000 shares of the Company’s common stock. The authorization extends from June 1, 2023 to May 31, 2024. During 2023, the Company did not repurchase any shares. The Company’s share repurchase program does not obligate it to acquire any specific number of shares or any shares at all. During 2022, the Company repurchased 174,250 shares under prior repurchase authorizations.

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

These forward-looking statements are based upon or are affected by factors that could cause our actual results to differ materially from historical results or from any results expressed or implied by such forward-looking statements. These factors include, but are not limited to, effects of or changes in:

●	interest rates,
●	the ability to maintain adequate liquidity by retaining deposit customers and secondary funding sources, especially if the Company’s or banking industry’s reputation becomes damaged,
●

the adequacy of the level of the Company’s allowance for credit losses, the amount of credit loss provisions required in future periods, and the failure of assumptions underlying the allowance for credit losses,

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

●	the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues, and other catastrophic events,
●	the Company's ability to identify, attract, and retain experienced management, relationship managers, and support personnel, particularly in a competitive labor environment,
●	performance by the Company’s counterparties or vendors,
●	applicable accounting principles, policies and guidelines, and
●	risks associated with mergers, acquisitions, and other expansion activities.

On January 23, 2024, the Company and the Bank entered into the Merger Agreement with Frontier, pursuant to which the Company will acquire Frontier in the Merger. In addition to the factors described above, the Company’s operations, performance, business strategy and results may be affected by the following factors:

●	the businesses of the Company and Frontier may not be integrated successfully after the Merger or such integration may be more difficult, time-consuming or costly than expected;
●	the cost savings and synergies contemplated by the Merger may not be fully realized or realized within the expected timeframe;
●	revenues following the Merger may be lower than expected;
●	customer and employee relationships and business operations may be disrupted by the Merger; and
●	the ability to obtain required regulatory and shareholder approvals and meet other closing conditions to the Merger; and
●	the ability to complete the Merger on the expected timeframe may be more difficult, time-consuming or costly than expected.

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

Non-GAAP Financial Measures

This report refers to certain financial measures that are computed under a basis other than GAAP (“non-GAAP”). The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company’s operational performance and to enhance investors’ overall understanding of such financial performance. The methodology for determining these non-GAAP measures may differ among companies. Non-GAAP measures are supplemental and not a substitute for, or more important than, financial measures prepared in accordance with GAAP. Details on non-GAAP measures follow.

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

	Year Ended December 31,
Net Interest Income, FTE	2023	2022
Interest income (GAAP)	$58,833	$50,109
Add: FTE adjustment	890	919
Interest income, FTE (non-GAAP)	59,723	51,028
Interest expense (GAAP)	21,550	3,083
Net interest income, FTE (non-GAAP)	$38,173	$47,945
Average balance of interest-earning assets	$1,606,667	$1,667,191
Net interest margin	2.38%	2.88%

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

	Year Ended December 31,
Noninterest Expense for Efficiency Ratio	2023	2022
Noninterest expense (GAAP)	$29,228	$26,958
Less: proxy contest-related expense	(786)	-
Noninterest expense for efficiency ratio (non-GAAP)	$28,442	$26,958
Total Income for Efficiency Ratio
Noninterest income (GAAP)	$9,359	$12,401
Less: Loss on sale of securities	3,332	-
Less: Gain on sale of investment(1)	(3,203)	(3,823)
Less: BOLI settlement	(1,044)	-
Noninterest income (non-GAAP)	8,444	8,578
Net interest income, FTE (non-GAAP)	38,173	47,945
Total income for efficiency ratio (non-GAAP)	$46,617	$56,523
Efficiency ratio	61.01%	47.69%

(1)

Amount presented for 2022 reflects the gain on sale of a private equity investment. In 2023, amount reflects $232 recognized upon receipt of a contract contingency payment associated with the 2022 sale of a private equity investment and $2,971 gain on the sale of the Company’s VISA Class B shares.

Performance Summary

Key to understanding the Company’s results of operations and financial position is the impact of changes in the interest rate environment. Between March 2022 and July 2023, the Federal Reserve increased interest rates 525 basis points. The rapidity and magnitude of the change was unprecedented and spurred intense competitive pressure for deposits, affected the fair value of the Company’s securities, and dampened loan demand. While these challenges are ongoing, the Company’s response successfully addressed deposit levels, while developing strategies for future growth.

Also affecting the Company’s results of operations were significant one-time noninterest income and expense items. During 2023, the Company paid a special one-time dividend of $1 per common share, in addition to its usual bi-annual dividends. The dividend rewarded stockholders for the Company’s positive performance during 2022, which included a one-time pre-tax gain of $3,823 on the sale of a private equity investment. Related to the 2022 gain on the sale of a private equity investment, the Company recorded in 2023 pre-tax income of $232 upon receipt of a contract contingency payment. Also in 2023, the Company sold its VISA Class B shares and recognized a pre-tax gain of $2,971, and strategically sold securities, recording a pre-tax loss of $3,332. The Company recognized tax-free income of $1,044 for the settlement of a bank owned life insurance policy (“BOLI”) policy in 2023, and incurred expense in 2023 of $786 to respond to a threatened proxy contest from an activist investor.

Summary information on results of operations, changes in key balances and asset quality is presented below. Expanded discussion is provided in subsequent sections.

Summary Results of Operations

The following tables present summary income, expenses and key performance indicators for the years indicated. Key performance indicators provide a summary of the Company’s results and allow comparison with results from prior years.

	Year Ended December 31,
Summary Income and Expenses	2023	2022
Interest income	$58,833	$50,109
Interest expense	21,550	3,083
Net interest income	37,283	47,026
(Recovery of) provision for credit losses	(1,261)	706
Net interest income after (recovery of) provision for credit losses	38,544	46,320
Noninterest income	9,359	12,401
Noninterest expense	29,228	26,958
Income before income taxes	18,675	31,763
Income tax expense	2,984	5,831
Net income	$15,691	$25,932

	Year Ended December 31,
Key Performance Indicators	2023	2022
Return on average assets	0.97%	1.52%
Return on average equity(1)(2)	12.59%	17.81%
Basic and fully diluted net earnings per common share	$2.66	$4.33
Net interest margin (3)	2.38%	2.88%
Efficiency ratio (4)	61.01%	47.69%

(1)

During the year ended December 31, 2022, the Company repurchased 174,250 shares under its publicly announced stock repurchase plan. The repurchased shares reduced shareholder equity by $6,338 during 2022.

(2)	Average unrealized losses on securities reduced average stockholders’ equity by $76,827 for 2023 and $48,109 for 2022.
(3)	The net interest margin is a non-GAAP financial measure. Please see “Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to GAAP.
(4)	The efficiency ratio is a non-GAAP financial measure. Please see “Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to GAAP.

Net income for the year ended December 31, 2023 decreased when compared with the year ended December 31, 2022. In response to competitive pressure for deposits, the Company increased its offering rates, giving rise to substantially higher interest expense in 2023 when compared with 2022. Results for 2023 and 2022 also reflected key noninterest income and expense items. Details are discussed in under “Income Statement” below.

Summary Change in Key Balances

Key balances are presented in the following table as of the dates indicated:

	December 31,		Change
	2023	2022	Dollars	Percent
Loans, net of unearned income and deferred fees and costs, and the ACLL	$847,552	$844,519	$3,033	0.36%
Securities available for sale	618,601	656,852	(38,251)	(5.82)%
Deposits	1,503,972	1,542,725	(38,753)	(2.51)%
Total assets	1,655,370	1,677,551	(22,181)	(1.32)%
Stockholders’ equity	140,522	122,687	17,835	14.54%

Loans, net of unearned income and deferred fees and costs and the ACLL, grew slightly when December 31, 2023 is compared with December 31, 2022. The Company is positioned to continue to make every loan that meets its underwriting standards.

Securities available for sale are reported at fair value, which moves inversely to interest rate changes. The Federal Reserve’s interest rate increases during 2022 and 2023 reduced the fair value of the Company’s securities portfolio, though the percentage of unrealized loss improved when December 31, 2023 is compared with December 31, 2022. The portfolio decreased during 2023 due to sales and maturities. Further detail is provided in the “Balance Sheet” section below.

Customer deposits decreased when December 31, 2023 is compared with December 31, 2022, as competition pressured deposits. The Company continues to closely monitor deposits and evaluate its pricing and retention strategy.

Total assets decreased from December 31, 2022 to December 31, 2023, primarily due to the decrease in the securities portfolio. Stockholders’ equity increased from December 31, 2022 to December 31, 2023 due to improvements in accumulated other comprehensive loss related to the market value of securities.

Summary Asset Quality

Key indicators of the Company’s asset quality are presented in the following table as of the dates indicated:

	December 31,
	2023	2022
Nonaccrual loans	$2,629	$2,847
Loans past due 90 days or more and accruing	188	8
Other real estate owned	-	662
ACLL as a percentage of loans, net of unearned income and deferred fees and costs	1.06%	0.96%
Net charge-off ratio, net of unearned income and deferred fees and costs	0.02%	0.02%

The Company monitors asset quality indicators in managing credit risk and in determining the ACLL and provision for credit losses. When December 31, 2023 is compared with December 31, 2022, nonaccrual loans and other real estate owned (“OREO”) improved, the net charge-off ratio remained the same, and accruing loans past due 90 days or more increased.

The Company believes that sufficient resources have been dedicated to resolving problem assets, and exposure to loss is somewhat mitigated by sufficient collateralization. More information about nonaccrual and past due loans is provided in Note 1 and Note 5 of Notes to Consolidated Financial Statements. The Company continues to carefully monitor risk levels within the loan portfolio.

Income Statement

The following provides information on the results of operations for the years ended December 31, 2023 and December 31, 2022.

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

The net interest margin for the year ended December 31, 2023 decreased when compared with the year ended December 31, 2022. Federal Reserve rate increases during 2022 and 2023 improved yields on interest-bearing deposits in correspondent banks, on adjustable-rate mortgage backed securities, and on loans originated or repriced since the Federal Reserve started to increase rates. In response to high levels of competition during 2023, the Company increased deposit rates, resulting in a higher cost of funds and compressed net interest margin for the year ended December 31, 2023, compared with the year ended December 31, 2022.

The frequency and/or magnitude of future changes in market interest are difficult to predict and may have a greater short-term impact on net interest income than adjustments by management. Please refer to the section titled “Analysis of Changes In Interest Income and Interest Expense” for further information related to rate and volume changes.

Analysis of Net Interest Earnings

The following table shows the major categories of interest‑earning assets and interest‑bearing liabilities, the interest earned or paid, the average yield or rate on the daily average balance outstanding, net interest income and net yield on average interest‑earning assets for the years indicated.

	December 31, 2023			December 31, 2022
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans (1)(2)(3)(4)	$851,221	$39,320	4.62%	$833,226	$34,579	4.15%
Taxable securities, at amortized cost(5)	652,477	16,536	2.53%	669,515	12,788	1.91%
Nontaxable securities, at amortized cost (2)	65,309	1,885	2.89%	75,487	2,308	3.06%
Interest-bearing deposits	37,660	1,982	5.26%	88,963	1,353	1.52%
Total interest-earning assets	$1,606,667	$59,723	3.72%	$1,667,191	$51,028	3.06%
Interest-bearing liabilities:
Interest-bearing demand deposits	$826,112	$15,515	1.88%	$910,989	$2,794	0.31%
Savings deposits	195,592	746	0.38%	216,414	148	0.07%
Time deposits	150,395	4,989	3.32%	77,686	141	0.18%
Borrowings	6,198	300	4.84%	-	-	-
Total interest-bearing liabilities	$1,178,297	$21,550	1.83%	$1,205,089	$3,083	0.26%
Net interest income(2) and interest rate spread		$38,173	1.89%		$47,945	2.80%
Net yield on average interest‑earning assets			2.38%			2.88%

(1)	Loans are net of unearned income and deferred fees and costs. Loans include loans held in portfolio and loans held for sale.
(2)	Interest on nontaxable loans and securities is computed on an FTE basis using a Federal income tax rate of 21%.
(3)	Net loan fees included in interest income in 2023 were $214. Net loan fees included in interest income in 2022 were $230.
(4)	Nonaccrual loans are included in average balances for yield computations.
(5)	Includes restricted stock.

The following table reconciles net interest income on an FTE basis to net interest income on a GAAP basis for the years indicated.

	December 31,
	2023	2022
Net interest income, GAAP	$37,283	$47,026
FTE adjustment	890	919
Net interest income, FTE	$38,173	$47,945

Analysis of Changes in Interest Income and Interest Expense

The following table sets forth a summary of the changes in interest income and interest expense resulting from changes in average asset and liability balances (volume) and changes in average interest rates (rate), when the year ended December 31, 2023 is compared with the year ended December 31, 2022, and the year ended December 31, 2022 is compared with the year ended December 31, 2021.

	2023 Over 2022			2022 Over 2021
	Increase (Decrease) Due to Changes in:			Increase (Decrease) Due to Changes in:
	Rates(2)	Volume(2)	Net Dollar Change	Rates(2)	Volume(2)	Net Dollar Change
Interest income: (1)
Loans	$3,981	$760	$4,741	$(2,631)	$1,969	$(662)
Taxable securities	4,081	(333)	3,748	2,340	2,488	4,828
Nontaxable securities	(124)	(299)	(423)	(126)	(143)	(269)
Interest-bearing deposits	1,773	(1,144)	629	1,257	(74)	1,183
Interest income on interest-earning assets	$9,711	$(1,016)	$8,695	$840	$4,240	$5,080
Interest expense:
Interest-bearing demand deposits	$13,005	$(284)	$12,721	$(175)	$312	$137
Savings deposits	613	(15)	598	(47)	21	(26)
Time deposits	4,599	249	4,848	(102)	(24)	(126)
Short-term borrowings	-	300	300	-	-	-
Interest expense on interest-bearing liabilities	$18,217	$250	$18,467	$(324)	$309	$(15)
Net interest income	$(8,506)	$(1,266)	$(9,772)	$1,164	$3,931	$5,095

(1)	FTE basis using a Federal income tax rate of 21%.
(2)

Variances caused by the change in rate multiplied by the change in volume have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each.

2023 over 2022

The rising rate environment increased total interest income and, to a greater extent, total interest expense when 2023 is compared with 2022. A portion of the Company’s taxable securities portfolio is subject to monthly repricing, while many of the Company’s loans are adjustable with repricing dates in the future. Increases to interest income from rates were partially offset by lower volume of securities from sales and maturities, and lower volume of interest-bearing deposits due to lower customer deposits. Special offering rates on time deposits attracted deposits from existing non-time deposit products and from outside competitors.

2022 over 2021

The Federal Reserve’s interest rate increases in 2022 benefitted adjustable taxable securities but did not result in increased interest income on other interest earning assets, when the year ended December 31, 2022 is compared with the year ended December 31, 2021. Rate-related income on loans fell when the year ended December 31, 2022 is compared with the year ended December 31, 2021 due to PPP fees received during 2021. Interest rate increases did not meaningfully impact deposit competition or pricing during 2022. Higher deposit volume was mitigated by lower deposit offering rates, when the years ended December 31, 2022 and 2021 are compared.

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

Rate Shift (basis points)	Change in Projected Net Interest Income as of December 31,
	2023	2022
300	-10.6%	-10.7%
200	-6.8%	-7.0%
100	-3.2%	-3.4%
(-)100	8.4%	1.3%
(-)200	15.7%	0.6%
(-)300	22.1%	-1.78%

Results of the net interest income simulation indicate that the Company is liability sensitive as of December 31, 2023 and December 31, 2022. The simulation process requires certain estimates and assumptions including, but not limited to, asset growth, the mix of assets and liabilities, the interest rate environment and local and national economic conditions. Asset growth and the mix of assets can, to a degree, be influenced by management. Other areas, such as the interest rate environment and economic factors, cannot be controlled. In addition, competitive pressures can make it difficult to price deposits and loans in a manner that optimally minimizes interest rate risk. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes; changes in market conditions and customer behavior; and changes in management strategies.

While the asset/liability management program is designed to protect the Company over the long term, it does not provide near-term protection from interest rate shocks, as interest rate sensitive assets and liabilities do not by their nature move up or down in tandem in response to changes in the overall rate environment. The Company’s profitability in the near-term may be temporarily negatively affected in a period of rapidly rising or rapidly falling rates, because it takes some time for the Company’s portfolio to reflect changes to offering rates in response to a new interest rate environment.

(Recovery of) Provision for Credit Losses

The calculation of the ACLL resulted in a recovery of previously recognized provision of $1,278 on funded loans and a provision of $17 for unfunded loan balances, for a net recovery of $1,261 for the year ended December 31, 2023. For the year ended December 31, 2022, the Company recorded a provision of $706. The recovery in 2023 reflects an improvement in factors and economic conditions detailed in “Balance Sheet – Loans – Allowance for Credit Losses” below. The provision in 2022 was the result of loan portfolio growth. More information about the ACLL is provided in Notes 1 and 5 of Notes to Consolidated Financial Statements.

Noninterest Income

The following table presents the Company’s noninterest income for the years indicated.

	Year Ended December 31,		Change
	2023	2022	Dollar	Percent
Service charges on deposits	$2,518	$2,425	$93	3.84%
Other service charges and fees	297	214	83	38.79%
Credit and debit card fees, net	1,678	1,916	(238)	(12.42)%
Trust income	1,901	1,817	84	4.62%
Gain on sale of mortgage loans	107	157	(50)	(31.85)%
BOLI income	2,026	958	1,068	111.48%
Gain on sale of investment	2,971	-	2,971	N/M
Gain on sale of private equity investment	232	3,823	(3,591)	(93.93)%
Other income	961	1,091	(130)	(11.92)%
Realized securities losses, net	(3,332)	-	(3,332)	N/M
Total noninterest income	$9,359	$12,401	$(3,042)	(24.53)%

Service charges on deposit accounts increased when the year ended December 31, 2023 is compared with the year ended December 31, 2022, primarily due to fees generated from increased customer use of the Bank’s overdraft program. Service charges on deposit accounts also include account maintenance fees, ATM fees and wire transfer fees.

Other service charges and fees increased when 2023 is compared with 2022, reflecting a loan transaction-related fee recorded during 2023. Other service charges and fees also include charges for official checks, income from the sale of checks to customers, safe deposit box rent, and income from commissions on the sale of credit life, accident and health insurance.

Decreased transaction volume lowered credit and debit card fees when the year ended December 31, 2023 is compared with the year ended December 31, 2022. Credit and debit card fees are presented net of certain processing expenses and are dependent on the volume of transactions.

Trust income increased when the year ended December 31, 2023 is compared with the year ended December 31, 2022. Trust fees are generated from a number of different types of accounts, including estates, personal trusts, employee benefit trusts, investment management accounts, attorney-in-fact accounts and guardianships. Trust income varies depending on the number and type of accounts under management and financial market conditions.

The Federal Reserve’s rate increases in 2023 constrained demand for consumer real estate purchase and refinance activity, decreasing income from the sale of mortgage loans when compared to 2022.

BOLI income increased when 2023 is compared with 2022, due to a gain of $1,044 for settlement of a policy during 2023.

During 2023, the Company sold its VISA Class B securities, recognizing a gain of $2,971.

During 2022, the Company recorded a gain on the sale of a private equity investment in Infinex Investments, Inc. when its shares were acquired by Osaic, Inc. Infinex, and now Osaic, provide investment services to NBFS. During 2023, the Company recognized income of $232 upon receipt of a contract contingency payment associated with the 2022 transaction.

Other income includes dividends and increases in the Company’s equity-method investments, which were lower for 2023 when compared with 2022. Other income also includes revenue from investment and insurance sales, which increased when the year ended December 31, 2023 is compared with the year ended December 31, 2022.

The Company recorded a net loss on the sale of securities during 2023, discussed in further detail under the “Securities” section below.

Noninterest Expense

The following table presents the Company’s noninterest expense for the years indicated.

	Year Ended December 31,		Change
	2023	2022	Dollar	Percent
Salaries and employee benefits	$17,318	$16,519	$799	4.84%
Occupancy, furniture and fixtures	2,005	1,934	71	3.67%
Data processing and ATM	3,549	3,186	363	11.39%
FDIC assessment	749	477	272	57.02%
Net costs of other real estate owned	31	325	(294)	(90.46)%
Franchise taxes	1,422	1,483	(61)	(4.11)%
Professional services	1,739	999	740	74.07%
Other operating expenses	2,415	2,035	380	18.67%
Total noninterest expense	$29,228	$26,958	$2,270	8.42%

Salaries and employee benefits expense, which includes payroll taxes, health insurance, contributions to the employee stock ownership plan and employee 401(k), pension expense, incentives and salary continuation increased when 2023 is compared with 2022. The Company increased its base compensation during 2022 in order to attract and retain talent, which is reflected in 2023 results.

When the year ended December 31, 2023 is compared with the year ended December 31, 2022, occupancy, furniture and fixtures expense and data processing and ATM expense increased due to ATM upgrades and higher maintenance costs.

FDIC assessment expense increased from 2022 to 2023, due to an industry-wide assessment increase implemented by the FDIC.

Net costs of OREO include write-downs, maintenance costs, and net gains or losses on the sale of OREO property. This expense category varies with the number of foreclosed properties owned by NBB and with the costs associated with each. During 2022, the Company recorded a write-down of $295 to reflect reduction in list price taken as part of a marketing strategy.

Franchise tax expense decreased from 2022 to 2023. Franchise taxes are levied by the states in which NBB operates and are based upon NBB’s total equity at the prior year-end, adjusted for real estate taxes and certain other items.

Professional services include legal and other expenses for the Company’s response to a threatened proxy contest from an activist shareholder during 2023, which totaled $786. The Company does not anticipate any further material expense for this matter.

Other operating expenses increased when the years ended December 31, 2023 and 2022 are compared. The category of other operating expenses includes expense for stationery and supplies, telephone costs, non-service pension cost and charitable donations. Non-service pension cost is determined by actuarial assumptions and projections and increased $348 from 2022. For more information on non-service pension cost, please refer to Note 8 of Notes to Consolidated Financial Statements.

Included within other operating expense and data processing and ATM expense are expenses related to cybersecurity. These expenses include testing and vulnerability assessment, technological defenses, insurance and employee training.  The cost of these measures was $529 for 2023 and $418 for 2022.

Income Taxes

Income tax expense for 2023 was $2,984 compared to $5,831 in 2022. The Company’s statutory tax rate was 21% for each year. The Company’s effective tax rates for 2023 and 2022 were 15.98% and 18.36%, respectively. The Company’s effective tax rate is lower than the statutory rate of 21% due to investments in tax-advantaged loans and securities, and in 2023, the tax-exempt gain from settlement of a BOLI policy. See Note 9 of Notes to Consolidated Financial Statements for information relating to income taxes.

Balance Sheet

The following provides information on the Company’s financial position as of December 31, 2023 and December 31, 2022.

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

A.	Maturities and Interest Rate Sensitivities

The following table presents maturities and interest rate sensitivities for total loans, loans with predetermined interest rates and loans with adjustable interest rates as of the dates indicated. Predetermined interest rates do not adjust throughout the life of the loan. Loans are presented on a gross basis.

	December 31, 2023
	< 1 Year	1 – 5 Years	6-15 Years	>15 Years	Total
Total loans:
Real estate construction	$21,507	$4,668	$9,322	$19,882	$55,379
Consumer real estate	2,877	9,876	62,594	166,217	241,564
Commercial real estate	6,354	6,667	91,762	314,347	419,130
Commercial non-real estate	8,432	29,367	3,458	298	41,555
Public sector and IDA	-	8,970	32,153	19,428	60,551
Consumer non-real estate	11,745	25,883	1,289	79	38,996
Total loans	$50,915	$85,431	$200,578	$520,251	$857,175
Loans with predetermined interest rates:
Real estate construction	$10,553	$3,629	$118	$3,253	$17,553
Consumer real estate	-	-	-	-	-
Commercial real estate	2,432	917	3,521	-	6,870
Commercial non-real estate	1,936	22,158	1,224	-	25,318
Public sector and IDA	-	-	-	-	-
Consumer non-real estate	-	-	-	-	-
Total loans with predetermined interest rates	$14,921	$26,704	$4,863	$3,253	$49,741
Loans with adjustable interest rates:
Real estate construction	$10,954	$1,039	$9,204	$16,629	$37,826
Consumer real estate	2,877	9,876	62,594	166,217	241,564
Commercial real estate	3,922	5,750	88,241	314,347	412,260
Commercial non-real estate	6,496	7,209	2,234	298	16,237
Public sector and IDA	-	8,970	32,153	19,428	60,551
Consumer non-real estate	11,745	25,883	1,289	79	38,996
Total loans with adjustable interest rates	$35,994	$58,727	$195,715	$516,998	$807,434

B.	Modifications

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

The Company reviews modifications to determine whether the borrower is experiencing financial difficulty, including indicators of default, bankruptcy, going concern, insufficient projected cash flows and inability to obtain financing from other sources. If a modification is made to a borrower experiencing financial difficulty, the loan’s risk rating is downgraded to special mention or classified, resulting in individual evaluation for the ACL. During the year ended December 31, 2023, the Company modified one loan totaling $6,396 for a borrower who was experiencing financial difficulty. The loan was individually evaluated for the ACLL as of December 31, 2023. During the twelve month period ended December 31, 2022, no loans were modified for borrowers experiencing financial difficulty.

The following table presents the amortized cost basis as of December 31, 2023 of the loan modified for a borrower experiencing financial difficulty.

	Interest Only Payments
	Amortized Cost Basis	% of Portfolio	Financial Effect
Commercial Real Estate
Commercial real estate owner-occupied	$6,396	5.46%	6 months of interest only payments, after which remaining balance will be re-amortized to the contractual maturity date.

The Company closely monitors the performance of the loans that are modified for borrowers experiencing financial difficulty. The loan presented above is in current status as of December 31, 2023. The Company analyzed its modified loan portfolio for loans that defaulted during the 12 month period ended December 31, 2023, and that were modified within 12 months prior to default. The Company designates three circumstances that indicate default: one or more payments that occur more than 90 days past the due date, charge-off, or foreclosure after the date of modification. There were no loans previously modified that defaulted during the year ended December 31, 2023.

Modifications for Borrowers Who Were Not Experiencing Financial Difficulty

During the years ended December 31, 2023 and 2022, the Company modified loans in the normal course of business for borrowers who were not experiencing financial difficulty. During the 2023, the Company modified 757 loans totaling $89,006. During 2022, the Company provided modifications for competitive purposes to 840 loans totaling $120,241.

C.	Summary of Loan Loss Experience

The following table provides information about the allowance for credit losses on loans, nonperforming assets and accruing loans past due 90 days or more as of the dates indicated:

	December 31,
	2023	2022
ACLL	$9,094	$8,225
Total loans, net of unearned income and deferred fees	856,646	852,744
ACLL to loans, net of unearned income and deferred fees and costs	1.06%	0.96%
Nonaccrual loans	$2,629	$2,847
Other real estate owned, net	-	662
Total nonperforming assets	$2,629	$3,509
Nonperforming loans to total loans, net of unearned income and deferred fees and costs	0.31%	0.33%
ACLL to nonperforming loans	345.91%	288.90%
Nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.31%	0.41%
ACLL to nonperforming assets	345.91%	234.40%
Accruing loans past due 90 days or more	$188	$8

More information about the level and calculation methodology of the allowance for credit losses on loans is provided in the sections “Allowance for Credit Losses on Loans” as well as Notes 1 and 5 of Notes to Consolidated Financial Statements.

D.	Analysis of Net Charge-Offs

The following tables show net charge-offs, average loan balance and the percentage of charge-offs to average loan balance for each of the Company’s loan segments at the end of each period. Average loans are presented net of unearned income and net deferred fees.

December 31, 2023	Net Charge-Offs (Recoveries)	Average Loans	Percentage of Net Charge-Offs (Recoveries) to Average Loans
Real estate construction	$-	$58,214	-
Consumer real estate	(86)	226,555	(0.04)%
Commercial real estate	(45)	428,757	(0.01)%
Commercial non-real estate	208	50,529	0.41%
Public Sector and IDA	-	51,278	-
Consumer non-real estate	118	35,754	0.33%
Total	$195	$851,087	0.02%

December 31, 2022	Net Charge-Offs (Recoveries)	Average Loans	Percentage of Net Charge-Offs (Recoveries) to Average Loans
Real estate construction	$-	$62,197	-
Consumer real estate	(16)	213,578	(0.01)%
Commercial real estate	(49)	422,259	(0.01)%
Commercial non-real estate	(9)	53,742	(0.02)%
Public Sector and IDA	-	48,112	-
Consumer non-real estate	229	33,183	0.69%
Total	$155	$833,071	0.02%

The Company charges off commercial real estate loans at the time that a loss is confirmed. When delinquency status or other information indicates that the borrower will not repay the loan, the Company considers collateral value based upon a current appraisal or internal evaluation. Any loan amount in excess of collateral value is charged off and the collateral is taken into OREO.

E.	Allowance for Credit Losses on Loans

The Company adopted the CECL model on January 1, 2023, resulting in an increase to the ACLL of $2,342, from $8,225 at December 31, 2022. For information on the Company’s policies on the ACLL, please refer to Note 1 and Note 5 of Notes to Consolidated Financial Statements. For information on the Company’s application of previous GAAP in determining the ACLL, please refer to the Company’s 2022 Form 10-K, Note 1: Summary of Significant Accounting Policies.

The Company’s risk analysis under the CECL model at December 31, 2023 determined an ACLL of $9,094, or 1.06% of loans net of unearned income and deferred fees and costs. This compares with an allowance of $8,225 as of December 31, 2022, or 0.96% of loans. To determine the appropriate level of the ACLL, the Company considers credit risk for individually evaluated loans and for groups of loans evaluated collectively.

Individually Evaluated Loans

Individually evaluated loans were $10,544 as of December 31, 2023, an increase from $3,032 as of December 31, 2022. The increase was due to a change in the way that the Company identifies individually evaluated loans under CECL. Please refer to Note 1 of Notes to Consolidated Financial Statements for information on the Company’s identification of individually evaluated loans. As of December 31, 2023, three individually evaluated loans were collateral dependent but were adequately collateralized and did not result in an individual allocation. The remaining individually evaluated loans were measured using the discounted cash flow method, resulting in an allocation of $572.

Collectively Evaluated Loans

Collectively evaluated loans totaled $846,631, with an ACLL of $8,522 as of December 31, 2023. At December 31, 2022, collectively evaluated loans totaled $850,161, with an allowance of $8,225.

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

Reasonable and Supportable Forecast

To estimate cash flows, the Company adjusted its historical loss information with a forecast of the national unemployment rate. The Company determined that 12 months represents a reasonable and supportable forecast period as of December 31, 2023, and set a period of 12 months to revert to historical losses on a straight-line basis. The forecast applied at December 31, 2023 projects that unemployment will rise over the next 12 months, but to a smaller extent than the forecast applied as of December 31, 2022. The lower unemployment forecast reduced the required level of the ACLL when December 31, 2023 is compared with December 31, 2022.

Qualitative Factors: Economic

The Company sources economic data pertinent to its market from the most recently available publications, including business and personal bankruptcy filings, the residential vacancy rate and the inventory of new and existing homes.

Higher bankruptcy filings indicate heightened credit risk and increase the ACLL, while lower bankruptcy filings have a beneficial impact on credit risk. Compared with data available at December 31, 2022, business bankruptcy filings decreased slightly while personal bankruptcy filings increased slightly.

Residential vacancy rates and housing inventory impact the Company’s residential construction customers and the consumer real estate market. Higher levels increase credit risk. The residential vacancy rate available at December 31, 2023 improved from the data incorporated into the December 31, 2022 calculation, resulting in a lower allocation. Housing data available as of December 31, 2023 showed higher inventory than at December 31, 2022, resulting in a higher allocation.

Qualitative Factors: Asset Quality Indicators

Accruing past due loans are analyzed at the class level and compared with previous levels. Increases in past due loans indicate heightened credit risk. Accruing loans past due 30-89 days were 0.19% of total loans at December 31, 2023, an increase from 0.16% at December 31, 2022.

Qualitative Factors: Other Considerations

The Company considers other factors that impact credit risk, including the interest rate environment, the competitive, legal and regulatory environments, changes in lending policies and loan review, changes in lending management, and high risk loans.

The interest rate environment impacts variable rate loans. The Federal Reserve’s aggressive interest rate increases beginning in March 2022 have increased payments on certain adjustable rate loans, which may increase credit risk. The Company allocates additional reserve each time the Federal Reserve increases rates. After the rate increase has been in effect for one year, the allocation may be removed under the assumption that the impact of the change has become integrated to the portfolio. For the calculation as of December 31, 2023, the Company removed allocations for interest rate increases that occurred between March and December 2022.

The competitive, legal and regulatory environments were evaluated for changes that would affect credit risk. Higher competition for loans increases credit risk, while lower competition decreases credit risk. Competition remained at similar levels to those at December 31, 2022. The legal and regulatory environments also remain in a similar posture to December 31, 2022.

Lending policies, loan review procedures and management’s experience influence credit risk. Except for the adoption of CECL, policies and procedures remain similar to those at December 31, 2022. The Company recorded allocation for the retirement of a long-term credit administration manager in the third quarter.

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

Unallocated Surplus

The unallocated surplus as of December 31, 2023 is $350, or 4.00% in excess of the calculated requirement. The unallocated surplus at December 31, 2022 was $179, or 2.23% in excess of the calculated requirement. The surplus provides some mitigation of current economic uncertainty that may impact credit risk.

Conclusion

The calculation of the appropriate level for the ACLL incorporates analysis of multiple factors and requires management’s prudent and informed judgment. The Company augmented the calculated requirement with an unallocated surplus. Based on analysis of historical indicators, asset quality and economic factors, management believes the level of ACLL is reasonable for the credit risk in the loan portfolio as of December 31, 2023.

Please refer to Note 5 of Notes to Consolidated Financial Statements for further information on collectively evaluated loans, individually evaluated impaired loans and the unallocated portion of the allowance for credit losses on loans.

G.	Allocation of the Allowance for Credit Losses on Loans

The allowance for credit losses on loans has been allocated according to the amount deemed necessary to provide for anticipated losses within the categories of loans as of the dates indicated. Loans are presented net of unearned income and net deferred fees and costs. The following table presents information on the ACLL as of the dates indicated:

	December 31, 2023			December 31, 2022
	Allowance Amount	Percent of Loans to Total Loans	Percent of Allowance to Loans	Allowance Amount	Percent of Loans to Total Loans	Percent of Allowance to Loans
Real estate construction	$408	6.45%	0.74%	$450	6.40%	0.82%
Consumer real estate	3,162	28.20%	1.31%	2,199	25.93%	0.99%
Commercial real estate	3,576	48.92%	0.85%	3,642	51.33%	0.83%
Commercial non-real estate	682	4.85%	1.64%	930	6.76%	1.61%
Public sector and IDA	333	7.07%	0.55%	319	5.64%	0.66%
Consumer non-real estate	583	4.51%	1.51%	506	3.94%	1.50%
Unallocated	350	-	-	179	-	-
	$9,094	100.00%	1.06%	$8,225	100.00%	0.96%

Securities

The Company’s securities are designated as available for sale and as such, are reported at fair value. The following table presents information on securities available for sale as of the dates indicated.

			Change
	December 31, 2023	December 31, 2022	Dollar	Percent
Securities available for sale at amortized cost	$697,786	$759,917	$(62,131)	(8.18)%
Unrealized loss, net	(79,185)	(103,065)	23,880	23.17%
Securities available for sale	$618,601	656,852	(38,251)	(5.82)%

The securities portfolio is subject to the volatility and risk in the financial markets. The risk in financial markets, including interest rate risk and credit risk, affects the Company in the same way that it affects other institutional and individual investors. The fair value of available for sale securities is reflected on the Company's balance sheet. The unrealized loss in the Company’s investment portfolio is due to interest rate risk, the result of increases in the Federal Reserve’s target interest rate during 2022 and 2023. The Company’s Asset Liability Management Committee is closely monitoring all of the Company’s financial assets and liabilities in order to manage interest rate risk.

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

Credit risk in the Company’s investment portfolio is evaluated on an individual security basis. The Company’s investment portfolio includes corporate bonds. If the corporate issuers were to default, there could be a delay in the payment of interest, or there could be a loss of principal and accrued interest. To date, there have been no defaults in any of the corporate bonds held in the portfolio. The Company’s investment portfolio also contains a large percentage of municipal bonds. If economic forces reduce the ability of states and municipalities to make scheduled principal and interest payments on their outstanding indebtedness, or if their income from taxes and other sources declines significantly, states and municipalities could default on their bond obligations. There have been no defaults among the municipal bonds in the Company’s investment portfolio. As of December 31, 2023, there are no credit risk concerns with any of the Company’s securities.

The majority of mortgage-backed securities and collateralized mortgage obligations were backed by U.S. government agencies. Certain holdings are required to be periodically subjected to the FFIEC’s high risk mortgage security test. These tests address possible fluctuations in the average life and variances caused by the change in rate times the change in volume that have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each.

In making investment decisions, management follows internal policy guidelines that help to limit risk by specifying parameters for both security quality and industry and geographic concentrations. Management regularly monitors the quality of the investment portfolio as part of its risk management function. An allowance for credit risk will be recorded if analysis indicates the presence of credit risk.

Additional information about securities available for sale can be found in Note 3 of Notes to Consolidated Financial Statements.

Deposits

The following table presents deposits by category as of the dates indicated:

			Change
	December 31, 2023	December 31, 2022	Dollar	Percent
Noninterest-bearing demand deposits	$281,215	$327,713	$(46,498)	(14.19)%
Interest-bearing demand deposits	821,661	933,269	(111,608)	(11.96)%
Saving deposits	177,856	214,114	(36,258)	(16.93)%
Time deposits	223,240	67,629	155,611	230.10%
Total deposits	$1,503,972	$1,542,725	$(38,753)	(2.51)%

Deposits, including noninterest-bearing demand deposits, interest-bearing deposits and interest-bearing time deposits are obtained in the Company’s markets through traditional marketing techniques. The Company’s deposits do not include any brokered deposits. Competition for deposits began impacting the Company during the latter part of 2022 and continued during 2023. The Company implemented competitive pricing on CDs, raised offering rates on other deposits and negotiated with depositors to strengthen the deposit base, at costs well below the cost of borrowing.

A.	Average Amounts of Deposits and Average Rates Paid

Average amounts and average rates paid on deposit categories during the periods indicated are presented below:

	Year Ended December 31,
	2023		2022
	Average Amounts	Average Rates Paid	Average Amounts	Average Rates Paid
Noninterest-bearing demand deposits	$299,748	-	$338,269	-
Interest-bearing demand deposits	826,112	1.88%	910,989	0.31%
Savings deposits	195,592	0.38%	216,414	0.07%
Time deposits	150,395	3.32%	77,686	0.18%
Average total deposits	$1,471,847	1.44%	$1,543,358	0.20%

B.	Uninsured Deposits

FDIC insurance covers deposits of up to $250 per depositor. As of December 31, 2023, $672,063 of the Bank’s deposits were uninsured. Municipal deposits, which account for 25.43% of the Company’s deposits, have additional security from bonds pledged as collateral, in accordance with state regulation. Of the Company’s non-municipal deposits, 19.65% are uninsured.

The following table presents time deposits that exceed $250 as of the date indicated.

	December 31, 2023
	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
Total time deposits exceeding $250	$37,206	$12,306	$8,464	$3,551	$61,527

Derivatives and Market Risk Exposures

The Company engages in derivative financial instruments associated with its secondary market operation, recorded within other assets and other liabilities. Please refer to Note 1 of Notes to Consolidated Financial Statements for information on derivative valuation. The Company is not a party to derivatives with off-balance sheet risks such as futures, forwards, swaps, and options.

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

The Company’s investments in mortgage-backed securities are primarily through the Government National Mortgage Association and Federal National Mortgage Association. See Note 3 of Notes to Consolidated Financial Statements for information on securities.

The Company’s securities and loans are subject to credit and interest rate risk, and its deposits are subject to interest rate risk. Management considers credit risk when a loan is granted and monitors credit risk after the loan is granted. The Company maintains an allowance for credit losses to absorb losses in the collection of its loans. See Note 5 of Notes to Consolidated Financial Statements for information relating to the allowance for credit losses on loans. See Note 14 of Notes to Consolidated Financial Statements for information relating to concentrations of credit risk.

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

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse liquidity sources, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and Federal Home Loan Bank of Atlanta (“FHLB”) advances.

As of December 31, 2023, the Company had borrowing capacity of $301,020 from the FHLB and an unsecured federal funds line of credit with an unaffiliated bank of $10,000, with no amounts advanced against those lines. Additionally, the Company had $182,037 of borrowing capacity at the Federal Reserve discount window. Periodically during 2023, the Company accessed FHLB and Federal Reserve discount window borrowings to reinforce liquidity. The advances were fully repaid, due to the success of the Company’s deposit strategy. As of December 31, 2023, the Company did not have purchased deposits, discount window borrowings or short-term borrowings.

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

Regulatory capital levels determine the Company’s ability to use purchased deposits and the Federal Reserve discount window. As of December 31, 2023, the Company is considered well capitalized and does not have any restrictions on purchased deposits or borrowing ability at the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. As of December 31, 2023, the Company’s liquidity is sufficient to meet projected trends.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. As of December 31, 2023, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s internally-set target range. As of December 31, 2023, the loan to deposit ratio was 56.96%. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on lease arrangements, contractual commitments with depositors, and service contracts. The table below presents our significant contractual obligations as of the dates indicated, except for pension and other postretirement benefit plans, which are included in Note 8 of Notes to Consolidated Financial Statements.

	Payments Due by Period
December 31, 2023	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Time deposits	$223,240	$214,393	$4,941	$-	$3,906
Purchase obligations (1)	31,067	4,525	8,430	5,472	12,640
Operating leases	1,211	346	471	378	16
Total	$255,518	$219,264	$13,842	$5,850	$16,562

(1)	Includes contracts with a minimum annual payment of $100.

As of December 31, 2023, the Company was not aware of any other known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of December 31, 2023, the Company has no material commitments for long-term debt or for capital expenditures, other than commitments for capital expenditures associated with building the Roanoke branch location.

Capital Resources

The following table presents components of stockholders’ equity:

			Change
	December 31, 2023	December 31, 2022	Dollar	Percent
Common stock and additional paid in capital	$7,404	$7,362	$42	0.57%
Retained earnings	197,984	199,091	(1,107)	(0.56)%
Accumulated other comprehensive loss, net	(64,866)	(83,766)	18,900	22.56%
Total stockholders’ equity	$140,522	$122,687	$17,835	14.54%

Total stockholders’ equity increased when December 31, 2023 is compared with December 31, 2022, due to improved market value of the securities portfolio reflected in accumulated other comprehensive loss. The largest component of stockholders’ equity, retained earnings, decreased from December 31, 2022 to December 31, 2023 due to dividend payments and an adjustment for the adoption of Accounting Standards Update (“ASU”) 2016-13, largely offset by net income.

The Company qualifies as a small bank holding company under the Federal Reserve’s Small Bank Holding Company Policy Statement, which exempts bank holding companies with less than $3 billion in assets from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements. NBB is subject to various capital requirements administered by banking agencies, including an additional capital conservation buffer in order to make capital distributions or discretionary bonus payments. Risk-based capital ratios are calculated in compliance with OCC rules based on the Basel III Capital Rules and presented below.

	Ratios at December 31, 2023	Ratios at December 31, 2022	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservation Buffer
Total Capital Ratio	18.09%	17.57%	8.00%	10.50%
Tier I Capital Ratio	17.23%	16.81%	6.00%	8.50%
Common Equity Tier I Capital Ratio	17.23%	16.81%	4.50%	7.00%
Leverage Ratio	11.05%	10.50%	4.00%	4.00%

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements as of December 31, 2023 are detailed in the table below. All are due in less than one year.

Payments Due by Period	Total	Less Than 1 Year
Commitments to extend credit	$220,656	$220,656
Standby letters of credit	20,711	20,711
Mortgage loans with potential recourse	7,325	7,325
Total	$248,692	$248,692

In the normal course of business the Company’s banking affiliate extends lines of credit to its customers. The Bank also issues two types of standby letters of credit to customers: financial standby letters of credit that guarantee payment to facilitate customer purchases and performance letters of credit that guarantee payment if the customer fails to perform a specific obligation. Associated revenue from letters of credit was $51 in 2023. Amounts drawn upon these lines and letters of credit vary at any given time depending on the business needs of the customers. While it would be possible for customers to fully draw on approved lines of credit and for beneficiaries to call all letters of credit, historically this has not occurred. In the event of a sudden and substantial draw on these lines, the Company would manage liquidity using cash on hand, borrowing capacity, or sale of investments or loans.

The Company sells mortgages on the secondary market subject to recourse agreements. The mortgages originated must meet strict underwriting and documentation requirements for the sale to be completed. The Company estimates a potential loss reserve for recourse provisions. The amount is not material as of December 31, 2023. To date, no recourse provisions have been invoked.

Operating leases are for buildings used in the Company’s day-to-day operations.

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements for information relating to recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Consolidated Balance Sheets	December 31,
$ in thousands except per share data	2023	2022
Assets
Cash and due from banks	$12,967	$12,403
Interest-bearing deposits	73,636	59,026
Securities available for sale, at fair value	618,601	656,852
Restricted stock, at cost	1,264	941
Mortgage loans held for sale	406	-
Loans:
Real estate construction loans	55,379	54,579
Consumer real estate loans	241,564	221,052
Commercial real estate loans	419,130	437,888
Commercial non-real estate loans	41,555	57,652
Public sector and IDA loans	60,551	48,074
Consumer non-real estate loans	38,996	33,948
Total loans	857,175	853,193
Less unearned income and deferred fees and costs	(529)	(449)
Loans, net of unearned income and deferred fees and costs	856,646	852,744
Less allowance for credit losses	(9,094)	(8,225)
Loans, net	847,552	844,519
Premises and equipment, net	11,109	10,371
Accrued interest receivable	6,313	6,001
Other real estate owned, net	-	662
Goodwill	5,848	5,848
Bank-owned life insurance (BOLI)	43,583	43,312
Other assets	34,091	37,616
Total assets	$1,655,370	$1,677,551
Liabilities and Stockholders’ Equity
Noninterest-bearing demand deposits	$281,215	$327,713
Interest-bearing demand deposits	821,661	933,269
Savings deposits	177,856	214,114
Time deposits	223,240	67,629
Total deposits	1,503,972	1,542,725
Accrued interest payable	1,416	106
Other liabilities	9,460	12,033
Total liabilities	1,514,848	1,554,864
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $1.25 par value and additional paid in capital. Authorized 10,000,000 shares; issued and outstanding, 5,893,782 (including 4,095 unvested) shares as of December 31, 2023 and 5,889,687 as of December 31, 2022	7,404	7,362
Retained earnings	197,984	199,091
Accumulated other comprehensive loss, net	(64,866)	(83,766)
Total stockholders’ equity	140,522	122,687
Total liabilities and stockholders’ equity	$1,655,370	$1,677,551

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	Year Ended December 31,
$ in thousands, except per share data	2023	2022
Interest Income
Interest and fees on loans	$38,924	$34,253
Interest on interest-bearing deposits	1,982	1,353
Interest and dividends on securities – taxable	16,536	12,788
Interest on securities – nontaxable	1,391	1,715
Total interest income	58,833	50,109

Interest Expense
Interest on time deposits	4,989	141
Interest on other deposits	16,261	2,942
Interest on borrowings	300	-
Total interest expense	21,550	3,083
Net interest income	37,283	47,026
(Recovery of) provision for credit losses	(1,261)	706
Net interest income after (recovery of) provision for credit losses	38,544	46,320

Noninterest Income
Service charges on deposit accounts	2,518	2,425
Other service charges and fees	297	214
Credit and debit card fees, net	1,678	1,916
Trust income	1,901	1,817
Gain on sale of mortgage loans	107	157
BOLI income	2,026	958
Gain on sale of investment	2,971	-
Gain on sale of private equity investment	232	3,823
Other income	961	1,091
Realized securities loss, net	(3,332)	-
Total noninterest income	9,359	12,401

Noninterest Expense
Salaries and employee benefits	17,318	16,519
Occupancy, furniture and fixtures	2,005	1,934
Data processing and ATM	3,549	3,186
FDIC assessment	749	477
Net costs of other real estate owned	31	325
Franchise taxes	1,422	1,483
Professional services	1,739	999
Other operating expenses	2,415	2,035
Total noninterest expense	29,228	26,958
Income before income taxes	18,675	31,763
Income tax expense	2,984	5,831
Net income	$15,691	$25,932
Basic net income per common share	$2.66	$4.33
Fully diluted net income per common share	$2.66	$4.33
Dividends declared per common share	$2.51	$1.50

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)	Year Ended December 31,
$ in thousands	2023	2022
Net Income	$15,691	$25,932

Other Comprehensive Income (Loss), Net of Tax
Unrealized holding gain (loss) on available for sale securities net of tax of $4,315 in 2023 and ($22,403) in 2022	16,233	(84,275)
Reclassification adjustment for loss included in net income, net of tax of $700 in 2023	2,632	-
Net pension gain arising during the period, net of tax of $9 in 2023 and $1,214 in 2022	35	4,567
Other comprehensive income (loss), net of tax of $5,024 in 2023 and ($21,189) in 2022	18,900	(79,708)
Total Comprehensive Income (Loss)	$34,591	$(53,776)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

$ in thousands, except per share data	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2021	$7,580	$188,229	$(4,058)	$191,751
Net income	-	25,932	-	25,932
Other comprehensive loss, net of tax of ($21,189)	-	-	(79,708)	(79,708)
Cash dividends of $1.50 per share	-	(8,950)	-	(8,950)
Stock repurchase of 174,250 shares	(218)	(6,120)	-	(6,338)
Balance as of December 31, 2022	$7,362	$199,091	$(83,766)	$122,687
Adoption of ASU 2016-13	-	(2,014)	-	(2,014)
Net income	-	15,691	-	15,691
Other comprehensive income, net of tax of $5,024	-	-	18,900	18,900
Cash dividends of $2.51 per share	-	(14,784)	-	(14,784)
Stock based compensation	42	-	-	42
Balance as of December 31, 2023	$7,404	$197,984	$(64,866)	$140,522

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Year Ended December 31,
$ in thousands	2023	2022
Cash Flows from Operating Activities
Net income	$15,691	$25,932
Adjustment to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for credit losses	(1,261)	706
Deferred income tax expense (benefit)	750	(109)
Depreciation of premises and equipment	754	609
Amortization of premiums and accretion of discounts, net	1,077	1,257
Gain on disposal of fixed assets	-	(9)
Loss on sale of securities available for sale, net	3,332	-
(Gain) loss and write-down on other real estate owned	(1)	295
Loss on sale of repossessed items	4	-
Income on investment in BOLI	(982)	(958)
Gain on sale of mortgage loans held for sale	(107)	(157)
Origination of mortgage loans held for sale	(7,624)	(7,882)
Sale of mortgage loans held for sale	7,325	8,654
Equity-based compensation expense	42	-
Net change in:
Accrued interest receivable	(312)	(897)
Other assets	(1,721)	(24)
Accrued interest payable	1,310	58
Other liabilities	(2,754)	2,025
Net cash provided by operating activities	15,523	29,500
Cash Flows from Investing Activities
Proceeds from repayments of mortgage-backed securities	12,984	32,664
Proceeds from calls, sales and maturities of securities available for sale	44,738	5,970
Purchases of securities available for sale	-	(117,341)
Net change in restricted stock	(323)	(96)
Purchases of loan participations	(7,997)	(19,051)
Collections of loan participations	7,200	21,452
Loan originations and principal collections, net	(3,594)	(52,271)
Proceeds from disposal of other real estate owned	663	-
Proceeds from disposal of repossessed assets	14	-
Recoveries on loans charged off	283	212
BOLI settlement	712	-
Additions to premises and equipment	(1,492)	(1,258)
Proceeds from sale of premises and equipment	-	9
Net cash provided by (used in) investing activities	53,188	(129,710)
Cash Flows from Financing Activities
Net change in time deposits	155,611	(11,339)
Net change in other deposits	(194,364)	59,477
Cash dividends paid	(14,784)	(8,950)
Shares repurchased	-	(6,338)
Net cash (used in) provided by financing activities	(53,537)	32,850

Net change in cash and due from banks	15,174	(67,360)
Cash and due from banks at beginning of year	71,429	138,789
Cash and due from banks at end of year	$86,603	$71,429
		(Continued)

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$20,240	$3,025
Income taxes paid	2,545	3,861

Supplemental Disclosures of Noncash Activities
Loans charged against the allowance for credit losses	$478	$367
Loans transferred to repossessed assets	11	7
Unrealized gain (loss) on securities available for sale	23,880	(106,678)
Minimum pension liability adjustment	44	5,781
Lease liabilities arising from obtaining right-of-use assets during the period	-	161

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

The accounting and reporting policies of the Company conform to GAAP and to general practices within the banking industry. Subsequent events have been considered through the filing date of this Form 10-K. The following summarizes significant accounting policies.

Use of Estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, evaluation of impairment of goodwill, and pension obligations.

Reclassifications

Certain amounts reported in prior years have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the Company’s net income or stockholders’ equity.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and amounts due from banks and interest-bearing deposits. The Company invests over-night funds in interest-bearing deposits at other banks, including the FHLB, the Federal Reserve and other entities. Interest-bearing deposits are carried at cost.

Securities

Certain debt securities that management has the positive intent and ability to hold to maturity may be classified as “held to maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held to maturity or trading, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of tax. The Company uses the interest method to recognize purchase premiums and discounts in interest income over the term of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Allowance for Credit Losses – Available for Sale Securities

For available for sale securities in an unrealized loss position, the Company evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income (loss), net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses (“ACL”) on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount must be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL in such a situation.

In evaluating available for sale debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors.

Changes in the allowance for credit losses are recorded as provision for (recovery of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable is excluded from the estimate of credit losses. Accrued interest receivable on securities of $3,281 as of December 31, 2023 and $3,485 as of December 31, 2022, along with accrued interested receivable on loans, is included in accrued interest receivable in the Consolidated Balance Sheet.

Equity Securities

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

Loans

The Company, through its banking subsidiary, provides mortgage, commercial, and consumer loans to customers. Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding unpaid principal balances adjusted for the allowance for credit losses, any purchase premium or discount, unearned income and deferred fees or costs. Interest income is accrued on the unpaid principal balance. Unearned income on dealer-originated loans and loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. Purchase premium or discount is recognized as an adjustment of the related loan yield using the interest method.

The Bank’s loan policy is updated and approved by the Board of Directors annually and disseminated to lending and loan portfolio management personnel to ensure consistent lending practices. The policy communicates the Company’s risk tolerance by prescribing underwriting guidelines and procedures, including approval limits and hierarchy, documentation standards, requirements for collateral and loan-to-value limits, debt coverage, overall creditworthiness and guarantor support. Of primary consideration is the repayment ability of the borrowers and (if secured) the collateral value in relation to the principal balance. Collateral lowers risk and may be used as a secondary source of repayment. The credit decision must be supported by documentation appropriate to the type of loan, including current financial information, income verification, cash flow analysis, tax returns, credit reports, collateral information, guarantor verification, title reports, appraisals (where appropriate) and other documents.

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

Charge-off policy

The Company’s charge-off policy meets or is more stringent than the minimum standards required by regulators. When available information confirms that a specific loan or a portion thereof, within any loan class, is uncollectible the amount is charged off against the allowance for credit losses. Additionally, losses on consumer real estate and consumer non-real estate loans are typically charged off no later than when the loans are 120-180 days past due, and losses on loans secured by residential real estate or by commercial real estate are charged off by the time the loans reach 180 days past due, in compliance with regulatory guidelines. Accordingly, secured loans may be charged down to the estimated value of the collateral, with previously accrued unpaid interest reversed. Subsequent charge-offs may be required as a result of changes in the market value of collateral or other repayment prospects.

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

Sales, purchases and reclassification of loans

The Company finances consumer real estate mortgages under “best efforts” contracts with mortgage purchasers. The mortgages are designated as held for sale upon initiation. There have been no major reclassifications from portfolio loans to held for sale. Mortgages held for sale are not included in the calculation of the allowance for credit losses.

Occasionally, the Company purchases or sells participations in loans. All participation loans purchased met the Company’s normal underwriting standards at the time the participation was entered. Participation loans are included in the appropriate portfolio balances to which the allowance methodology is applied.

Modified Loans

Prior to January 1, 2023, a loan that had been modified or renewed was considered a troubled debt restructuring (“TDR”) when two conditions were met: 1) the borrower was experiencing financial difficulty and 2) concessions were made for the borrower's benefit that would not otherwise have been considered for a borrower or transaction with similar credit risk characteristics. TDRs were evaluated individually to determine the required ACL.

Subsequent to December 31, 2022, the TDR concept, and its impact on the ACL calculation, was eliminated in favor of disclosure of loan modifications made to troubled borrowers. Modified loans to troubled borrowers are evaluated and risk rated according to credit quality indicators as discussed above, and are subject to the Company's standard ACL process as discussed below.

Allowance for Credit Losses on Loans (“ACLL”)

The Company estimates the ACLL based on amortized cost basis, which is the amount at which the loan is originated, adjusted for net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of the ACLL. Accrued interest receivable on loans of $3,032 as of December 31, 2023 and $2,516 as of December 31, 2022, along with accrued interested receivable on securities, is included in accrued interest receivable in the Consolidated Balance Sheet.

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

Multifamily residential real estate

Commercial real estate, owner occupied

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

The Company designated national unemployment as its forecast variable. Multiple forecasts from reputable and independent third parties are sourced to inform the Company’s reasonable and supportable forecasting of current expected credit losses. The forecast is applied over a horizon selected by the Company’s management at each reporting date, typically of one year and not to exceed two years, after which loss rates revert to long-term historical loss experience on a straight line basis over a period determined by management, of up to three years. The forecast horizon and reversion period are applied consistently to the entire portfolio.

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

Unallocated surplus

In addition to funding the allowance for credit losses based upon data analysis, the Company has the option to fund an unallocated surplus in excess to the calculated requirement, based upon management judgement. The Company’s policy permits an unallocated surplus of between 0% and 5% of the calculated requirement.

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

Estimation of the allowance for credit losses

The estimation of the allowance involves analysis of internal and external variables, methodologies, assumptions and management’s judgment and experience. Key judgments used in determining the allowance for credit losses include internal risk rating determinations, market and collateral values, discount rates, loss rates, and management’s assessment of current economic conditions. These judgments are inherently subjective and actual losses could be greater or less than the estimate. Future estimates of the allowance could increase or decrease based on changes in the financial condition of individual borrowers, concentrations of various types of loans, economic conditions or the markets in which collateral may be sold. The estimate of the allowance accrual determines the amount of provision expense and directly affects our financial results. Please see Note 5 for additional information.

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

Other Real Estate Owned

Real estate acquired through or in lieu of foreclosure is held for sale and is initially recorded at fair value less estimated costs to sell at the date of foreclosure, establishing the cost basis of the asset. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net costs of other real estate owned in the Consolidated Statements of Income.

Goodwill

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Goodwill is subject to at least an annual assessment for impairment by applying a fair value based test. For December 31, 2023, the Company performed a qualitative assessment, as permitted by Accounting Standards Codification (“ASC”) 350-20-35-3A, to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of NBB (“reporting unit”) is less than its carrying amount, including goodwill. The assessment included analysis of macroeconomic conditions, industry and market conditions, overall financial performance, share price considerations, and other relevant entity-specific events and events affecting the reporting unit. No conditions were identified that would warrant the need for a quantitative impairment analysis, and no impairment was recorded.

Bank Owned Life Insurance

The Company has purchased life insurance policies on certain key employees. The purchase of these life insurance policies allows the Company to use tax-advantaged rates of return. The cash surrender value of these policies is included as an asset on the consolidated balance sheets, and any increase in cash surrender value is recorded as income from bank owned life insurance on the consolidated statements of income. In the event of the death of an insured individual under these policies, the Company receives a death benefit which is also recorded as income from bank owned life insurance.

Pension Plan

The Company recognizes the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognizes changes in that funded status in the year in which the changes occur through other comprehensive income (loss). The funded status of a benefit plan is measured as the difference between plan assets at fair value and the projected benefit obligation. The Company’s actuary determines plan obligations and annual pension expense using a number of key assumptions, including the discount rate, the estimated return on plan assets and the anticipated rate of compensation increases. Changes in these assumptions in the future, if any, or in the method under which benefits are calculated may impact pension assets, liabilities or expense.

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

The Company recognizes interest and penalties on income taxes, if any, as a component of income tax expense.

Trust Assets and Income

Assets (other than cash deposits) held by NBB’s Trust Department in a fiduciary or agency capacity for customers are not included in the consolidated financial statements since such items are not assets of the Company. Trust income is recognized on the accrual basis.

Stock Based Compensation

Compensation cost is recognized for stock based payment awards issued to employees and directors, based on the fair value of these awards at the date of grant. The market price of the Company’s common stock at the date of grant is used to estimate fair value for restricted stock awards, restricted stock units, and other stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. The Company recognizes forfeitures of nonvested awards as they occur.

Earnings Per Common Share

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period excluding nonvested restricted stock awards. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under restricted stock awards that have not yet vested. Please see Note 21 for additional information.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business are recorded as liabilities when the likelihood of loss is probable and reasonably estimated. Management does not believe there are such matters that will have a material effect on the consolidated financial statements.

Advertising

The Company charges advertising costs to expenses as incurred. Advertising expenses were $109 for the year ended December 31, 2023 and $163 for the year ended December 31, 2022.

Revenue Recognition

The Company accounts for revenue associated with financial instruments, including loans and securities via the accrual method. The Company recognizes noninterest income when it satisfies commitments to customers. Please refer to Note 18: Revenue Recognition.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on debt securities available for sale, net of taxes, which are also recognized as a separate component of equity.

Business Combinations

On  January 23, 2024, the Company entered into a merger agreement with Frontier Community Bank for an estimated aggregate purchase price of $16,822 of cash and stock. The merger is projected to close during the second or third quarter of 2024, subject to regulatory approval.

Recent Accounting Pronouncements

ASU 2023-09

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

ASU 2023-07

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision mark (“CODM”), an amount for other segment items by reportable segment and a description of its composition, all annual disclosures required by FASB ASU Topic 280 in interim periods as well, and the title and position of the CODM and how the CODM uses the reported measures. Additionally, this ASU requires that at least one of the reported segment profit and loss measures should be the measure that is most consistent with the measurement principles used in an entity’s consolidated financial statements. Lastly, this ASU requires public business entities with a single reportable segment to provide all disclosures required by these amendments in this ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively. The Company does not expect the adoption of ASU 2023-07 to have a material impact on its consolidated financial statements.

ASU 2023-06

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” This ASU incorporates certain SEC disclosure requirements into the FASB ASC. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of ASC Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the ASC with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the ASC and not become effective for any entity. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its consolidated financial statements.

ASU 2023-03

In July 2023, the FASB issued ASU 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718).” This ASU amends the FASB ASC for SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. ASU 2023-03 is effective upon addition to the FASB ASC. The Company does not expect the adoption of ASU 2023-03 to have a material impact on its consolidated financial statements.

ASU 2022-03

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The ASU is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company does not expect the adoption of ASU 2022-03 to have a material impact on its consolidated financial statements.

Recently Adopted Accounting Developments

ASU 2016-13

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU, as amended, requires an entity to measure expected credit losses for financial assets carried at amortized cost based on historical experience, current conditions, and reasonable and supportable forecasts. Among other things, the ASU also amended the impairment model for available for sale securities and addressed purchased financial assets with deterioration. ASU 2016-13 was effective for the Company on January 1, 2023. At adoption, the Company recorded an adjustment of $2,342 to the allowance for credit losses on loans, as well as an adjustment of $207 to the reserve for unfunded loan commitments. The adjustment net of tax recorded to shareholders’ equity totaled $2,014. See the Allowance for Credit Losses on Loans above for further details of adoption and changes to the Company’s significant accounting policies.

ASU 2022-02

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of troubled debt restructurings, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. ASU 2022-02 was effective for the Company on January 1, 2023. The Company adopted ASU 2022-02 effective January 1, 2023 on a prospective basis. Adoption of ASU 2022-02 did not have a material impact on the Company's consolidated financial statements. See Note 5 – Allowance for Credit Losses on Loans and Nonperforming Assets for new disclosures required by ASU 2022-02.

Note 2: Restriction on Cash

The Company’s subsidiary bank is a member of the Federal Reserve System. The Federal Reserve does not currently require member banks to hold an average balance in order to purchase services from the Federal Reserve.

Note 3: Securities

The amortized cost and fair value of debt securities available for sale, with gross unrealized gains and losses, as of the dates indicated, follows:

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies and corporations	$353,904	$-	$42,060	$311,844
States and political subdivisions	179,507	-	29,614	149,893
Mortgage-backed securities	156,875	-	6,724	150,151
Corporate debt securities	6,504	-	754	5,750
U.S. treasury	996	-	33	963
Total securities available for sale	$697,786	$-	$79,185	$618,601

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies and corporations	$391,538	$39	$55,002	$336,575
States and political subdivisions	190,192	26	38,018	152,200
Mortgage-backed securities	170,694	22	9,239	161,477
Corporate debt securities	6,501	-	837	5,664
U.S. treasury	992	-	56	936
Total securities available for sale	$759,917	$87	$103,152	$656,852

No allowance for credit loss on securities available for sale was recorded as of December 31, 2023.

The deferred tax asset for the net unrealized loss on securities available for sale was $16,629 as of December 31, 2023 and $21,644 as of December 31, 2022. The deferred tax asset is included in other assets on the Consolidated Balance Sheets.

The amortized cost and fair value of single maturity securities available for sale, by contractual maturity as of the date indicated, are shown below. Mortgage-backed securities are categorized by final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 2023	Amortized Cost	Fair Value
Due in one year or less	$3,795	$3,748
Due after one year through five years	178,297	166,386
Due after five years through ten years	277,155	238,409
Due after ten years	238,539	210,058
Total securities available for sale	$697,786	$618,601

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position as of the dates indicated, follows:

December 31, 2023	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$-	$-	$311,844	$42,060
State and political subdivisions	884	1	148,763	29,613
Mortgage-backed securities	1,616	26	147,922	6,698
Corporate debt securities	-	-	5,750	754
U.S. treasury	-	-	963	33
Total temporarily impaired securities	$2,500	$27	$615,242	$79,158

December 31, 2022	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies and corporations	$144,574	$12,699	$190,950	$42,303
State and political subdivisions	94,657	18,373	52,134	19,645
Mortgage-backed securities	144,198	7,326	15,165	1,913
Corporate debt securities	4,843	655	821	182
U.S. treasury	936	56	-	-
Total temporarily impaired securities	$389,208	$39,109	$259,070	$64,043

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

At December 31, 2023, the Company had 576 securities with a fair value of $617,742 in an unrealized loss position. The Company reviews securities in an unrealized loss position to evaluate credit risk. The Company considers payment history, risk ratings from external parties, financial statements for municipal and corporate securities, public statements from issuers and other available credible published sources in evaluating credit risk. No credit risk was found and no ACL on securities available for sale was recorded as of December 31, 2023. The unrealized losses are attributed to noncredit-related factors, including changes in interest rates and other market conditions. The Company does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the cost basis of the investments. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

Realized Securities Gains and Losses

During 2023, the Company sold securities and realized a net loss of $3,332. The Company did not have any realized gains or losses in 2022. Information pertaining to realized gains and losses on sold securities for the period indicated follows:

	For the Year Ended December 31, 2023
	Proceeds	Book Value	Gross Gain	Gross Loss	Net Loss
Available for sale	$43,518	$46,850	$137	$3,469	$3,332

Restricted Stock

The Company held restricted stock of $1,264 as of December 31, 2023 and $941 as of December 31, 2022. Restricted stock is reported separately from available for sale securities. As a member of the Federal Reserve and the FHLB, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. The Company purchases stock from or sells stock back to the correspondents based on their calculations. The stock is held by member institutions only and is not actively traded.

Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. In addition to dividends, NBB also benefits from its membership with FHLB through eligibility to borrow from the FHLB, using as collateral NBB’s capital stock investment in the FHLB and qualifying NBB real estate mortgage loans totaling $508,768 as of December 31, 2023. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and as of December 31, 2023, management did not determine any impairment.

Pledged Securities

As of December 31, 2023 and 2022, securities with a carrying value of $534,465 and $345,689, respectively, were pledged to secure municipal deposits and Federal Reserve discount window borrowing capacity.

Note 4: Related Party Transactions

In the ordinary course of business, the Company, through its banking subsidiary, has granted loans to related parties, including executive officers and directors of NBI and its subsidiaries. Total funded credit extended to related parties amounted to $15,409 as of December 31, 2023 and $18,187 as of December 31, 2022. During 2023, total principal additions were $4,751 and principal payments were $7,529. During 2022, total principal additions totaled $5,145 and principal payments were $1,780.

The Company held $17,117 in deposits for related parties as of December 31, 2023 and $9,509 as of December 31, 2022.

The Company leased to a director a small office space. The lease was terminated during 2022. The lease payments totaled $2 in 2022. The Company has also contracted with a director's firm to prepare architectural plans for a new office in Roanoke, Virginia.  The arrangement is at arms-length and the Company paid the director's firm $79 in 2023 and $39 in 2022.

Note 5: Allowance for Credit Losses on Loans and Nonperforming Assets

Please refer to Note 1: Summary of Significant Accounting Policies for information on evaluation of collectively evaluated loans and individually evaluated loans and associated reserves, and policies regarding nonaccruals, past due status and charge-offs.

A detailed analysis showing the allowance roll-forward by portfolio segment for the periods indicated follows:

	Activity in the Allowance for Credit Losses on Loans for the Year Ended December 31, 2023
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non- Real Estate	Unallocated	Total
Balance, December 31, 2022	$450	$2,199	$3,642	$930	$319	$506	$179	$8,225
Adoption of ASU 2016-13	(21)	1,261	700	216	(15)	72	129	2,342
Charge-offs	-	(17)	-	(214)	-	(247)	-	(478)
Recoveries	-	103	45	6	-	129	-	283
(Recovery of) provision for credit losses	(21)	(384)	(811)	(256)	29	123	42	(1,278)
Balance, December 31, 2023	$408	$3,162	$3,576	$682	$333	$583	$350	$9,094

	Activity in the Allowance for Loan Losses by Segment for the Year Ended December 31, 2022
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non- Real Estate	Unallocated	Total
Balance, December 31, 2021	$422	$1,930	$3,121	$1,099	$297	$444	$361	$7,674
Charge-offs	-	(13)	-	(2)	-	(352)	-	(367)
Recoveries	-	29	49	11	-	123	-	212
Provision for (recovery of) loan losses	28	253	472	(178)	22	291	(182)	706
Balance, December 31, 2022	$450	$2,199	$3,642	$930	$319	$506	$179	$8,225

A detailed analysis showing the allowance and loan portfolio by segment and evaluation method as of the dates indicated follows:

	Allowance for Credit Losses on Loans by Segment and Evaluation Method as of
December 31, 2023	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non- Real Estate	Unallocated	Total
Individually evaluated	$-	$74	$367	$126	$-	$5	$-	$572
Collectively evaluated	408	3,088	3,209	556	333	578	350	8,522
Total	$408	$3,162	$3,576	$682	$333	$583	$350	$9,094

	Loans by Segment and Evaluation Method as of
December 31, 2023	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non-Real Estate	Total
Individually evaluated	$286	$1,183	$8,805	$227	$-	$43	$10,544
Collectively evaluated	55,093	240,381	410,325	41,328	60,551	38,953	846,631
Total	$55,379	$241,564	$419,130	$41,555	$60,551	$38,996	$857,175

	Allowance for Loan Losses by Segment and Evaluation Method as of
December 31, 2022	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non- Real Estate	Unallocated	Total
Individually evaluated	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated	450	2,199	3,642	930	319	506	179	8,225
Total	$450	$2,199	$3,642	$930	$319	$506	$179	$8,225

	Loans by Segment and Evaluation Method as of
December 31, 2022	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non- Real Estate	Total
Individually evaluated	$-	$186	$2,583	$263	$-	$-	$3,032
Collectively evaluated	54,579	220,866	435,305	57,389	48,074	33,948	850,161
Total	$54,579	$221,052	$437,888	$57,652	$48,074	$33,948	$853,193

A summary of ratios for the allowance for credit losses, as of the dates indicated, follows:

	December 31,
	2023	2022
Ratio of ACLL to the end of period loans, net of unearned income and deferred fees and costs	1.06%	0.96%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees and costs	0.02%	0.02%

The following table presents nonaccrual loans, by class, as of the dates indicated:

	CECL			Incurred Loss
	December 31, 2023			December 31, 2022
Nonaccrual Loans	With No Allowance	With an Allowance	Total
Consumer Real Estate
Residential closed-end first liens	$-	$-	$-	$91
Commercial Real Estate
Commercial real estate owner-occupied	2,177	231	2,408	2,493
Commercial Non-Real Estate
Commercial and industrial	-	221	221	263
Total	$2,177	$452	$2,629	$2,847

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
Commercial Non-Real Estate
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

	For the Year Ended December 31, 2022
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate
Investor-owned residential real estate	$188	$13
Commercial Real Estate
Commercial real estate, owner occupied	2,587	5
Commercial real estate, other	729	-
Commercial Non-Real Estate
Commercial and industrial	272	-
Total	$3,776	$18

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

The following tables present the aging of past due loans, by loan pool, as of the dates indicated.

December 31, 2023	Accruing Current Loans	Accruing Loans 30 – 89 Days Past Due	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans	Total Loans	Accruing and Nonaccrual 90 or More Days Past Due
Real Estate Construction
Construction, 1-4 family residential	$13,442	$-	$-	$-	$13,442	$-
Construction, other	41,916	21	-	-	41,937	-
Consumer Real Estate
Equity line	17,178	104	-	-	17,282	-
Residential closed-end first liens	124,886	662	131	-	125,679	131
Residential closed-end junior liens	5,027	12	-	-	5,039	-
Investor-owned residential real estate	93,564	-	-	-	93,564	-
Commercial Real Estate
Multifamily residential real estate	119,052	195	-	-	119,247	-
Commercial real estate owner-occupied	114,477	336	-	2,408	117,221	231
Commercial real estate, other	182,662	-	-	-	182,662	-
Commercial Non-Real Estate
Commercial and industrial	41,249	57	28	221	41,555	28
Public Sector and IDA
States and political subdivisions	60,551	-	-	-	60,551	-
Consumer Non-Real Estate
Credit cards	4,648	17	3	-	4,668	3
Automobile	12,126	135	-	-	12,261	-
Other consumer loans	21,934	107	26	-	22,067	26
Total	$852,712	$1,646	$188	$2,629	$857,175	$419

December 31, 2022	Accruing Current Loans	Accruing Loans 30 – 89 Days Past Due	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans	Total Loans	Accruing and Nonaccrual 90 or More Days Past Due
Real Estate Construction
Construction, 1-4 family residential	$12,538	$-	$-	$-	$12,538	$-
Construction, other	42,041	-	-	-	42,041	-
Consumer Real Estate
Equity line	15,010	16	-	-	15,026	-
Residential closed-end first liens	121,807	750	-	91	122,648	91
Residential closed-end junior liens	2,446	-	-	-	2,446	-
Investor-owned residential real estate	80,524	408	-	-	80,932	-
Commercial Real Estate
Multifamily residential real estate	127,312	-	-	-	127,312	-
Commercial real estate owner-occupied	126,640	-	-	2,493	129,133	252
Commercial real estate, other	181,443	-	-	-	181,443	-
Commercial Non-Real Estate
Commercial and industrial	57,373	16	-	263	57,652	-
Public Sector and IDA
States and political subdivisions	48,074	-	-	-	48,074	-
Consumer Non-Real Estate
Credit cards	4,592	3	2	-	4,597	2
Automobile	9,833	102	-	-	9,935	-
Other consumer loans	19,317	93	6	-	19,416	6
Total	$848,950	$1,388	$8	$2,847	$853,193	$351

Collateral Dependent Loans

Loans are collateral dependent when repayment is expected substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Collateral dependent loans are individually evaluated. The Company measures the ACL on collateral dependent loans based upon the fair value of the collateral, as permitted by ASU 2016-13. Fair value of the collateral is adjusted for liquidation costs/discounts. If the fair value of the collateral falls below the amortized cost of the loan, the shortfall is recognized in the ACLL. If the fair value of the collateral exceeds the amortized cost, no ACL is required.

As of December 31, 2023, three of the Company’s individually evaluated loans were considered collateral dependent, and all are secured by real estate. The following table provides details on collateral dependent loans:

December 31, 2023	Amortized Cost	Related Allowance
Consumer Real Estate
Residential closed-end first lien	$7	$-
Commercial Real Estate
Commercial real estate owner-occupied	2,177	-
Total Loans	$2,184	$-

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

	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans
December 31, 2023	Prior	2019	2020	2021	2022	2023	Revolving	Converted to Term	Total
Construction, residential
Pass	$-	$-	$246	$158	$3,275	$5,157	$4,606	$-	$13,442
Construction, other
Pass	$2,741	$1,094	$1,305	$12,671	$17,397	$4,884	$1,559	$-	$41,651
Classified	-	-	-	286	-	-	-	-	286
Total	$2,741	$1,094	$1,305	$12,957	$17,397	$4,884	$1,559	$-	$41,937
Equity lines
Pass	$51	$-	$-	$-	$-	$-	$17,182	$-	$17,233
Classified	-	-	-	-	-	-	49	-	49
Total	$51	$-	$-	$-	$-	$-	$17,231	$-	$17,282
Residential closed-end first liens
Pass	$32,404	$5,806	$14,634	$31,414	$29,787	$11,208	$-	$-	$125,253
Classified	426	-	-	-	-	-	-	-	426
Total	$32,830	$5,806	$14,634	$31,414	$29,787	$11,208	$-	$-	$125,679
YTD gross charge-offs	$-	$-	$17	$-	$-	$-	$-	$-	$17
Residential closed-end junior liens
Pass	$1,499	$116	$-	$172	$1,387	$1,850	$-	$15	$5,039
Investor-owned residential real estate
Pass	$24,556	$5,162	$23,649	$19,062	$14,166	$4,880	$1,283	$98	$92,856
Classified	708	-	-	-	-	-	-	-	708
Total	$25,264	$5,162	$23,649	$19,062	$14,166	$4,880	$1,283	$98	$93,564
Multifamily residential real estate
Pass	$40,092	$1,806	$2,148	$40,544	$25,681	$8,850	$126	$-	$119,247
Commercial real estate, owner occupied
Pass	$41,573	$11,091	$23,407	$4,792	$16,720	$7,914	$2,919	$-	$108,416
Special mention	6,396	-	-	-	-	-	-	-	6,396
Classified	2,409	-	-	-	-	-	-	-	2,409
Total	$50,378	$11,091	$23,407	$4,792	$16,720	$7,914	$2,919	$-	$117,221
Commercial real estate, other
Pass	$68,889	$21,841	$19,098	$36,157	$22,697	$13,279	$701	$-	$182,662
Commercial and industrial
Pass	$6,004	$438	$1,060	$12,667	$6,954	$6,938	$7,267	$-	$41,328
Classified	220	-	-	-	7	-	-	-	227
Total	$6,224	$438	$1,060	$12,667	$6,961	$6,938	$7,267	$-	$41,555
YTD gross charge-offs	$-	$12	$-	$-	$-	$12	$190	$-	$214
Public sector and IDA
Pass	$20,817	$-	$235	$26,702	$6,335	$6,462	$-	$-	$60,551
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$4,668	$-	$4,668
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$39	$-	$39
Automobile
Pass	$78	$204	$563	$1,619	$2,750	$7,047	$-	$-	$12,261
YTD gross charge-offs	$-	$3	$-	$1	$38	$-	$-	$-	$42
Other Consumer
Pass	$93	$334	$811	$1,943	$5,815	$12,356	$672	$-	$22,024
Special mention	-	-	-	-	-	17	-	-	17
Classified	-	-	-	-	11	15	-	-	26
Total	$93	$334	$811	$1,943	$5,826	$12,388	$672	$-	$22,067
YTD gross charge-offs	$-	$-	$-	$19	$52	$95	$-	$-	$166
Total Loans
Pass	$238,797	$47,892	$87,156	$187,901	$152,964	$90,825	$40,983	$113	$846,631
Special mention	6,396	-	-	-	-	17	-	-	6,413
Classified	3,763	-	-	286	18	15	49	-	4,131
Total	$248,956	$47,892	$87,156	$188,187	$152,982	$90,857	$41,032	$113	$857,175
YTD gross charge-offs	$-	$15	$17	$20	$90	$107	$229	$-	$478

The following table presents the recorded investment of collectively evaluated loans by loan pool and credit quality as of the date indicated.

December 31, 2022	Pass	Special Mention	Classified
Real Estate Construction
Construction, 1-4 family residential	$12,538	$-	$-
Construction, other	41,741	-	300
Consumer Real Estate
Equity lines	15,026	-	-
Residential closed-end first liens	122,187	-	461
Residential closed-end junior liens	2,446	-	-
Investor-owned residential real estate	80,143	-	603
Commercial Real Estate
Multifamily residential real estate	127,312	-	-
Commercial real estate owner-occupied	126,550	-	-
Commercial real estate, other	181,443	-	-
Commercial Non-Real Estate
Commercial and industrial	57,381	-	8
Public Sector and IDA
States and political subdivisions	48,074	-	-
Consumer Non-Real Estate
Credit cards	4,597	-	-
Automobile	9,932	-	3
Other consumer	19,398	-	18
Total	$848,768	$-	$1,393

Loan Modifications to Borrowers Experiencing Financial Difficulty

The Company modifies loans for a variety of reasons. At the date of modification, the Company assesses whether the borrower is experiencing financial difficulty. If the borrower is experiencing financial difficulty, the loan’s risk rating is evaluated and is typically changed to special mention or classified, which results in individual evaluation of the loan for the ACLL. The Company modified one loan to a borrower experiencing financial difficulty during the year ended December 31, 2023. The following table presents information on the modification.

	Interest Only Payments
Year Ended December 31, 2023	Amortized Cost Basis	% of Portfolio	Financial Effect
Commercial Real Estate
Commercial real estate owner-occupied	$6,396	5.46%	6 months of interest only payments, after which remaining balance will be re-amortized to the contractual maturity date.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty. The commercial real estate owner-occupied loan is in current status as of December 31, 2023. The loan is rated special mention and is individually evaluated using the discounted cash flow method, resulting in a specific reserve of $347.

There were no loans to borrowers experiencing financial difficulty that defaulted during the year ended December 31, 2023 and were modified in the twelve months prior to that default. The Company designates three circumstances that indicate default: one or more payments that occur more than 90 days past the due date, charge-off, or foreclosure after the date of modification.

Under GAAP in effect for December 31, 2022, the Company reported TDRs totaling $3,032. No new TDRs were recognized during 2022. Of the Company’s TDRs in default status as of December 31, 2022, none were modified within 12 months prior to default.

ACL on Unfunded Commitments

The following table presents information on the ACL for unfunded commitments for the year ended December 31, 2023:

Allowance for Credit Losses on Unfunded Commitments
Balance, December 31, 2022	$35
Adoption of ASU 2016-13	207
Provision for credit losses	17
Balance, December 31, 2023	$259

Note 6: Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment as of the dates indicated, follows:

	December 31,
	2023	2022
Premises	$15,724	$15,435
Furniture and equipment	7,862	6,658
Premises and equipment	23,586	22,093
Accumulated depreciation	(12,477)	(11,722)
Premises and equipment, net	$11,109	$10,371

Depreciation expense for the years ended December 31, 2023 and 2022 amounted to $754 and $609, respectively.

Premises includes construction in process. NBB has purchased land and developed plans for a new branch building in Roanoke, Virginia. The amount for the Roanoke location included in construction in process totaled $1,822 as of December 31, 2023 and $1,586 as of December 31, 2022. The Company expects the building will be completed and placed in service by the end of 2024.

Note 7: Deposits

The aggregate amounts of time deposits in denominations of $250 or more as of December 31, 2023 and 2022 were $65,777 and $18,610, respectively. As of December 31, 2023, the scheduled maturities of time deposits are as follows:

Year of Maturity	Time Deposits
2024	$214,540
2025	2,831
2026	2,110
2027	2,219
2028	1,540
Thereafter	-
Total time deposits	$223,240

As of December 31, 2023 and 2022, overdraft demand deposits reclassified to loans totaled $237 and $277, respectively. There were no deposit relationships that exceed 5% of total deposits.

Note 8: Employee Benefit Plans

401(k) Plan

The Company has a Retirement Accumulation Plan qualifying under Internal Revenue Code Section 401(k), in which NBB and NBFS are participating employers. Eligible participants may contribute up to 100% of their total annual compensation to the plan, subject to certain limits based on federal tax laws. Employee contributions are matched by the employer based on a percentage of an employee’s total annual compensation contributed to the plan. For the years ended December 31, 2023 and 2022, the Company contributed $446 and $392 respectively, included in salaries and employee benefits in the Consolidated Statements of Income.

Employee Stock Ownership Plan

The Company has a non-leveraged Employee Stock Ownership Plan (“ESOP”) which enables employees of NBI and its subsidiaries who have one year of service and who have attained the age of 21 prior to the plan’s January 1 and July 1 enrollment dates to own NBI common stock. Contributions to the ESOP, which are not mandatory, are determined annually by the NBI Board of Directors. Contribution expense amounted to $300 for the year ended December 31, 2023 and $400 for the year ended December 31, 2022. Dividends on ESOP shares are charged to retained earnings. As of December 31, 2023, the number of shares held by the ESOP was 189,869. All shares held by the ESOP are treated as outstanding in computing the Company’s basic net income per share. Upon reaching age 55 with 10 years of plan participation, a vested participant has the right to diversify 50% of his or her allocated ESOP shares, and NBI or the ESOP, with the agreement of the trustee, is obligated to purchase those shares. The ESOP contains a put option which allows a withdrawing participant to require the Company or the ESOP, if the plan administrator agrees, to purchase his or her allocated shares if the shares are not readily tradable on an established market at the time of distribution.

Salary Continuation Plan

The Company has a non-qualified Salary Continuation Plan for certain key officers. The plan provides the participating officers with supplemental retirement income, payable for the greater of 15 years after retirement or the officer’s lifetime. The associated liability, included in other liabilities in the Consolidated Balance Sheets, was $3,371 as of December 31, 2023 and $3,339 as of December 31, 2022. The expense accrued for the plans in 2023 and 2022, based on the present value of the retirement benefits, amounted to $317 and $326 respectively, included in salaries and employee benefits on the Consolidated Statements of Income. The plan is unfunded. However bank-owned life insurance has been acquired on the life of the key employees in amounts sufficient to discharge the obligations of the agreement.

Defined Benefit Plan

The Company’s defined benefit pension plan covers substantially all employees. The plan benefit formula is based upon the length of service of retired employees and a percentage of qualified W-2 compensation during their final years of employment. Information pertaining to activity in the plan during the years indicated, is as follows:

	December 31,
	2023	2022
Change in benefit obligation
Projected benefit obligation at beginning of year	$23,128	$35,312
Service cost (1)	813	1,297
Interest cost (2)	1,091	817
Actuarial loss (gain) (3)	1,542	(11,566)
Benefits paid	(824)	(2,732)
Projected benefit obligation at end of year	$25,750	$23,128

Change in plan assets
Fair value of plan assets at beginning of year	$29,746	$36,187
Actual return on plan assets	3,587	(3,709)
Benefits paid	(824)	(2,732)
Fair value of plan assets at end of year	$32,509	$29,746

Funded status at the end of the year	$6,759	$6,618
Amounts recognized in the Consolidated Balance Sheet
Deferred tax liabilities	$(1,419)	$(1,390)
Other assets	6,759	6,618
Total amounts recognized in the Consolidated Balance Sheet	$5,340	$5,228

Amounts recognized in accumulated other comprehensive loss, net
Net loss	$(2,924)	$(2,968)
Deferred tax asset	614	623
Amount recognized	$(2,310)	$(2,345)
		(continued )

Accrued/Prepaid benefit cost, net
Benefit obligation	$(25,750)	$(23,128)
Fair value of assets	32,509	29,746
Unrecognized net actuarial loss	2,924	2,968
Deferred tax liability	(2,033)	(2,013)
Prepaid benefit cost included in other assets	$7,650	$7,573
Components of net periodic benefit cost
Service cost(1)	$813	$1,297
Interest cost(2)	1,091	817
Expected return on plan assets(2)	(2,070)	(2,517)
Recognized net actuarial loss(2)	69	441
Net periodic benefit cost	$(97)	$38

Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net gain	$(44)	$(5,781)
Deferred income tax expense	9	1,214
Total recognized	$(35)	$(4,567)

Total recognized in net periodic benefit cost and other comprehensive loss	$(141)	$(5,743)

Weighted average assumptions at end of the year
Discount rate used for net periodic pension cost	5.00%	2.50%
Discount rate used for disclosure	4.75%	5.00%
Expected return on plan assets	7.50%	7.50%
Rate of compensation increase	3.00%	3.00%

(1)	Cost is included in Salaries and Employee Benefits expense on the Consolidated Statements of Income.
(2)	Cost is included in other operating expense on the Consolidated Statements of Income.
(3)	Please see table below for detail on the components of actuarial loss (gain).

The following table presents the components of actuarial loss (gain):

	For the Year Ended December 31,
Components of actuarial loss (gain)	2023	2022
Loss due to demographic changes	$934	$66
Gain due to change in mortality table	(291)	-
Loss (gain) due to change in discount rate	899	(11,632)
Actuarial loss (gain)	1,542	(11,566)
(Gain) loss due to asset return	(1,517)	6,226
Actuarial loss (gain) with asset return	25	(5,340)

Long-Term Rate of Return

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

The preferred target allocation for the assets of the defined benefit pension plan is 65% in equity securities and 35% in fixed income securities. Equity securities include investments in large-cap and mid-cap companies primarily located in the United States, although a small number of international large-cap companies are included. There are also investments in mutual funds holding the equities of large-cap and mid-cap U.S. companies. Fixed income securities include U.S. government agency securities and corporate bonds from companies representing diversified industries. There are no investments in hedge funds, private equity funds or real estate. The Company’s required minimum pension contribution for 2024 has not yet been determined. Fair value measurements of the pension plan’s assets as of the dates indicated are presented below:

	Fair Value Measurements as of December 31, 2023
Asset Category	Total	Level 1	Level 2	Level 3
Cash	$867	$867	$-	$-
Equity securities:
U. S. companies	17,540	17,540	-	-
International companies	400	400	-	-
Equities mutual funds (1)	6,098	6,098	-	-
State and political subdivisions	51	-	51	-
Corporate bonds – investment grade (2)	7,553	-	7,553	-
Total pension plan assets	$32,509	$24,905	$7,604	$-

	Fair Value Measurements as of December 31, 2022
Asset Category	Total	Level 1	Level 2	Level 3)
Cash	$415	$415	$-	$-
Equity securities:
U. S. companies	15,459	15,459	-	-
International companies	770	770	-	-
Equities mutual funds (1)	6,090	6,090	-	-
State and political subdivisions	51	-	51	-
Corporate bonds – investment grade (2)	6,961	-	6,961	-
Total pension plan assets	$29,746	$22,734	$7,012	$-

(1)	This category comprises actively managed equity funds invested in large-cap and mid-cap U.S. companies.
(2)	This category represents investment grade bonds of U.S. issuers from diverse industries.

Estimated future benefit payments, which reflect expected future service, as appropriate, as of December 31, 2023 are as follows:

Year	Estimated Benefit Payment
2024	$4,971
2025	$783
2026	$1,824
2027	$1,746
2028	$1,817
2029 - 2033	$11,559

Note 9: Income Taxes

The Company files United States federal income tax returns, and Virginia, West Virginia and North Carolina state income tax returns. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2020. Allocation of income tax expense between current and deferred portions for the period indicated is as follows:

	Year Ended December 31,
	2023	2022
Current	$2,234	$5,940
Deferred (benefit) expense	750	(109)
Total income tax expense	$2,984	$5,831

The following reconciles the “expected” income tax expense, computed by applying the U.S. federal income tax rate of 21% to income before tax expense, with the reported income tax expense as of the period indicated:

	Year Ended December 31,
	2023	2022
Computed “expected” income tax expense	$3,922	$6,670
Tax-exempt interest income	(354)	(728)
Nondeductible interest expense	(170)	24
Other, net	(414)	(135)
Reported income tax expense	$2,984	$5,831

The components of net deferred tax assets, included in other assets as of the dates indicated, are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Allowance for credit losses and unearned fee income	$2,155	$1,906
Valuation allowance on other real estate owned	-	248
Defined benefit pension plan	614	623
Deferred compensation and other liabilities	889	919
Net unrealized loss on securities available for sale	16,629	21,644
Lease accounting	237	303
Unvested stock-based compensation	5	-
Total deferred tax assets	$20,529	$25,643

Deferred tax liabilities:
Fixed assets	$(597)	$(463)
Goodwill	(1,228)	(1,228)
Defined benefit pension plan, prepaid portion	(2,034)	(2,013)
Lease accounting	(230)	(297)
Discount accretion of securities	(122)	(84)
Total deferred tax liabilities	(4,211)	(4,085)
Net deferred tax assets	$16,318	$21,558

The Company determined that no valuation allowance for gross deferred tax assets was necessary as of December 31, 2023 and 2022.

Note 10: Restrictions on Dividends

The Company’s principal source of funds for dividend payments is dividends received from its subsidiary bank. For the years ended December 31, 2023 and 2022, dividends received from the subsidiary bank were $12,000 and $25,000, respectively.

Substantially all of NBI’s retained earnings are undistributed earnings of its sole banking subsidiary, which are restricted by various regulations administered by federal bank regulatory agencies. Bank regulatory agencies restrict, unless prior approval is obtained, the total dividend payments of a bank in any calendar year to the bank’s retained net income of that year to date, as defined, combined with its retained net income of the preceding two years, less any dividends paid. During 2023 and 2022, the Bank applied to its primary regulator and was approved to dividend to NBI an amount in excess of the regulatory maximum. The purpose in the excess dividend was to provide cash for stock repurchases, pay regular dividends and a special one-time dividend, and provide operating cash for NBI. As of December 31, 2023, NBB’s retained net income, which was free of such restriction, amounted to approximately $9,456. The Bank remains in a highly capitalized position and the Company intends to request approval for additional dividends in 2024.

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

NBB’s CET1 capital includes common stock and related surplus and retained earnings. The Basel III Capital Rules provide an option to exclude components of accumulated other comprehensive loss from CET1 capital. NBB elected to exclude components of accumulated other comprehensive loss from CET1 capital.

Tier 1 Capital includes CET1 capital and additional Tier 1 capital components. As of December 31, 2023 and 2022, NBB did not hold any additional Tier 1 capital beyond CET1 capital. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital includes the allowance for credit losses. NBB’s risk-weighted assets were $1,082,158 as of December 31, 2023 and $1,092,101 as of December 31, 2022. Management believes, as of December 31, 2023 and 2022, that NBB met all capital adequacy requirements to which it is subject.

As of December 31, 2023, the most recent notifications from the Office of the Comptroller of the Currency categorized NBB as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, CET1 risk-based and Tier 1 leverage ratios, as set forth in the following tables. There are no conditions or events since these notifications that management believes have changed NBB’s category.

NBB’s capital amounts and ratios as of the dates indicated are presented in the following tables.

December 31, 2023	Actual		Minimum Capital Requirement(1)		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$195,782	18.09%	$113,627	10.50%	$108,216	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$186,429	17.23%	$91,983	8.50%	$86,573	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$186,429	17.23%	$75,751	7.00%	$70,340	6.50%
Tier 1 Capital (to Average Assets)	$186,429	11.05%	$67,491	4.00%	$84,364	5.00%

December 31, 2022	Actual		Minimum Capital Requirement(1)		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$191,883	17.57%	$114,671	10.50%	$109,210	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$183,623	16.81%	$92,829	8.50%	$87,368	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$183,623	16.81%	$76,447	7.00%	$70,987	6.50%
Tier 1 Capital (to Average Assets)	$183,623	10.50%	$69,925	4.00%	$87,406	5.00%

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

Note 12: Condensed Financial Statements of Parent Company

Financial information pertaining only to NBI (Parent) as of the dates and for the years indicated, is as follows:

Condensed Balance Sheets	December 31,
	2023	2022
Assets
Cash due from subsidiaries	$11,010	$14,927
Investments in subsidiaries	129,731	107,746
Refundable income taxes	-	70
Other assets	655	648
Total assets	$141,396	$123,391

Liabilities and Stockholders’ Equity
Other liabilities	$874	$704
Stockholders’ equity	140,522	122,687
Total liabilities and stockholders’ equity	$141,396	$123,391

Condensed Statements of Income	Year Ended December 31,
	2023	2022
Income
Dividends from subsidiaries	$12,000	$25,000
Gain on sale of private equity investment	232	3,823
Total income	12,232	28,823
Expenses
Other expenses	2,142	1,220
Income before income tax benefit (expense) and equity in undistributed net income of subsidiaries	10,090	27,603
Applicable income tax benefit (expense)	499	(491)
Income before equity (deficit) in undistributed net income of subsidiaries	10,589	27,112
Equity (deficit) in undistributed net income of subsidiaries	5,102	(1,180)
Net income	$15,691	$25,932

Condensed Statements of Cash Flows	Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities
Net income	$15,691	$25,932
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity) deficit in undistributed net income of subsidiaries	(5,102)	1,180
Net change in refundable income taxes due from subsidiaries	70	576
Net change in other assets	38	593
Net change in other liabilities	170	(390)
Net cash provided by operating activities	10,867	27,891
		(continued)

Cash Flows from Financing Activities
Cash dividends paid	(14,784)	(8,950)
Shares repurchased	-	(6,338)
Net cash used in financing activities	(14,784)	(15,288)
Net change in cash	(3,917)	12,603
Cash due from subsidiaries at beginning of year	14,927	2,324
Cash due from subsidiaries at end of year	$11,010	$14,927

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

The following table presents the unfunded balance of financial instruments that pose credit risk as of the dates indicated:

	December 31,
	2023	2022
Commitments to extend credit	$220,656	$197,459
Standby letters of credit	20,711	17,021
Mortgage loans sold with potential recourse	7,325	8,654

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company, is based on management’s credit evaluation of the customer.

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

The Company originates mortgage loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2023, the Company originated $7,624 and sold $7,325 mortgage loans to investors, compared with $7,882 originated and $8,654 sold in 2022. Every contract with each investor contains certain recourse language. In general, the Company may be required to repurchase a previously sold mortgage loan if there is major noncompliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. Repurchase may also be required if necessary governmental loan guarantees are canceled or never issued, or if an investor is forced to buy back a loan after it has been resold as a part of a loan pool. In addition, the Company may have an obligation to repurchase a loan if the mortgagor defaults early in the loan term. This potential default period is approximately 12 months after sale of a loan to the investor.

As of December 31, 2023, the Company had locked-rate commitments to originate mortgage loans of $233 and loans held for sale of $406. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any counterparty to fail to meet its obligations.

The Company maintains cash accounts in other commercial banks. The Company had $962 in deposits with correspondent institutions as of December 31, 2023 that were not insured by the FDIC.

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

Loans secured by residential real estate were $241,564, or approximately 28% of the portfolio, and $221,052, or 26% of the portfolio as of December 31, 2023 and 2022, respectively. Commercial real estate as of December 31, 2023 and 2022 represented approximately 49% and 51%, respectively, of the loan portfolio, at $419,130 and $437,888, respectively. Included in commercial real estate are loans for college housing and professional office buildings that comprised $167,794 and $196,398 as of December 31, 2023 and 2022, respectively, corresponding to approximately 20% of the loan portfolio as of December 31, 2023 and 23% of the loan portfolio as of December 31, 2022. Professional office buildings house a variety of businesses, including medical, dental, engineering, attorneys, and higher education. Many of the properties are mixed-use and include residential and retail space along with professional businesses.

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

Financial Instruments Measured At Fair Value on a Recurring Basis

Securities Available for Sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). The carrying value of restricted Federal Reserve Bank of Richmond and Federal Home Loan Bank of Atlanta stock approximates fair value based upon the redemption provisions of each entity and is therefore excluded from the following tables. The following tables present the balances of financial assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurement Using
December 31, 2023	Balance	Level 1	Level 2	Level 3
U.S. government agencies and corporations	$311,844	$-	$311,844	$-
States and political subdivisions	149,893	-	149,893	-
Mortgage-backed securities	150,151	-	150,151	-
Corporate debt securities	5,750	-	5,750	-
U.S. treasury	963		963
Total securities available for sale	$618,601	$-	$618,601	$-

		Fair Value Measurement Using
December 31, 2022	Balance	Level 1	Level 2	Level 3
U.S. Government agencies and corporations	$336,575	$-	$336,575	$-
States and political subdivisions	152,200	-	152,200	-
Mortgage-backed securities	161,477	-	161,477	-
Corporate debt securities	5,664	-	5,664	-
U.S. treasury	936	-	936	-
Total securities available for sale	$656,852	$-	$656,852	$-

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

Interest Rate Loan Contracts and Forward Sale Commitment

The Company originates consumer real estate loans which it intends to sell to a correspondent lender. Interest rate loan contracts and forward sale commitments result from originating loans held for sale and are derivatives reported at fair value. The Company enters interest rate lock commitments with customers who apply for a loan which the Company intends to sell to a correspondent lender. The interest rate loan contract ends when the loan closes or the customer withdraws their application. Fair value of the interest rate loan contract is based upon the correspondent lender’s pricing quotes at the report date. Fair value is adjusted for the estimated probability of the loan closing with the borrower.

At the time the Company enters into an interest rate loan contract with a customer, it also enters into a best efforts forward sales commitment with the correspondent lender. If the loan is closed and funded, the best efforts commitment converts to a mandatory forward sales commitment. Fair value is based on the gain or loss that would occur if the Company were to pair-off the transaction with the investor at the measurement date. This is a Level 3 input. The Company measures and reports best efforts commitments at fair value.

Interest rate loan contracts and forward sale commitments are valued based on quotes from the correspondent lender at the reporting date. Pricing changes daily and if a loan has not been sold to the correspondent by the next reporting date, the fair value may be different from that reported currently. Changes in fair value measurement impacts net income.

The Company had one rate lock commitment as of December 31, 2023, resulting in an interest rate loan contract and a forward sales commitment. The interest rate lock commitment gave rise to an asset and the forward loan sales contracts gave rise to a liability. The Company had one rate lock commitment as of December 31, 2022, resulting in an interest rate loan contract and forward sales commitment. The interest rate lock was at market value as of December 31, 2022 and did not result in recognition of an asset or liability.

The following tables present information on the interest rate loan contracts and forward sale commitments as of the date indicated:

		Fair Value Measurement Using
December 31, 2023	Balance	(Level 1)	(Level 2)	(Level 3)
Interest rate loan contract	$3	$-	$-	$3
Forward sale commitment	$(4)	$-	$-	$(4)

December 31, 2023	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate loan contract	Market approach	Pull-through rate	100%(1)
Forward sale commitment	Market approach	Pull-through rate	100%(1)

Interest rate loan contract	Market approach	Current reference price	102.64%(2)
Forward sale commitment	Market approach	Current reference price	101.60% - 102.64% (101.98%)(3)

(1)	All contracts are valued using the same pull-through rate
(2)	Comprised of only one loan.
(3)	Current reference prices were weighted by the relative amount of the loan

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale as of December 31, 2022.

Collateral Dependent Loans

Collateral dependent loans are measured on a non-recurring basis for the ACL. As of December 31, 2023, the Company evaluated three collateral dependent loans. None of the loans had a specific allocation.

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

The Company did not have any OREO as of December 31, 2023. The following table summarizes the Company’s OREO measured at fair value on a nonrecurring basis as of December 31, 2022.

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

As of December 31, 2022, the Company held a single OREO property, measured using appraised value, discounted by selling costs. During 2022, the Company reduced the list price as part of a marketing strategy and recorded an additional discount for marketability.

Fair Value Summary

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2023 and December 31, 2022. Fair values are estimated using the exit price notion.

		Estimated Fair Value
December 31, 2023	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$12,967	$12,967	$-	$-
Interest-bearing deposits	73,636	73,636	-	-
Securities available for sale	618,601	-	618,601	-
Restricted stock, at cost	1,264	-	1,264	-
Mortgage loans held for sale	406	-	406	-
Loans, net	847,552	-	-	793,800
Accrued interest receivable	6,313	-	6,313	-
Bank-owned life insurance	43,583	-	43,583	-
Interest rate loan contract	3	-	-	3
Financial liabilities:
Deposits	$1,503,972	$-	$1,280,732	$222,374
Accrued interest payable	1,416	-	1,416	-
Forward sale commitment	4	-	-	4

		Estimated Fair Value
December 31, 2022	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$12,403	$12,403	$-	$-
Interest-bearing deposits	59,026	59,026	-	-
Securities available for sale	656,852	-	656,852	-
Restricted stock, at cost	941	-	941	-
Loans, net	844,519	-	-	781,749
Accrued interest receivable	6,001	-	6,001	-
Bank-owned life insurance	43,312	-	43,312	-
Financial liabilities:
Deposits	$1,542,725	$-	$1,475,096	$67,542
Accrued interest payable	106	-	106	-

Note 16: Components of Accumulated Other Comprehensive Loss

The following table summarizes the activity related to each component of accumulated other comprehensive loss for the years ended December 31, 2023 and 2022:

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance as of December 31, 2021	$2,854	$(6,912)	$(4,058)
Unrealized holding loss on available for sale securities net of tax of ($22,403)	(84,275)	-	(84,275)
Net pension gain, net of tax of $1,214	-	4,567	4,567
Balance as of December 31, 2022	$(81,421)	$(2,345)	$(83,766)
Unrealized holding gain on available for sale securities net of tax of $4,315	16,233	-	16,233
Reclassification adjustment, net of tax of $700	2,632	-	2,632
Net pension gain, net of tax of $9	-	35	35
Balance as of December 31, 2023	$(62,556)	$(2,310)	$(64,866)

The following table provides detail on reclassifications out of accumulated other comprehensive loss for the years indicated:

	December 31,
	2023	2022
Component of Accumulated Other Comprehensive Loss
Reclassification out of unrealized losses on available for sale securities:
Realized securities loss, net	$(3,332)	$-
Income tax benefit	700	-
Realized loss on available for sale securities, net of tax, reclassified out of accumulated other comprehensive loss	$(2,632)	$-

Note 17. Goodwill

In accounting for goodwill, the Company conducts an impairment review at least annually and more frequently if certain impairment indicators are evident. As of December 31, 2023 and December 31, 2022, the gross carrying value of goodwill was $5,848. Testing for 2023 and 2022 did not indicate impairment.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2023 and 2022.

	December 31,
	2023	2022
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$2,518	$2,425
Other service charges and fees	297	214
Credit and debit card fees, net	1,678	1,916
Trust income	1,901	1,817
Insurance and Investment(1)	677	622
Gain on sale of OREO(1)	1	-
Noninterest Income (in-scope of Topic 606)	$7,072	$6,994
Noninterest Income (out-of-scope of Topic 606)	2,287	5,407
Total noninterest income	$9,359	$12,401

(1)	Included within net costs of other real estate owned on the Consolidated Statements of Income.

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

Options to Extend, Residual Value Guarantees, and Restrictions and Covenants

Of the Company’s six operating leases as of December 31, 2023, four leases offer the option to extend the lease term. Two of the leases have two options of five years each and one lease has two options of three years each. At the time of capitalization, the Company was not reasonably certain whether it would exercise the options and did not include the time period in the calculation of the lease liability. Another lease has one option to extend the term for an additional five years. The Company exercised a previous option in 2020 to extend the lease. The lease agreement provides that the lease payment will increase at the exercise date based on the Consumer Price Index for All Urban Consumers (“CPI-U”). Because the CPI-U at the exercise date is unknown, the increase is not included in the cash flows determining the lease liability. None of the Company’s leases provide for residual value guarantees and none provide restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The contracts in which the Company is lessee are with parties external to the Company and not related parties. The Company’s lease right of use asset as of the dates and for the periods indicated is included in other assets and the lease liability is included in other liabilities. The following tables present information about leases:

	December 31, 2023	December 31, 2022
Lease liability	$1,127	$1,444
Right-of-use asset	$1,096	$1,415
Weighted average remaining lease term (in years)	4.39	5.14
Weighted average discount rate	3.29%	3.29%

	For the Year Ended December 31,
	2023	2022
Lease Expense
Operating lease expense	$364	$331
Short-term lease expense	20	2
Total lease expense	$384	$333

Cash paid for amounts included in lease liabilities	$382	$331
Right-of-use assets obtained in exchange for operating lease liabilities commencing during the period	$-	$161

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability as of the dates indicated:

Undiscounted Cash Flow for the	As of December 31, 2023
Twelve months ending December 31, 202	$346
Twelve months ending December 31, 2025	260
Twelve months ending December 31, 2026	211
Twelve months ending December 31, 2027	188
Twelve months ending December 31, 2028	190
Thereafter	16
Total undiscounted cash flows	$1,211
Less: discount	$(84)
Lease liability	$1,127

Note 20: Stock Based Compensation

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

Restricted Stock Awards

Under the Plan, part of the 2023 semi-annual retainer for non-employee directors was paid in restricted stock awards (“RSAs”). A summary of changes in the Company’s nonvested RSAs under the Plan for the year ended December 31, 2023 follows:

	Year Ended December 31, 2023
	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2023	-	$-
Granted	4,095	30.73
Nonvested at December 31, 2023	4,095	$30.73

The RSAs vest on the one year anniversary of the grant date. The RSAs are fair valued on the grant date and expense recognized over the vesting period. Stock based compensation expense was $42 for the year ended December 31, 2023. As of December 31, 2023, expense of $84 related to the non-vested RSAs is expected to be recognized over the coming 11 months.

Note 21: Earnings Per Share

The factors used in the earnings per share computation for the periods indicated are presented below:

	For the Year Ended December 31,
	2023			2022
$ in thousands, except per share amounts	Net Income (Numerator)	Common Shares(1) (Denominator)	Per Share	Net Income (Numerator)	Common Shares(1) (Denominator)	Per Share
Basic earnings per share	$15,691	5,889,687	$2.66	$25,932	5,989,601	$4.33
Dilutive shares for restricted stock awards:		266			-
Diluted earnings per share	$15,691	5,889,953	$2.66	$25,932	5,989,601	$4.33

(1)	Weighted average outstanding

RSA grants are disregarded in the computation of diluted earnings per share if they are determined to be anti-dilutive. There were no anti-dilutive RSAs for the year ended December 31, 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of National Bankshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of National Bankshares, Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Notes 1 and 5 to the financial statements, the Company changed its method of accounting for credit losses in 2023 due to the adoption of Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, including all related amendments.

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

Allowance for Credit Losses – Collectively Evaluated Loans

Description of the Matter

As described in Note 1 (Summary of Significant Accounting Policies) and Note 5 (Allowance for Credit Losses on Loans and Nonperforming Assets) to the consolidated financial statements, the Company changed its method of accounting for credit losses on January 1, 2023, due to the adoption of Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as amended. The allowance for credit losses on loans (ACLL) is a valuation allowance that represents management’s best estimate of expected credit losses on loans measured at amortized cost considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms. Loans which share common risk characteristics are pooled and collectively evaluated by the Company using historical data, modified by peer data, as well as assessments of current conditions and reasonable and supportable forecasts of future conditions. The Company’s ACLL related to collectively evaluated loans represented $8.5 million of the total recorded ACLL of $9.1 million as of December 31, 2023. The collectively evaluated ACLL consists of quantitative and qualitative components.

The Company uses a discounted cash flow method for all of its pools except for bankcards, which are measured using the historical loss rate adjusted for the forecast. These estimates consider large amounts of data in tabulating default, loss given default, and prepayment speeds and require complex calculations as well as management judgment in the selection of appropriate inputs. In addition to the quantitative component, the collectively evaluated ACLL also includes a qualitative component which aggregates management’s assessment of available information relevant to assessing collectability that is not captured in the quantitative loss estimation process. Factors considered by management in developing its qualitative estimates include: changes in lending policies; management experience; economic conditions; loans past due; competitive, legal and regulatory environment; and other loan characteristics. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Management exercised significant judgment when estimating the ACLL on collectively evaluated loans. We identified the estimation of the collectively evaluated ACLL as a critical audit matter as auditing the collectively evaluated ACLL involved especially complex and subjective auditor judgment in evaluating management’s assessment of the inherently subjective estimates.

The primary audit procedures we performed to address this critical audit matter included:

●	Obtaining an understanding of the Company’s process for determining its ACLL, including the underlying methodology and significant inputs to the calculation.
●	Substantively testing management’s process for measuring the collectively evaluated ACLL, including:
■

Evaluating the conceptual soundness, assumptions, and key data inputs of the Company’s discounted cash flow methodology, including the identification of loan pools, the probability of default and loss given default rate inputs, and the prepayment/curtailment rate inputs for each pool.

■	Evaluating management’s selection of forecasting inputs and testing the accuracy of management’s incorporation of its forecasts in the collectively evaluated ACLL estimate.
■	Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative factors.
■	Evaluating the qualitative factors for directional consistency in comparison to prior periods and for reasonableness in comparison to underlying supporting data.
■	Testing the mathematical accuracy of the ACLL for collectively evaluated loans including both the discounted cashflow and qualitative factor components of the calculations.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company's auditor since 2000.

Winchester, Virginia

March 19, 2024

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's management evaluated, with the participation of the Company's principal executive officer and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of December 31, 2023 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In order to ensure that the Company's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2023. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO, 2013) of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2023. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in its annual report.

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

Item 9B. Other Information

(a) None.

(b) During the quarter ended December 31, 2023, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to the directors of the Company and the Company’s audit committee and the audit committee financial expert is incorporated herein by reference to the Company’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (“Proxy Statement”) under the headings “Proposals 1&2 - Election of Directors” and “Corporate Governance Matters”. The Proxy Statement will be filed within 120 days after the end of the Company’s 2023 fiscal year. Information about the Company’s executive officers required by this item is included in Part I, Item I of this Form 10-K under the heading “Executive Officers of the Company”.

The information required by Item 10 with respect to applicable filing requirements under Section 16(a) of the Exchange Act is incorporated herein by reference to the information that appears under the heading “Stock Ownership of Directors and Executive Officers – Delinquent Section 16(a) Reports” in the Company’s Proxy Statement.

The Company and each of its subsidiaries have adopted codes of ethics for directors, officers and employees, specifically including the Chief Executive Officer and Chief Financial Officer of the Company. These Codes of Ethics are available on the Company’s web site at www.nationalbankshares.com. Any amendments to, or waivers of, these Code of Ethics applicable to our directors, executive officers, principal accounting officer or controller or persons performing similar functions, and required to be disclosed, will be posted on the Company’s web site at www.nationalbankshares.com.

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

Equity Compensation Plan Table

The following table summarizes information, as of December 31, 2023, relating to the Company’s 2023 Stock Incentive Plan, pursuant to which awards may be granted from time to time in the form of stock options, restricted stock, and restricted stock units. During 2023, the Company issued 4,095 restricted shares. As of December 31, 2023, there were no equity awards outstanding.

	Number of Shares To be Issued Upon Exercise Of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by shareholders	—	$—	115,905
Equity compensation plans not approved by shareholders	—	—	—
Total	—	$—	115,905

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference to the information that appears under the headings “Corporate Governance Matters,” “Directors Independence; Certain Transactions with Officers and Directors” and “Proposals 1&2 - Election of Directors” in the Company’s Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the information that appears under the heading “Principal Accounting Fees and Services” in the Company’s Proxy Statement.

Part IV

Item 15. Exhibit and Financial Statement Schedules

(a) (1) Financial Statements

The following consolidated financial statements of National Bankshares, Inc. are included in Item 8:

Reports of Independent Registered Public Accounting Firm (Yount, Hyde & Barbour, P.C., Winchester, VA, U.S. PCAOB Auditor Firm I.D.: 613)

Consolidated Balance Sheets – As of December 31, 2023 and 2022

Consolidated Statements of Income – Years ended December 31, 2023 and 2022

Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2023 and 2022

Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2023 and 2022

Consolidated Statements of Cash Flows – Years ended December 31, 2023 and 2022

Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules

Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or if the information is contained elsewhere in this Form 10-K.

(a) (3) Exhibits

A list of the exhibits filed or incorporated in this Form 10-K by reference is as follows:

Exhibit No.	Description
2(i)	Agreement and Plan of Merger, dated as of January 23, 2024, by and among National Bankshares, Inc., The National Bank of Blacksburg and Frontier Community Bank	(incorporated herein by reference to Exhibit 2.1 of the Form 8-K filed on January 24, 2024)
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8-K filed on March 16, 2006)
3(ii)	Amended and Restated Bylaws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.2 of the Form 8-K filed on January 24, 2024)
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10-K for fiscal year ended December 31, 1993)
+4(ii)	Description of National Bankshares, Inc.’s Securities	Filed herewith
*10(i)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 of Form 10-Q for the period ended September 30, 2002)
*10(ii)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on March 11, 2015)
*10(iii)	Executive Employment Agreement, dated October 11, 2023, by and between National Bankshares Inc. and Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on October 11, 2023)
(continued)

*10(iv)	Executive Employment Agreement, dated October 11, 2023, by and between National Bankshares Inc. and Lora M. Jones	(incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on October 11, 2023)
*10(v)	Executive Employment Agreement, dated October 11, 2023, by and between National Bankshares Inc. and The National Bank of Blacksburg, and Bobby D. Sanders, II	(incorporated herein by reference to Exhibit 10.3 of the Form 8-K filed on October 11, 2023)
*10(vi)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 99 of the Form 8-K filed on February 8, 2006)
*10(vii)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8-K filed on December 19, 2007)
*10(viii)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8-K filed on June 12, 2008)
*10(ix)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii) of the Annual Report on Form 10-K for fiscal year ended December 31, 2008)
*10(x)	Second Salary Continuation Agreement dated June 26, 2016 between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on July 20, 2016)
*10(xi)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on January 25, 2012)
*10(xii)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on January 25, 2012)
*10(xiii)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on January 25, 2012)
*10(xiv)	Third Amendment, dated January 20, 2012, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on January 25, 2012)
*10(xv)	Fourth Amendment, dated August 16, 2021, to National Bankshares, Inc. Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on August 20, 2021)
*10(xvi)	Salary Continuation Agreement dated February 8, 2006 between The National Bankshares, Inc. and Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on March 6, 2017)
*10(xvii)	First Amendment, dated December 19, 2007, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on March 6, 2017)
*10(xviii)	Second Amendment, dated December 17, 2008, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on March 6, 2017)
*10(xix)	Third Amendment, dated June 22, 2016, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on March 6, 2017)
*10(xx)	Fourth Amendment, dated August 16, 2021, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.3 of the Form 8-K filed on August 20, 2021)
*10(xxi)	Salary Continuation Agreement dated May 24, 2013 between The National Bank of Blacksburg and Paul A. Mylum	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on March 8, 2018)
*10(xxii)	First Amendment, dated August 16, 2021, to National Bankshares, Inc. Salary Continuation Agreement for Paul A. Mylum	(incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on August 20, 2021)
*10(xxiii)	National Bankshares, Inc. 2023 Stock Incentive Plan	(incorporated by reference to Appendix A of the Proxy Statement for the Annual Meeting of Shareholders held on May 9, 2023, filed on March 24, 2023)
(continued)

+21	Subsidiaries of the Registrant	Filed herewith
+23	Consent of Yount, Hyde & Barbour, P.C.	Filed herewith
+31(i)	Section 302 Certification of Chief Executive Officer	Filed herewith
+31(ii)	Section 302 Certification of Chief Financial Officer	Filed herewith
+32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Filed herewith
+32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Filed herewith
+97.1	National Bankshares, Inc. Clawback Policy	Filed herewith
+101

The following materials from National Bankshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

Date: March 19, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Date	Title
/s/ LAWRENCE J. BALL	March 19, 2024	Director
Lawrence J. Ball

/s/ F. BRAD DENARDO	March 19, 2024	Chairman, President and CEO, National Bankshares, Inc.
F. Brad Denardo		(Principal Executive Officer)
Director
/s/ JOHN E. DOOLEY	March 19, 2024	Director
John E. Dooley

/s/ MICHAEL E. DYE	March 19, 2024	Director
Michael E. Dye

/s/ NORMAN V. FITZWATER, III	March 19, 2024	Director
Norman V. Fitzwater, III

/s/ CHARLES E. GREEN, III	March 19, 2024	Director
Charles. E. Green, III

/s/ MILDRED R. JOHNSON	March 19, 2024	Director
Mildred R. Johnson

/s/ LORA M. JONES	March 19, 2024	Treasurer and CFO, National Bankshares, Inc.
Lora M. Jones		(Principal Financial Officer)
(Principal Accounting Officer)
/s/ MARY G. MILLER	March 19, 2024	Director
Mary G. Miller

(continued)

/s/ WILLIAM A. PEERY	March 19, 2024	Director
William A. Peery

/s/ LARA E. RAMSEY	March 19, 2024	Corporate Secretary
Lara E. Ramsey		Director

/s/ GLENN P. REYNOLDS	March 19, 2024	Director
Glenn P. Reynolds

/s/ JAMES C. THOMPSON	March 19, 2024	Director
James C. Thompson