Form 10-Q
period 2024-03-31
NATIONAL BANKSHARES INC
filed 2024-05-15
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Outstanding shares of common stock at May 14, 2024

5,893,782

NATIONAL BANKSHARES, INC.

Form 10-Q

Part I
Item 1. Financial Statements	Financial Information
National Bankshares, Inc.
Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
(in thousands, except share and per share data)	2024	2023
Assets
Cash and due from banks	$10,656	$12,967
Interest-bearing deposits	110,527	73,636
Total cash and cash equivalents	121,183	85,603
Securities available for sale, at fair value	609,968	618,601
Restricted stock, at cost	1,248	1,264
Mortgage loans held for sale	-	406
Loans:
Loans, net of unearned income and deferred fees and costs	863,548	856,646
Less allowance for credit losses	(9,055)	(9,094)
Loans, net	854,493	847,552
Premises and equipment, net	11,214	11,109
Accrued interest receivable	6,478	6,313
Goodwill	5,848	5,848
Bank-owned life insurance	43,840	43,583
Other assets	34,934	34,091
Total assets	$1,689,206	$1,655,370

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$283,870	$281,215
Interest-bearing demand deposits	838,450	821,661
Savings deposits	175,587	177,856
Time deposits	239,901	223,240
Total deposits	1,537,808	1,503,972
Accrued interest payable	2,514	1,416
Other liabilities	9,494	9,460
Total liabilities	1,549,816	1,514,848
Commitments and contingencies
Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	$-	$-
Common stock of $1.25 par value and additional paid in capital. Authorized 10,000,000 shares; issued and outstanding 5,893,782 (including 4,095 unvested) shares at March 31, 2024 and December 31, 2023	7,436	7,404
Retained earnings	200,158	197,984
Accumulated other comprehensive loss, net	(68,204)	(64,866)
Total stockholders' equity	139,390	140,522
Total liabilities and stockholders' equity	$1,689,206	$1,655,370

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2024	2023
Interest Income
Interest and fees on loans	$10,277	$9,333
Interest on interest-bearing deposits	1,129	228
Interest on securities – taxable	4,276	4,118
Interest on securities – nontaxable	339	365
Total interest income	16,021	14,044
Interest Expense
Interest on time deposits	2,552	359
Interest on other deposits	5,224	2,454
Interest on borrowings	-	285
Total interest expense	7,776	3,098
Net interest income	8,245	10,946
(Recovery of) provision for credit losses	(10)	2
Net interest income after (recovery of) provision for credit losses	8,255	10,944

Noninterest Income
Service charges on deposit accounts	675	592
Other service charges and fees	46	53
Credit and debit card fees, net	374	467
Trust income	503	445
BOLI income	258	239
Gain on sale of mortgage loans	24	16
Other income	319	375
Realized securities gain, net	-	12
Total noninterest income	2,199	2,199

Noninterest Expense
Salaries and employee benefits	4,466	4,434
Occupancy, furniture and fixtures	539	542
Data processing and ATM	867	873
FDIC assessment	187	117
Net costs of other real estate owned	-	11
Franchise taxes	350	375
Professional services	240	753
Merger-related expenses	484	-
Other operating expenses	629	559
Total noninterest expense	7,762	7,664
Income before income taxes	2,692	5,479
Income tax expense	518	948
Net Income	$2,174	$4,531
Basic earnings per common share	$0.37	$0.77
Diluted earnings per common share	$0.37	$0.77
Weighted average number of common shares outstanding, basic	5,889,687	5,889,687
Weighted average number of common shares outstanding, diluted	5,891,651	5,889,687
Dividends declared per common share	$-	$1.00

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Comprehensive (Loss) Income

Three Months Ended March 31, 2024 and 2023

(Unaudited)

	March 31,
(in thousands)	2024	2023
Net Income	$2,174	$4,531

Other Comprehensive (Loss) Income, Net of Tax
Unrealized holding (loss) gain on available for sale securities net of tax of ($887) and $3,121 for the periods ended March 31, 2024 and 2023, respectively	(3,338)	11,738
Reclassification adjustment for gain included in net income, net of tax of ($3) in 2023	-	(9)
Other comprehensive (loss) income, net of tax	(3,338)	11,729
Total Comprehensive (Loss) Income	$(1,164)	$16,260

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three Months Ended March 31, 2024 and 2023

(in thousands except share data)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2022	$7,362	$199,091	$(83,766)	$122,687
Adoption of ASU 2016-13	-	(2,014)	-	(2,014)
Net income	-	4,531	-	4,531
Cash dividends of $1.00 per share	-	(5,890)	-	(5,890)
Other comprehensive income, net of tax of $3,118	-	-	11,729	11,729
Balances at March 31, 2023	$7,362	$195,718	$(72,037)	$131,043

Balances at December 31, 2023	$7,404	$197,984	$(64,866)	$140,522
Net income	-	2,174	-	2,174
Other comprehensive loss, net of tax of ($887)	-	-	(3,338)	(3,338)
Stock based compensation	32	-	-	32
Balances at March 31, 2024	$7,436	$200,158	$(68,204)	$139,390

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2024 and 2023

(Unaudited)

	March 31,	March 31,
(in thousands)	2024	2023
Cash Flows from Operating Activities
Net income	$2,174	$4,531
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for credit losses	(10)	2
Depreciation of premises and equipment	210	163
Amortization of premiums and accretion of discounts, net	259	253
Gain on sale of securities available for sale, net	-	(12)
Loss on disposal of repossessed assets	-	5
Increase in cash value of bank-owned life insurance	(258)	(239)
Origination of mortgage loans held for sale	(1,023)	(1,239)
Proceeds from sale of mortgage loans held for sale	1,453	1,255
Gain on sale of mortgage loans held for sale	(24)	(16)
Equity based compensation expense	32	-
Net change in:
Accrued interest receivable	(165)	(6)
Other assets	44	200
Accrued interest payable	1,098	208
Other liabilities	50	(772)
Net cash provided by operating activities	3,840	4,333

Cash Flows from Investing Activities
Proceeds from calls, principal payments, sales and maturities of securities available for sale	4,149	20,411
Net change in restricted stock	16	12
Purchase of loan participations	(5,609)	(2,280)
Collection of loan participations	610	3,126
Loan originations and principal collections, net	(2,012)	(5,166)
Proceeds from sale of repossessed assets	-	9
Recoveries on loans charged off	65	173
Purchases of premises and equipment	(315)	(223)
Net cash (used in) provided by investing activities	(3,096)	16,062

Cash Flows from Financing Activities
Net change in time deposits	16,661	57,942
Net change in other deposits	17,175	(89,215)
Cash dividends paid	-	(5,890)
Net cash provided by (used in) financing activities	33,836	(37,163)
		(Continued)

Net change in cash and cash equivalents	34,580	(16,768)
Cash and cash equivalents at beginning of period	86,603	71,429
Cash and cash equivalents at end of period	$121,183	$54,661

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowings	$6,678	$2,890
Income taxes paid	260	1,015

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for credit losses	$109	$92
Loans transferred to repossessed assets	-	7
Unrealized holding (loss) gain on securities available for sale	(4,225)	14,847

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Notes to Consolidated Financial Statements

March 31, 2024

(Unaudited)

$ in thousands, except per share data

Note 1: General and Summary of Significant Accounting Policies

The consolidated financial statements of National Bankshares, Inc. (“NBI”) and its wholly-owned subsidiaries, The National Bank of Blacksburg (the “Bank” or “NBB”) and National Bankshares Financial Services, Inc. (“NBFS”) (collectively, the “Company”), conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry. All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of the Company’s management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.

Application of the principles of GAAP and practices within the banking industry requires management to make estimates, assumptions, and judgements that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgements are based on information available as of the date of the financial statement; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions, and judgments. Certain policies inherently rely more extensively on the use of estimates, assumptions, and judgments and as such may have a greater possibility of producing results that could be materially different than originally reported. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance of credit losses on loans.

The results of operations for the three month period ended March 31, 2024 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”).  The Company’s significant accounting policies followed in preparation of the unaudited consolidated financial statements are disclosed in Note 1 of the 2023 Form 10-K.  There have been no significant changes to the application of significant accounting policies since December 31, 2023. All amounts and disclosures included in this quarterly report as of December 31, 2023, were derived from the Company’s audited consolidated financial statements. The Company posts all reports required to be filed under the Securities Exchange Act of 1934 on its web site at www.nationalbankshares.com.

Certain items in the prior period financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or stockholders’ equity.

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

Recently Adopted Accounting Standards

ASU 2022-03

In June 2022, the Financial Accounting Standards Board (FASB) issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 was effective for the Company on January 1, 2024. The adoption of ASU 2022-03 did not have a material impact on the Company’s consolidated financial statements.

Note 2: Loans and Allowance for Credit Losses

Loans

The following table presents the composition of the loan portfolio, excluding mortgage loans held for sale, as of the dates indicated.

	March 31, 2024	December 31, 2023
Real estate construction	$61,486	$55,379
Consumer real estate	244,946	241,564
Commercial real estate	414,615	419,130
Commercial non real estate	41,835	41,555
Public sector and IDA	59,742	60,551
Consumer non real estate	41,467	38,996
Gross loans	$864,091	$857,175
Less unearned income and deferred fees and costs	(543)	(529)
Loans, net of unearned income and deferred fees and costs	$863,548	$856,646
Allowance for credit losses on loans	(9,055)	(9,094)
Total loans, net	$854,493	$847,552

The amortized cost of loans excludes accrued interest receivable of $3,035 at March 31, 2024 and $3,032 at December 31, 2023.

Past Due and Nonaccrual Loans

The following tables present the aging of past due loans, by loan pool, as of the dates indicated.

March 31, 2024	Accruing Current Loans	Accruing Loans 30 – 89 Days Past Due	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans	Total Loans	Accruing and Nonaccrual 90 or More Days Past Due
Real Estate Construction
Construction, 1-4 family residential	$11,603	$-	$-	$-	$11,603	$-
Construction, other	49,883	-	-	-	49,883	-
Consumer Real Estate
Equity line	17,404	112	-	-	17,516	-
Residential closed-end first liens	129,086	598	121	-	129,805	121
Residential closed-end junior liens	4,932	11	-	-	4,943	-
Investor-owned residential real estate	92,605	77	-	-	92,682	-
Commercial Real Estate
Multifamily residential real estate	118,309	-	-	-	118,309	-
Commercial real estate owner-occupied	112,302	147	-	2,381	114,830	225
Commercial real estate, other	181,476	-	-	-	181,476	-
Commercial Non Real Estate
Commercial and industrial	41,564	22	39	210	41,835	39
Public Sector and IDA
States and political subdivisions	59,742	-	-	-	59,742	-
Consumer Non-Real Estate
Credit cards	4,664	1	1	-	4,666	1
Automobile	12,817	104	-	-	12,921	-
Other consumer loans	23,762	117	1	-	23,880	1
Total	$860,149	$1,189	$162	$2,591	$864,091	$387

December 31, 2023	Accruing Current Loans	Accruing Loans 30 – 89 Days Past Due	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans	Total Loans	Accruing and Nonaccrual 90 or More Days Past Due
Real Estate Construction
Construction, 1-4 family residential	$13,442	$-	$-	$-	$13,442	$-
Construction, other	41,916	21	-	-	41,937	-
Consumer Real Estate
Equity line	17,178	104	-	-	17,282	-
Residential closed-end first liens	124,886	662	131	-	125,679	131
Residential closed-end junior liens	5,027	12	-	-	5,039	-
Investor-owned residential real estate	93,564	-	-	-	93,564	-
Commercial Real Estate
Multifamily residential real estate	119,052	195	-	-	119,247	-
Commercial real estate owner-occupied	114,477	336	-	2,408	117,221	231
Commercial real estate, other	182,662	-	-	-	182,662	-
Commercial Non-Real Estate
Commercial and industrial	41,249	57	28	221	41,555	28
Public Sector and IDA
States and political subdivisions	60,551	-	-	-	60,551	-
Consumer Non-Real Estate
Credit cards	4,648	17	3	-	4,668	3
Automobile	12,126	135	-	-	12,261	-
Other consumer loans	21,934	107	26	-	22,067	26
Total	$852,712	$1,646	$188	$2,629	$857,175	$419

The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	March 31, 2024			December 31, 2023
	With No Allowance	With an Allowance	Total	With No Allowance	With an Allowance	Total
Commercial Real Estate
Commercial real estate owner-occupied	$2,156	$225	$2,381	$2,177	$231	$2,408
Commercial Non Real Estate
Commercial and industrial	-	210	210	-	221	221
Total	$2,156	$435	$2,591	$2,177	$452	$2,629

During the three months ended March 31, 2024, no accrued interest receivable was reversed against interest income.

Allowance for Credit Losses on Loans (ACLL)

The following tables present the activity in the ACLL by portfolio segment for the periods indicated:

	Activity in the Allowance for Credit Losses on Loans for the Three Months Ended March 31, 2024
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2023	$408	$3,162	$3,576	$682	$333	$583	$350	$9,094
Charge-offs	-	-	-	-	-	(109)	-	(109)
Recoveries	-	-	16	2	-	47	-	65
Provision for (recovery of) credit losses	(59)	(194)	264	(37)	(12)	12	31	5
Balance, March 31, 2024	$349	$2,968	$3,856	$647	$321	$533	$381	$9,055

	Activity in the Allowance for Credit Losses on Loans for the Three Months Ended March 31, 2023
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2022	$450	$2,199	$3,642	$930	$319	$506	$179	$8,225
Adoption of ASU 2016-13	(21)	1,261	700	216	(15)	72	129	2,342
Charge-offs	-	-	-	(12)	-	(80)	-	(92)
Recoveries	-	102	12	2	-	57	-	173
Provision for (recovery of) credit losses	22	(260)	20	58	(10)	-	172	2
Balance, March 31, 2023	$451	$3,302	$4,374	$1,194	$294	$555	$480	$10,650

	Activity in the Allowance for Credit Losses on Loans for the Year Ended December 31, 2023
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non- Real Estate	Unallocated	Total
Balance, December 31, 2022	$450	$2,199	$3,642	$930	$319	$506	$179	$8,225
Adoption of ASU 2016-13	(21)	1,261	700	216	(15)	72	129	2,342
Charge-offs	-	(17)	-	(214)	-	(247)	-	(478)
Recoveries	-	103	45	6	-	129	-	283
Provision for (recovery of) for credit losses	(21)	(384)	(811)	(256)	29	123	42	(1,278)
Balance, December 31, 2023	$408	$3,162	$3,576	$682	$333	$583	$350	$9,094

The following tables present information about the ACLL for individually evaluated loans and collectively evaluated loans by portfolio segment as of the dates indicated.

	Allowance for Credit Losses on Loans by Segment and Evaluation Method
March 31, 2024	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Individually evaluated	$-	$74	$362	$129	$-	$3	$-	$568
Collectively evaluated	349	2,894	3,494	518	321	530	381	8,487
Total	$349	$2,968	$3,856	$647	$321	$533	$381	$9,055

	Allowance for Credit Losses on Loans by Segment and Evaluation Method
December 31, 2023	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non- Real Estate	Unallocated	Total
Individually evaluated	$-	$74	$367	$126	$-	$5	$-	$572
Collectively evaluated	408	3,088	3,209	556	333	578	350	8,522
Total	$408	$3,162	$3,576	$682	$333	$583	$350	$9,094

The following tables present information about individually evaluated loans and collectively evaluated loans by portfolio segment as of the dates indicated.

	Loans by Segment and Evaluation Method as of
March 31, 2024	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non-Real Estate	Total
Individually evaluated	$280	$1,237	$8,777	$237	$-	$34	$10,565
Collectively evaluated	61,206	243,709	405,838	41,598	59,742	41,433	853,526
Total	$61,486	$244,946	$414,615	$41,835	$59,742	$41,467	$864,091

	Loans by Segment and Evaluation Method as of
December 31, 2023	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non-Real Estate	Total
Individually evaluated	$286	$1,183	$8,805	$227	$-	$43	$10,544
Collectively evaluated	55,093	240,381	410,325	41,328	60,551	38,953	846,631
Total	$55,379	$241,564	$419,130	$41,555	$60,551	$38,996	$857,175

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

As of March 31, 2024, five of the Company’s individually evaluated loans were collateral dependent. As of December 31, 2023, three of the Company’s individually evaluated loans were collateral dependent. All collateral dependent loans were secured by real estate as of March 31, 2024 and December 31, 2023. The following table details the amortized cost of the collateral dependent loans as of the date indicated:

	March 31, 2024		December 31, 2023
	Balance	Related Allowance	Balance	Related Allowance
Consumer Real Estate
Residential closed-end first lien	$121	$-	$7	-
Commercial Real Estate
Commercial real estate, owner occupied	2,156	-	2,177	-
Total Loans	$2,277	$-	$2,184	$-

Credit Quality

The Company categorizes loans by risk based on relevant information about the ability of borrowers to service their debt, including: collateral and financial information, historical payment experience, credit documentation and current economic trends, among other factors. At origination, each loan is assigned a risk rating. Ongoing analysis of the loan portfolio adjusts risk ratings on an individual loan basis to reflect updated information. Loans rated pass have acceptable credit quality. Loans rated special mention have potential weakness due to challenging economic or financial conditions. Loans rated classified have well-defined weaknesses that heighten the risk of default. The tables below present the loan portfolio by amortized cost basis, year of origination, loan class, credit quality, and charge-offs as of the dates indicated.

								Revolving
	Term Loans Amortized Cost Basis by Origination Year							Loans
								Converted
March 31, 2024	Prior	2020	2021	2022	2023	2024	Revolving	to Term	Total
Construction, residential
Pass	$-	$-	$-	$1,216	$6,251	$219	$3,917	$-	$11,603
Construction, other
Pass	$3,748	$1,280	$9,211	$21,615	$5,596	$4,960	$3,193	$-	$49,603
Classified	-	-	280	-	-	-	-	-	280
Total	$3,748	$1,280	$9,491	$21,615	$5,596	$4,960	$3,193	$-	$49,883
Equity lines
Pass	$76	$-	$-	$-	$-	$-	$17,303	$47	$17,426
Classified	-	-	-	-	-	-	90	-	90
Total	$76	$-	$-	$-	$-	$-	$17,393	$47	$17,516
Residential closed-end first liens
Pass	$37,144	$14,707	$30,734	$30,468	$12,135	$4,170	$-	$-	$129,358
Classified	447	-	-	-	-	-	-	-	447
Total	$37,591	$14,707	$30,734	$30,468	$12,135	$4,170	$-	$-	$129,805
Residential closed-end junior liens
Pass	$1,602	$-	$169	$1,379	$1,343	$450	$-	$-	$4,943
Investor-owned residential real estate
Pass	$28,964	$23,228	$18,699	$13,248	$4,586	$1,323	$1,934	$-	$91,982
Classified	700	-	-	-	-	-	-	-	700
Total	$29,664	$23,228	$18,699	$13,248	$4,586	$1,323	$1,934	$-	$92,682
Multifamily residential real estate
Pass	$41,102	$2,130	$40,354	$25,647	$8,894	$62	$120	$-	$118,309
Commercial real estate, owner occupied
Pass	$51,271	$23,144	$4,425	$16,640	$8,027	$120	$2,426	$-	$106,053
Special mention	6,396	-	-	-	-	-	-	-	6,396
Classified	2,381	-	-	-	-	-	-	-	2,381
Total	$60,048	$23,144	$4,425	$16,640	$8,027	$120	$2,426	$-	$114,830
Commercial real estate, other
Pass	$89,181	$18,902	$35,780	$22,476	$13,216	$1,215	$706	$-	$181,476
Commercial and industrial
Pass	$6,338	$944	$12,299	$6,475	$6,164	$2,139	$7,239	$-	$41,598
Classified	210	-	-	7	-	-	20	-	237
Total	$6,548	$944	$12,299	$6,482	$6,164	$2,139	$7,259	$-	$41,835
Public sector and IDA
Pass	$20,432	$231	$26,375	$6,242	$6,462	$-	$-	$-	$59,742
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$4,666	$-	$4,666
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$22	$-	$22
Automobile
Pass	$182	$437	$1,388	$2,375	$6,448	$2,091	$-	$-	$12,921
Other consumer
Pass	$367	$691	$1,673	$5,109	$10,180	$5,092	$734	$-	$23,846
Special Mention	-	-	-	-	15	11	-	-	26
Classified	-	-	-	-	-	8	-	-	8
Total	$367	$691	$1,673	$5,109	$10,195	$5,111	$734	$-	$23,880
YTD gross charge-offs	$-	$4	$-	$13	$46	$24	$-	$-	$87
Total Loans
Pass	$280,407	$85,694	$181,107	$152,890	$89,302	$21,841	$42,238	$47	$853,526
Special Mention	6,396	-	-	-	15	11	-	-	6,422
Classified	3,738	-	280	7	-	8	110	-	4,143
Total	$290,541	$85,694	$181,387	$152,897	$89,317	$21,860	$42,348	$47	$864,091
YTD gross charge-offs	$-	$4	$-	$13	$46	$24	$22	$-	$109

								Revolving
	Term Loans Amortized Cost Basis by Origination Year							Loans
								Converted
December 31, 2023	Prior	2019	2020	2021	2022	2023	Revolving	to Term	Total
Construction, residential
Pass	$-	$-	$246	$158	$3,275	$5,157	$4,606	$-	$13,442
Construction, other
Pass	$2,741	$1,094	$1,305	$12,671	$17,397	$4,884	$1,559	$-	$41,651
Classified	-	-	-	286	-	-	-	-	286
Total	$2,741	$1,094	$1,305	$12,957	$17,397	$4,884	$1,559	$-	$41,937
Equity lines
Pass	$51	$-	$-	$-	$-	$-	$17,182	$-	$17,233
Classified	-	-	-	-	-	-	49	-	49
Total	$51	$-	$-	$-	$-	$-	$17,231	$-	$17,282
Residential closed-end first liens
Pass	$32,404	$5,806	$14,634	$31,414	$29,787	$11,208	$-	$-	$125,253
Classified	426	-	-	-	-	-	-	-	426
Total	$32,830	$5,806	$14,634	$31,414	$29,787	$11,208	$-	$-	$125,679
YTD gross charge-offs	$-	$-	$17	$-	$-	$-	$-	$-	$17
Residential closed-end junior liens
Pass	$1,499	$116	$-	$172	$1,387	$1,850	$-	$15	$5,039
Investor-owned residential real estate
Pass	$24,556	$5,162	$23,649	$19,062	$14,166	$4,880	$1,283	$98	$92,856
Classified	708	-	-	-	-	-	-	-	708
Total	$25,264	$5,162	$23,649	$19,062	$14,166	$4,880	$1,283	$98	$93,564
Multifamily residential real estate
Pass	$40,092	$1,806	$2,148	$40,544	$25,681	$8,850	$126	$-	$119,247
Commercial real estate, owner occupied
Pass	$41,573	$11,091	$23,407	$4,792	$16,720	$7,914	$2,919	$-	$108,416
Special mention	6,396	-	-	-	-	-	-	-	6,396
Classified	2,409	-	-	-	-	-	-	-	2,409
Total	$50,378	$11,091	$23,407	$4,792	$16,720	$7,914	$2,919	$-	$117,221
Commercial real estate, other
Pass	$68,889	$21,841	$19,098	$36,157	$22,697	$13,279	$701	$-	$182,662
Commercial and industrial
Pass	$6,004	$438	$1,060	$12,667	$6,954	$6,938	$7,267	$-	$41,328
Classified	220	-	-	-	7	-	-	-	227
Total	$6,224	$438	$1,060	$12,667	$6,961	$6,938	$7,267	$-	$41,555
YTD gross charge-offs	$-	$12	$-	$-	$-	$12	$190	$-	$214
Public sector and IDA
Pass	$20,817	$-	$235	$26,702	$6,335	$6,462	$-	$-	$60,551
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$4,668	$-	$4,668
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$39	$-	$39
Automobile
Pass	$78	$204	$563	$1,619	$2,750	$7,047	$-	$-	$12,261
YTD gross charge-offs	$-	$3	$-	$1	$38	$-	$-	$-	$42
Other Consumer
Pass	$93	$334	$811	$1,943	$5,815	$12,356	$672	$-	$22,024
Special mention	-	-	-	-	-	17	-	-	17
Classified	-	-	-	-	11	15	-	-	26
Total	$93	$334	$811	$1,943	$5,826	$12,388	$672	$-	$22,067
YTD gross charge-offs	$-	$-	$-	$19	$52	$95	$-	$-	$166
Total Loans
Pass	$238,797	$47,892	$87,156	$187,901	$152,964	$90,825	$40,983	$113	$846,631
Special mention	6,396	-	-	-	-	17	-	-	6,413
Classified	3,763	-	-	286	18	15	49	-	4,131
Total	$248,956	$47,892	$87,156	$188,187	$152,982	$90,857	$41,032	$113	$857,175
YTD gross charge-offs	$-	$15	$17	$20	$90	$107	$229	$-	$478

Loan Modifications to Borrowers Experiencing Financial Difficulty

The Company modifies loans for a variety of reasons. At the date of modification, the Company assesses whether the borrower is experiencing financial difficulty. If the borrower is experiencing financial difficulty, the loan’s risk rating is evaluated and is typically changed to special mention or classified, which results in individual evaluation of the loan for the ACLL. There were two loans modified for borrowers experiencing financial difficulty during the three months period ended March 31, 2024. There were no loans to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2023.

The following table presents information about loans modified for borrowers experiencing financial difficulty during the three months and as of the date indicated.

March 31, 2024	Amortized Cost Basis	% of Class	Type of Modification	Financial Effect
Commercial Real Estate
Commercial real estate owner-occupied	$6,396	5.57%	Interest only payments	6 months of interest only payments, re-amortization of the balance to contractual maturity.
Commercial Non real estate
Commercial and industrial	$7	0.02%	Term extension	Renewal of single-payment note for an additional 3 months.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty. Both loans are in current status as of March 31, 2024.

There were no loans to borrowers experiencing financial difficulty that had a payment default during the three months ended March 31, 2024 and 2023 and were modified in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure. Modified loans in default are individually evaluated for the allowance for credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off and the allowance for credit losses is adjusted accordingly.

Residential Real Estate Loans In Process of Foreclosure

As of March 31, 2024 the Company had three 1-4 family residential real estate loans totaling $126 in process of foreclosure. As of December 31, 2023, one 1-4 family residential real estate loan of $7 was in process of foreclosure.

ACL on Unfunded Commitments

The following tables present the balance and activity in the ACL for unfunded commitments for the three months ended March 31, 2024 and 2023:

Allowance for Credit Losses on Unfunded Commitments
Balance, December 31, 2023	$259
Recovery of credit losses	(15)
Balance, March 31, 2024	$244

Allowance for Credit Losses on Unfunded Commitments
Balance, December 31, 2022	$35
Adoption of ASU 2016-13	207
Recovery of credit losses	-
Balance, March 31, 2023	$242

Note 3: Securities

The amortized cost and estimated fair value of securities available for sale along with gross unrealized gains and losses as of the dates indicated are summarized as follows:

March 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies and corporations	$352,961	$-	$44,972	$307,989
States and political subdivisions	179,343	-	31,344	147,999
Mortgage-backed securities	153,572	6	6,255	147,323
Corporate debt securities	6,505	-	817	5,688
U.S. treasury	997	-	28	969
Total securities available for sale	$693,378	$6	$83,416	$609,968

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies and corporations	$353,904	$-	$42,060	$311,844
States and political subdivisions	179,507	-	29,614	149,893
Mortgage-backed securities	156,875	-	6,724	150,151
Corporate debt securities	6,504	-	754	5,750
U.S. treasury	996	-	33	963
Total securities available for sale	$697,786	$-	$79,185	$618,601

No allowance for credit loss on securities available for sale was recorded as of March 31, 2024 or December 31, 2023.

Accrued interest receivable on securities, included in accrued interest receivable on the Consolidated Balance Sheets, totaled $3,444 at March 31, 2024 and $3,281 at December 31, 2023.

The deferred tax asset for the net unrealized loss on securities available for sale was $17,516 as of March 31, 2024 and $16,629 as of December 31, 2023. The deferred tax asset is included in other assets on the Consolidated Balance Sheets.

The amortized cost and fair value of single maturity securities available for sale at March 31, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity.

	March 31, 2024
	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$13,749	$13,419
Due after one year through five years	180,902	166,926
Due after five years through ten years	273,587	232,336
Due after ten years	225,140	197,287
Total securities available for sale	$693,378	$609,968

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous loss position, as of the dates indicated, follows.

March 31, 2024	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$-	$-	$307,989	$44,972
State and political subdivisions	1,507	126	146,492	31,218
Mortgage-backed securities	583	1	135,492	6,254
Corporate debt securities	-	-	5,688	817
U.S. treasury	-	-	969	28
Total temporarily impaired securities	$2,090	$127	$596,630	$83,289

December 31, 2023	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies and corporations	$-	$-	$311,844	$42,060
State and political subdivisions	884	1	148,763	29,613
Mortgage-backed securities	1,616	26	147,922	6,698
Corporate debt securities	-	-	5,750	754
U.S. treasury	-	-	963	33
Total temporarily impaired securities	$2,500	$27	$615,242	$79,158

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

At March 31, 2024, the Company had 574 securities with a fair value of $598,720 in an unrealized loss position. The Company reviews securities in an unrealized loss position to evaluate credit risk. The Company considers payment history, risk ratings from external parties, financial statements for municipal and corporate securities, public statements from issuers and other available credible published sources in evaluating credit risk. No credit risk was found and no ACL on securities available for sale was recorded as of March 31, 2024. The unrealized losses are attributed to noncredit-related factors, including changes in interest rates and other market conditions. The Company does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the cost basis of the investments. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

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

Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. In addition to dividends, NBB also benefits from its membership with FHLB through eligibility to borrow from the FHLB, using as collateral NBB’s capital stock investment in the FHLB and qualifying NBB real estate mortgage loans totaling $506,896 at March 31, 2024. The Company’s management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at March 31, 2024, did not determine any impairment.

Realized Securities Gains and Losses

There were no sales of securities during 2024. During the first three months of 2023, the Company realized net securities gains of $12 on the sale of securities with an amortized cost basis of $17,987. The sales were part of the Company’s interest rate risk management strategy.

Note 4: Defined Benefit Plan

The following table presents components of Net Periodic Benefit Cost for the periods indicated:

	Pension Benefits
	Three Months Ended March 31,
	2024	2023
Service cost	$261	$203
Interest cost	302	273
Expected return on plan assets	(608)	(518)
Amortization of prior service cost	-	-
Recognized net actuarial loss	33	17
Net periodic benefit income	$(12)	$(25)

The service cost component of net periodic benefit cost is included in salaries and employee benefits expense in the Consolidated Statements of Income. All other components are included in other operating expense in the Consolidated Statements of Income. In April of 2024, the Company made a contribution of $3,000 to the defined benefit plan.

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

		Fair Value Measurement Using
March 31, 2024	Balance	Level 1	Level 2	Level 3
U.S. government agencies and corporations	$307,989	$-	$307,989	$-
States and political subdivisions	147,999	-	147,999	-
Mortgage-backed securities	147,323	-	147,323	-
Corporate debt securities	5,688	-	5,688	-
U.S. treasury	969	-	969	-
Total securities available for sale	$609,968	$-	$609,968	$-

		Fair Value Measurement Using
December 31, 2023	Balance	Level 1	Level 2	Level 3
U.S. government agencies and corporations	$311,844	$-	$311,844	$-
States and political subdivisions	149,893	-	149,893	-
Mortgage-backed securities	150,151	-	150,151	-
Corporate debt securities	5,750	-	5,750	-
U.S. treasury	963	-	963	-
Total securities available for sale	$618,601	$-	$618,601	$-

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

The Company had two rate lock commitments as of March 31, 2024, resulting in interest rate loan contracts and forward sales commitments. The interest rate lock commitments gave rise to an asset and the forward loan sales contracts gave rise to a liability. The Company had one rate lock commitment as of December 31, 2023, resulting in an interest rate loan contract and a forward sales commitment. The interest rate lock commitment gave rise to an asset and the forward loan sales contracts gave rise to a liability. The following tables present information on the interest rate loan contracts and forward sale commitments as of the date indicated:

		Fair Value Measurement Using
March 31, 2024	Balance	(Level 1)	(Level 2)	(Level 3)
Interest rate loan contract	$2	$-	$-	$2
Forward sale commitment	$(2)	$-	$-	$(2)

March 31, 2024	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate loan contract	Market approach	Pull-through rate		100%(1)
Forward sale commitment	Market approach	Pull-through rate		100%(1)

Interest rate loan contract	Market approach	Current reference price	102.61%	-	103.05% (102.76%)(2)
Forward sale commitment	Market approach	Current reference price	102.61%	-	103.05% (102.76%)(2)

		Fair Value Measurement Using
December 31, 2023	Balance	(Level 1)	(Level 2)	(Level 3)
Interest rate loan contract	$3	$-	$-	$3
Forward sale commitment	$(4)	$-	$-	$(4)

December 31, 2023	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate loan contract	Market approach	Pull-through rate		100%(1)
Forward sale commitment	Market approach	Pull-through rate		100%(1)

Interest rate loan contract	Market approach	Current reference price		102.64%(3)
Forward sale commitment	Market approach	Current reference price	101.60%	-	102.64% (101.98%)(2)

(1)	All contracts are valued using the same pull-through rate
(2)	Current reference prices were weighted by the relative amount of the loan
(3)	Comprised of only one loan.

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at March 31, 2024 or December 31, 2023.

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

As of March 31, 2024, three consumer real estate loan totaling $121 and two commercial real estate loans totaling $2,156 were collateral dependent. Valuations were based upon a third party evaluation (Level 2) and did not result in a specific allocation.

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

The Company did not have any OREO as of March 31, 2024 or December 31, 2023.

Fair Value Summary

The following presents the recorded amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of the dates indicated. Fair values are estimated using the exit price notion.

		Estimated Fair Value
March 31, 2024	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$10,656	$10,656	$-	$-
Interest-bearing deposits	110,527	110,527	-	-
Securities available for sale	609,968	-	609,968	-
Restricted stock, at cost	1,248	-	1,248	-
Loans, net	854,493	-	-	790,540
Accrued interest receivable	6,478	-	6,478	-
Bank-owned life insurance	43,840	-	43,840	-
Interest rate loan contract	2	-	-	2
Financial liabilities:
Deposits	$1,537,808	$-	$1,297,907	$241,538
Accrued interest payable	2,514	-	2,514	-
Forward sale commitment	2	-	-	2

		Estimated Fair Value
December 31, 2023	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$12,967	$12,967	$-	$-
Interest-bearing deposits	73,636	73,636	-	-
Securities available for sale	618,601	-	618,601	-
Restricted stock, at cost	1,264	-	1,264	-
Mortgage loans held for sale	406	-	406	-
Loans, net	847,552	-	-	793,800
Accrued interest receivable	6,313	-	6,313	-
Bank-owned life insurance	43,583	-	43,583	-
Interest rate loan contract	3	-	-	3
Financial liabilities:
Deposits	$1,503,972	$-	$1,280,732	$222,374
Accrued interest payable	1,416	-	1,416	-
Forward sale commitment	4	-	-	4

Note 6: Components of Accumulated Other Comprehensive Loss

The following tables provide information about components of accumulated other comprehensive loss as of the dates indicated:

	Net Unrealized Loss on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(81,421)	$(2,345)	$(83,766)
Unrealized holding gain on available for sale securities, net of tax of $3,121	11,738	-	11,738
Reclassification adjustment, net of tax of ($3)	(9)	-	(9)
Balance at March 31, 2023	$(69,692)	$(2,345)	$(72,037)

Balance at December 31, 2023	$(62,556)	$(2,310)	$(64,866)
Unrealized holding loss on available for sale securities, net of tax of ($887)	(3,338)	-	(3,338)
Balance at March 31, 2024	$(65,894)	$(2,310)	$(68,204)

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

Investment income consists of recurring revenue streams such as commissions from sales of mutual funds, annuities and other investments. Commissions from the sale of mutual funds, annuities and other investments are recognized on trade date, which is when the Company has satisfied its performance obligation. The Company also receives periodic service fees (i.e., trailers) from mutual fund companies typically based on a percentage of net asset value. Trailer revenue is recorded over time, usually monthly or quarterly, as net asset value is determined.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated.

	Three Months March 31,
Noninterest Income	2024	2023
In-scope of Topic 606:
Service charges on deposit accounts	$675	$592
Other service charges and fees	46	53
Credit and debit card fees, net	374	467
Trust income	503	445
Insurance and Investment (included within Other Income in the Consolidated Statements of Income)	305	285
Noninterest Income (in-scope of Topic 606)	$1,903	$1,842
Noninterest Income (out-of-scope of Topic 606)	296	357
Total noninterest income	$2,199	$2,199

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

Options to Extend, Residual Value Guarantees, Restrictions and Covenants

Of the Company’s six operating leases as of March 31, 2024, four leases offer the option to extend the lease term. At the time of capitalization, the Company was not reasonably certain whether it would exercise the options and did not include the time period in the calculation of the lease liability. The lease agreements provide that the lease payment will increase at the exercise date based on the Consumer Price Index for All Urban Consumers (“CPI-U”). Because the CPI-U at the exercise date is unknown, the increase is not included in the cash flows determining the lease liability. None of the Company’s leases provide for residual value guarantees and none provide restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The contracts in which the Company is lessee are with parties external to the Company and not related parties. The Company’s lease right of use asset is included in other assets and the lease liability is included in other liabilities. The following tables present information about leases as of the dates and for the periods indicated:

	March 31, 2024	December 31, 2023
Lease liability	$1,048	$1,127
Right-of-use asset	$1,018	$1,096
Weighted average remaining lease term (in years)	4.22	4.39
Weighted average discount rate	3.28%	3.29%

	For the Three Months Ended March 31,
Lease Expense	2024	2023
Operating lease expense	$89	$92
Short-term lease expense	5	1
Total lease expense	$94	$93
Cash paid for amounts included in lease liabilities	$95	$94
Right-of-use assets obtained in exchange for operating lease liabilities commencing during the period	$-	$-

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability:

Undiscounted Cash Flow for the Period	As of March 31, 2024
Twelve months ending March 31, 2025	$340
Twelve months ending March 31, 2026	234
Twelve months ending March 31, 2027	203
Twelve months ending March 31, 2028	188
Twelve months ending March 31, 2029	158
Thereafter	-
Total undiscounted cash flows	$1,123
Less: discount	(75)
Lease liability	$1,048

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

Restricted Stock Awards

Under the Plan, part of the June and December 2023 semi-annual retainer for non-employee directors was paid in restricted stock awards (“RSAs”). A summary of changes in the Company’s nonvested RSAs under the Plan for the three months ended March 31, 2024 follows:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2024	4,095	$30.73
Granted	-	-
Nonvested at March 31, 2024	4,095	$30.73

The RSAs have a one year vesting period. Expense for the RSAs will be recognized over the vesting period based on the fair value of the stock at the issue date. Stock based compensation expense charged against income was $32 for the three months ended March 31, 2024. As of March 31, 2024, expense of $52 related to the nonvested RSAs is expected to be recognized over the coming 9 months.

Note 10: Earnings Per Share

The factors used in the earnings per share computation for the periods indicated are presented below:

	For the Three Months Ended March 31,
	2024			2023
	Net Income (Numerator)	Common Shares[1] (Denominator)	Per Share	Net Income (Numerator)	Common Shares[1] (Denominator)	Per Share
Basic earnings per common share	$2,174	5,889,687	$0.37	$4,531	5,889,687	$0.77
Dilutive shares for restricted stock awards:		1,964			-
Diluted earnings per common share	$2,174	5,891,651	$0.37	$4,531	5,889,687	$0.77

(1)	Weighted average outstanding

RSA grants are disregarded in the computation of diluted earnings per share if they are determined to be anti-dilutive. There were no anti-dilutive RSAs for the three month periods ended March 31, 2024 and March 31, 2023.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

$ in thousands, except per share data

The purpose of this discussion and analysis is to provide information about the financial condition and results of operations of the Company.  Please refer to the financial statements and other information included in this report as well as the Company’s 2023 Form 10-K for an understanding of the following discussion and analysis. References in the following discussion and analysis to “we” or “us” refer to the Company unless the context indicates that the reference is to the Bank.

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
●

monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury, the Office of the Comptroller of the Currency (“OCC”), the Federal Reserve, the Consumer Financial Protection Bureau and the Federal Deposit Insurance Corporation (“FDIC”), and the impact of any policies or programs implemented pursuant to financial reform legislation,

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

On January 23, 2024, the Company and the Bank entered into the Merger Agreement with Frontier Community Bank (“Frontier”), pursuant to which the Company will acquire Frontier in the Merger. In addition to the factors described above, the Company’s operations, performance, business strategy and results may be affected by the following factors:

●	the businesses of the Company and Frontier may not be integrated successfully after the Merger or such integration may be more difficult, time-consuming or more costly than expected;
●	the cost savings and synergies contemplated by the Merger may not be fully realized or realized within the expected timeframe;
●	revenues following the Merger may be lower than expected;
●	customer and employee relationships and business operations may be disrupted by the Merger; and
●	the ability to obtain required regulatory and shareholder approvals and meet other closing conditions to the Merger; and
●	the ability to complete the Merger in the expected timeframe may be more difficult, time-consuming or more costly than expected.

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

The Company expects construction of a new branch in Roanoke, Virginia to be completed during the latter half of 2024. The full service branch will expand our already successful loan production office and enhance our service in the Roanoke Valley.

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

Critical accounting policies are most important to the portrayal of the Company’s financial condition or results of operations and require management’s most difficult, subjective, and complex judgments about matters that are inherently uncertain. If conditions occur that differ from our assumptions, depending upon the severity of such differences, the Company’s financial condition or results of operations may be materially impacted. The Company has designated three policies as critical, including those governing the allowance for credit losses, goodwill and the pension plan. The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them as needed. Please refer to the Company’s 2023 Form 10-K, Note 1: Summary of Significant Accounting Policies for information on these and other accounting policies.

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

	Three Months Ended March 31,
Net Interest Income, FTE	2024	2023
Interest income (GAAP)	$16,021	$14,044
Add: FTE adjustment	244	209
Interest income, FTE (non-GAAP)	16,265	14,253
Interest expense (GAAP)	7,776	3,098
Net interest income, FTE (non-GAAP)	$8,489	$11,155
Average balance of interest-earning assets	$1,638,704	$1,620,686
Net interest margin	2.08%	2.79%

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

	Three Months Ended March 31,
	2024	2023
Noninterest expense (GAAP)	$7,762	$7,664
Less: merger-related expense	(484)	-
Less: proxy-related expense (1)	-	(441)
Adjusted noninterest expense (non-GAAP)	$7,278	$7,223
Noninterest income (GAAP)	$2,199	$2,199
Less: realized securities gain, net	-	(12)
Adjusted noninterest income (non-GAAP)	2,199	2,187
Net interest income, FTE (non-GAAP)	8,489	11,155
Total income for efficiency ratio (non-GAAP)	$10,688	$13,342
Efficiency ratio	68.10%	54.14%

(1)	Included in professional services in the Consolidated Statements of Income.

Adjusted Return on Average Assets and Adjusted Return on Average Equity

The adjusted return on average assets and adjusted return on average equity are measures of profitability, calculated by annualizing net income and dividing by average year-to-date assets or equity, respectively. Larger nonrecurring income or expenses are not annualized, in order to reduce distortion within the ratios. The tables below present the reconciliation of adjusted annualized net income, which is not a measurement under GAAP, for the periods indicated.

	Three Months Ended March 31,
	2024	2023
Net income (GAAP)	$2,174	$4,531
Less: items not annualized:
Partnership income net of tax of ($35) and ($44) for the periods ended March 31, 2024 and 2023, respectively	(134)	(164)
Realized securities gain, net of tax of ($3) for the period ended March 31, 2023	-	(9)
Proxy-related expense, net of tax of $93 for the period ended March 31, 2023	-	348
Merger-related expense, (non-deductible)	484	-
Recovery of credit losses, net of tax of ($2) for the period ended March 31, 2024	(8)	-
Total non-annualized items	342)	175
Adjusted net income	$2,516	$4,706
Adjusted net income, annualized	$10,119	$19,085
Add: total non-annualized items	(342)	(175)
Annualized net income for ratio calculation (non-GAAP)	$9,777	$18,910
Return on average assets (GAAP)	0.53%	1.13%
Adjusted return on average assets (non-GAAP)	0.59%	1.16%
Return on average equity (GAAP)	6.43%	14.82%
Adjusted return on average equity (non-GAAP)	7.19%	15.25%

Performance Summary

The following table presents the Company’s key performance indicators for the periods indicated.

	Three Months Ended March 31,
	2024	2023
Net Income	$2,174	$4,531
Return on average assets	0.53%	1.13%
Adjusted return on average assets (1)	0.59%	1.16%
Return on average equity	6.43%	14.82%
Adjusted return on average equity (1)	7.19%	15.25%
Basic diluted earnings per common share	$0.37	$0.77
Fully diluted earnings per common share (2)	$0.37	$0.77
Net interest margin (1)	2.08%	2.79%
Efficiency ratio (1)	68.10%	54.14%

(1)	See “Non-GAAP Financial Measures” above.
(2)	During 2023, the Company granted 4,095 of restricted stock awards with a one year vesting period.

Net income for the three months ended March 31, 2024 decreased when compared with the comparable period of 2023, primarily due to higher interest expense. The net interest margin as well as key noninterest income and expense items are discussed below.

Net Interest Income

The following tables show interest‑earning assets and interest‑bearing liabilities, the interest earned or paid, the average yield or rate on the daily average balance outstanding, net interest income and net interest margin for the periods indicated.

	Three Months Ended March 31,
	2024			2023
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans (1)(2)(3)(4)	$858,291	$10,400	4.87%	$855,093	$9,414	4.46%
Taxable securities (5)(6)	633,510	4,276	2.71%	678,543	4,118	2.46%
Nontaxable securities (1)(5)	64,179	460	2.88%	67,335	493	2.97%
Interest-bearing deposits	82,724	1,129	5.49%	19,715	228	4.69%
Total interest-earning assets	$1,638,704	$16,265	3.99%	$1,620,686	$14,253	3.57%
Interest-bearing liabilities:
Interest-bearing demand deposits	$822,555	$4,989	2.44%	$856,591	$2,373	1.12%
Savings deposits	175,949	235	0.54%	208,376	81	0.16%
Time deposits	234,670	2,552	4.37%	91,666	359	1.59%
Borrowings	-	-	-	23,962	285	4.82%
Total interest-bearing liabilities	$1,233,174	$7,776	2.54%	$1,180,595	$3,098	1.06%
Net interest income and interest rate spread		$8,489	1.45%		$11,155	2.51%
Net interest margin			2.08%			2.79%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 21%.
(2)	Included in interest income are loan fees of $48 and $40 for the three months ended March 31, 2024 and 2023, respectively.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes loans held for sale.
(5)	Daily averages are shown at amortized cost.
(6)	Includes restricted stock.

Interest income and the yield on earning assets continues to grow in response to the Federal Reserve’s interest rate increases between March 2022 and July 2023. Many of the Company’s loans are adjustable with repricing dates in the future. If rates remain at the current level or do not decrease substantially, repricing will continue to contribute to improved interest income.

The competitive pressure for deposits that first began affecting the Company in the first quarter of 2023 and increased throughout 2023 has moderated, but continues to contribute to higher cost of funds and compressed net interest margin when results for the first quarter of 2024 are compared with the first quarter of 2023. The Company continuously monitors its deposit base and funding costs. Further information on the Company’s funds management and deposit strategy is discussed under the Deposits section below.

Noninterest Income

	Three Months Ended March 31,
	2024	2023	Percent Change
Service charges on deposits	$675	$592	14.02%
Other service charges and fees	46	53	(13.21)%
Credit and debit card fees, net	374	467	(19.91)%
Trust income	503	445	13.03%
BOLI income	258	239	7.95%
Gain on sale of mortgage loans	24	16	50.00%
Other income	319	375	(14.93)%
Gain on sale of securities	-	12	NM
Total noninterest income	$2,199	$2,199	0.00%

Service charges on deposit accounts increased when the three months ended March 31, 2024 is compared with the comparable period of 2023, primarily due to fees generated from increased customer use of the Bank’s overdraft program. Service charges on deposit accounts also include account maintenance fees, ATM fees and wire transfer fees.

Other service charges and fees decreased when the three months ended March 31, 2024 is compared with the comparable period of 2023 due to lower fees associated with letters of credit.

Credit and debit card fees, net, decreased when the three months ended March 31, 2024 are compared with the comparable period of 2023, due to higher processing costs.

Trust income increased due to higher volume and BOLI reflected normal increase, when the three months ended March 31, 2024 are compared with the comparable period of 2023.

Other income includes revenue from investment and insurance sales, adjustments to partnership basis and other miscellaneous components. These areas fluctuate with market conditions and competitive factors. Other income decreased for the three month period ended March 31, 2024 compared to the same period in 2023 due to a decrease in income from partnership interests.

The Company also recorded a gain on the sale of securities during the first quarter of 2023. The sale of securities is discussed in more detail under the Securities section below.

Noninterest Expense

	Three Months Ended March 31,
	2024	2023	Percent Change
Salaries and employee benefits	$4,466	$4,434	0.72%
Occupancy, furniture and fixtures	539	542	(0.55)%
Data processing and ATM	867	873	(0.69)%
FDIC assessment	187	117	59.83%
Net costs of other real estate owned	-	11	NM
Franchise taxes	350	375	(6.67)%
Professional services	240	753	(68.13)%
Merger-related expenses	484	-	NM
Other operating expenses	629	559	12.52%
Total noninterest expense	$7,762	$7,664	1.28%

Noninterest expense increased when the three months ended March 31, 2024 are compared with the comparable period of 2023. Key noninterest expense items include FDIC insurance, professional services and merger-related expenses. FDIC insurance expense increased due to an increase in the FDIC’s general assessment rate. Professional services include legal and other expenses for the Company’s response to a threatened proxy contest from an activist shareholder during 2023, which amounted to $441 for the three months ended March 31, 2023. The Company also recognized expenses associated with its planned merger with Frontier Community Bank in 2024.

Included in various categories of noninterest expense are expenses to manage cybersecurity risk. The cost of these measures was $89 for the three months ended March 31, 2024 and $133 for the three months ended March 31, 2023.

Income Tax

The Company’s effective tax rate was 19.24% and 17.30% for the three month periods ended March 31, 2024 and 2023, respectively. The increase in the Company’s effective tax rate was primarily due to recognition of non-deductible merger-related expenses.

Asset Quality

Key indicators of the Company’s asset quality are presented in the following table.

	March 31, 2024	March 31, 2023	December 31, 2023
Nonaccrual loans	$2,591	$2,814	$2,629
Loans past due 90 days or more, and still accruing	162	33	188
Other real estate owned	-	662	-
ACLL to loans net of unearned income and deferred fees and costs	1.05%	1.24%	1.06%
Net charge-off ratio	0.02%	(0.04)%	0.02%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.30%	0.41%	0.31%
Ratio of ACLL to nonperforming loans	349.48%	378.46%	345.91%

For information on the Company’s policies on the ACLL, please refer to the Company’s 2023 Form 10-K, Note 1: Summary of Significant Accounting Policies.

The Company’s risk analysis as of March 31, 2024 determined an ACLL of $9,055, or 1.05% of loans net of unearned income and deferred fees and costs. This compares with an allowance of $9,094 as of December 31, 2023, or 1.06% of loans. To determine the appropriate level of the ACLL, the Company considers credit risk for individually evaluated loans and for groups of loans evaluated collectively.

Individually Evaluated Loans

Individually evaluated loans were $10,565 as of March 31, 2024, a slight increase from $10,544 as of December 31, 2023. As of March 31, 2024, five individually evaluated loans were collateral dependent but were adequately collateralized and did not result in an individual allocation. The remaining individually evaluated loans were measured using the discounted cash flow method, resulting in an allocation of $568.

Collectively Evaluated Loans

Collectively evaluated loans totaled $853,526, with an ACLL of $8,487 as of March 31, 2024. At December 31, 2023, collectively evaluated loans totaled $846,631, with an allowance of $8,522.

Collectively evaluated loans are divided into classes based upon risk characteristics. Utilizing historical loss information and peer data, the Company calculates a probability of default and loss given default for each class, which is adjusted for a reasonable and supportable forecast. Cash flow projections based on each loan’s contractual terms are modified by the adjusted probability of default and loss given default for its class. Loan classes are allocated additional loss estimates based upon the Company’s analysis of qualitative factors including economic measures, asset quality indicators, loan characteristics, and changes to internal Company policies and management.

Reasonable and Supportable Forecast

The Company applies national unemployment forecasts to project cash flows. The Company determined that 12 months represents a reasonable and supportable forecast period as of March 31, 2024, and set a period of 12 months to revert to historical losses on a straight-line basis. The forecast applied at March 31, 2024 projects that unemployment will rise over the next 12 months, to a higher level than the forecast applied as of December 31, 2023. The higher unemployment forecast increased the required level of the ACLL when March 31, 2024 is compared with December 31, 2023.

Qualitative Factors: Economic

The Company sources economic data pertinent to its market from the most recently available publications, including business and personal bankruptcy filings, the residential vacancy rate and the inventory of new and existing homes.

Higher bankruptcy filings indicate heightened credit risk and increase the ACLL, while lower bankruptcy filings have a beneficial impact on credit risk. Compared with data available at December 31, 2023, business bankruptcy filings decreased slightly while personal bankruptcy filings increased slightly.

Residential vacancy rates and housing inventory impact the Company’s residential construction customers and the consumer real estate market. Higher levels increase credit risk. The residential vacancy rate available at March 31, 2024 remained at the same level as the data incorporated into the December 31, 2023 calculation. Housing data available as of March 31, 2024 showed lower inventory than at December 31, 2023, resulting in a lower allocation.

Qualitative Factors: Asset Quality Indicators

Accruing past due loans are analyzed at the class level and compared with previous levels. Increases in past due loans indicate heightened credit risk. Accruing loans past due 30-89 days were 0.14% of total loans at March 31, 2024, a decrease from 0.19% at December 31, 2023.

Qualitative Factors: Other Considerations

The Company considers other factors that impact credit risk, including the interest rate environment, the competitive, legal and regulatory environments, changes in lending policies and loan review, changes in lending management, and high risk loans.

The interest rate environment affects variable rate loans. The Federal Reserve’s interest rate increases between March 2022 and July 2023 have increased and are expected to continue to increase payments on variable rate loans as they reach contractual repricing dates. Higher payments may increase credit risk. The Company allocates additional reserve each time the Federal Reserve increases rates. After the rate increase has been in effect for one year, the allocation may be removed under the assumption that the impact of the change has become integrated to the portfolio. For the calculation as of March 31, 2024, the Company opted to maintain the allocation at December 31, 2023 to account for uncertainty surrounding the impact of loans that will reprice in the future.

The competitive, legal and regulatory environments were evaluated for changes that would affect credit risk. Higher competition for loans increases credit risk, while lower competition decreases credit risk. Competition remained at similar levels to those at December 31, 2023. The legal and regulatory environments also remain in a similar posture to December 31, 2023.

Lending policies, loan review procedures and management’s experience influence credit risk. Policies and procedures remain similar to those at December 31, 2023.

Levels of high risk loans are considered in the determination of the level of the ACLL. A decrease in the level of high risk loans within a class decreases the required allocation for the loan class, and an increase in the level of high risk loans within a class increases the required allocation for the loan class. Total high risk loans decreased from the level at December 31, 2023, resulting in a lower allocation.

Unallocated Surplus

The unallocated surplus as of March 31, 2024 is $381, or 4.39% in excess of the calculated requirement. The unallocated surplus at December 31, 2023 was $350, or 4.00% in excess of the calculated requirement. The surplus provides some mitigation of current economic uncertainty that may impact credit risk.

Conclusion

The calculation of the appropriate level for the ACLL incorporates analysis of multiple factors and requires management’s prudent and informed judgment. The Company augmented the calculated requirement with an unallocated surplus. Based on analysis of historical indicators, asset quality and economic factors, management believes the level of ACLL is reasonable for the credit risk in the loan portfolio as of March 31, 2024.

ACL on Unfunded Commitments

The ACL on unfunded commitments as a percentage of unfunded commitments decreased from 0.16% as of December 31, 2023 to 0.14% as of March 31, 2024 primarily due to lower loss rates derived from the calculations for the ACLL.

(Recovery of) Provision for Credit Losses

The Company recorded a provision for credit losses on loans of $5 and a recovery of credit losses on unfunded commitments of $15 for the three months ended March 31, 2024, compared with a provision for credit losses on loans of $2 for the three months ended March 31, 2023.

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

The Company reviews modifications to determine whether the borrower is experiencing financial difficulty, including indicators of default, bankruptcy, going concern, insufficient projected cash flows and inability to obtain financing from other sources. If a modification is made to a borrower experiencing financial difficulty, the loan’s risk rating is downgraded to special mention or classified, resulting in individual evaluation for the ACL. During the three months ended March 31, 2024, the Company modified two loans totaling $6,403 for borrowers who were experiencing financial difficulty. Both loans were individually evaluated for the ACLL in previous periods and as of March 31, 2024, using the discounted cash flow methodology. There were no loans to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2023.

Modifications for Borrowers Who Were Not Experiencing Financial Difficulty

During the three month periods ended March 31, 2024 and 2023, the Company modified loans in the normal course of business for borrowers who were not experiencing financial difficulty. During the three months ended March 31, 2024, the Company modified 216 loans totaling $22,322. During the three months ended March 31, 2023, the Company provided 201 modifications to loans totaling $30,508.

Key Assets and Liabilities

NBI’s key assets and liabilities and their change from December 31, 2023 are shown in the following table.

	March 31, 2024	December 31, 2023	Percent Change
Interest-bearing deposits	$110,527	$73,636	50.10%
Securities available for sale, at fair value and restricted stock	609,968	618,601	(1.40)%
Loans, net	854,493	847,552	0.82%
Total assets	1,689,206	1,655,370	2.04%
Deposits	1,537,808	1,503,972	2.25%

Average Balances

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	March 31, 2024	December 31, 2023	Percent Change
Interest-bearing deposits	$82,724	$37,660	119.66%
Securities available for sale, at fair value	615,473	620,535	(0.82)%
Loans, net	849,075	840,590	1.01%
Total assets	1,660,253	1,613,854	2.88%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$279,232	$299,748	(6.84)%
Interest-bearing demand deposits	822,555	826,112	(0.43)%
Savings deposits	175,949	195,592	(10.04)%
Time deposits	234,670	150,395	56.04%
Stockholders’ equity	136,039	124,641	9.14%

Increased customer deposits resulted in increased investment in interest bearing deposit assets. Changes in securities, loans, deposits and stockholders’ equity are discussed below.

Securities

	March 31, 2024	December 31, 2023	Percent Change
Amortized cost	$693,378	$697,786	(0.63)%
Unrealized loss, net	(83,410)	(79,185)	(5.34)%
Securities available for sale, at fair value	$609,968	$618,601	(1.40)%

Securities available for sale are presented at fair value as of each reporting date. The fair value of bonds moves inversely to interest rate changes and expectations of interest rate changes. Most of the Company’s securities were purchased during periods prior to the Federal Reserve’s interest rate increases that began in March of 2022. The Company’s analysis of the securities portfolio determined no identifiable credit risk as of March 31, 2024 and no ACL has been recorded. Please refer to Note 1: General and Summary of Significant Accounting Policies and Note 3: Securities for additional information.

Loans

	March 31, 2024	December 31, 2023	Percent Change
Real estate construction	$61,486	$55,379	11.03%
Consumer real estate	244,946	241,564	1.40%
Commercial real estate	414,615	419,130	(1.08)%
Commercial non real estate	41,835	41,555	0.67%
Public sector and IDA	59,742	60,551	(1.34)%
Consumer non real estate	41,467	38,996	6.34%
Less: unearned income and deferred fees and costs	(543)	(529)	2.65%
Loans, net of unearned income and deferred fees and costs	$863,548	$856,646	0.81%

The higher interest rate environment continues to restrain loan demand. The Company is positioned to make every loan that meets its underwriting standards.

Deposits

	March 31, 2024	December 31, 2023	Percent Change
Noninterest-bearing demand deposits	$283,870	$281,215	0.94%
Interest-bearing demand deposits	838,450	821,661	2.04%
Savings deposits	175,587	177,856	(1.28)%
Time deposits	239,901	223,240	7.46%
Total deposits	$1,537,808	$1,503,972	2.25%

The Company’s depositors within its market area are diverse, including individuals, businesses and municipalities. The Company does not have any brokered deposits. Depositors are insured up to the FDIC maximum of $250 thousand. Municipal deposits, which account for approximately 25% of the Company’s deposits, have additional security from bonds pledged as collateral, in accordance with state regulation. Of the Company’s non-municipal deposits, approximately 21.5% are uninsured.

Capital Resources

	March 31, 2024	December 31, 2023	Percent Change
Common stock and additional paid in capital	$7,436	$7,404	0.43%
Retained earnings	200,158	197,984	1.10%
Accumulated other comprehensive loss	(68,204)	(64,866)	(5.15)%
Total stockholders’ equity	$139,390	$140,522	(0.81)%

The decrease in stockholders’ equity reflects an increase in the unrealized loss on securities available for sale, partially offset by net income for the three months ended March 31, 2024.

The Company qualifies as a small bank holding company under the Federal Reserve’s Small Bank Holding Company Policy Statement, which exempts bank holding companies with less than $3 billion in assets from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements. NBB is subject to various capital requirements administered by banking agencies, including an additional capital conservation buffer in order to make capital distributions or discretionary bonus payments. Risk-based capital ratios are calculated in compliance with OCC rules based on the Basel III Capital Rules. The Bank’s ratios are well above the required minimums as of March 31, 2024. Risk based capital ratios for NBB are shown in the following tables.

	NBB	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservation Buffer
Common Equity Tier I Capital Ratio	17.29%	4.50%	7.00%
Tier I Capital Ratio	17.29%	6.00%	8.50%
Total Capital Ratio	18.15%	8.00%	10.50%
Leverage Ratio	11.02%	4.00%	4.00%

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

As of March 31, 2024, the Company had $308,943 of borrowing capacity from the FHLB and an unsecured federal funds line of credit with an unaffiliated bank of $10,000, with no amounts advanced against those lines. Additionally, the Company had $180,839 of unused capacity at the Federal Reserve Bank discount window. Periodically during 2023, the Company accessed FHLB borrowings. The advances were fully repaid, due to the success of the Company’s deposit strategy. As of March 31, 2024, the Company did not have purchased deposits, discount window borrowings or short-term borrowings.

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

Regulatory capital levels determine the Company’s ability to use purchased deposits and the Federal Reserve discount window. As of March 31, 2024, the Company is considered well capitalized and does not have any restrictions on purchased deposits or borrowing ability at the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. As of March 31, 2024, the Company’s liquidity is sufficient to meet projected trends.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. As of March 31, 2024, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s internally-set target range. As of March 31, 2024, the loan to deposit ratio was 56.15%. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

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

The Company sells mortgages on the secondary market. Our agreement with the purchaser provides for strict underwriting and documentation requirements. Violation of the representations and warranties of the agreement would entitle the purchaser to recourse provisions. The Company has determined that its risk in this area is not significant because of a low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of March 31, 2024. To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit. There were no material changes in off-balance sheet arrangements during the three months ended March 31, 2024.

Contractual Obligations

The Company had no finance lease or purchase obligations and no long-term debt at March 31, 2024.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2024 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Please refer to the “Risk Factors” previously disclosed in Item 1A of our 2023 Annual Report on Form 10-K and the factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” in Part I. Item 2 of this Form 10-Q.

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
+101

The following materials from National Bankshares, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2024 are formatted in iXBRL (Inline Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets at March 31, 2024 and December 31, 2023; (ii) Consolidated Statements of Income for the three month periods ended March 31, 2024 and 2023; (iii) Consolidated Statements of Comprehensive (Loss) Income for the three month periods ended March 31, 2024 and 2023; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three month periods ended March 31, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2024 and 2023; and (vi) Notes to Consolidated Financial Statements.

Filed herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

Date: May 15, 2024	/s/ F. Brad Denardo
By: F. Brad Denardo Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2024	/s/ Lora M. Jones
By: Lora M. Jones Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)