Form 10-Q
period 2024-06-30
NATIONAL BANKSHARES INC
filed 2024-08-14
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Outstanding shares of common stock at August 14, 2024

6,361,433

NATIONAL BANKSHARES, INC.

Form 10-Q

Part I

Item 1. Financial Statements	Financial Information

National Bankshares, Inc.

Consolidated Balance Sheets

	(Unaudited)
(in thousands, except share and per share data)	June 30, 2024	December 31, 2023
Assets
Cash and due from banks	$14,908	$12,967
Interest-bearing deposits	80,477	73,636
Federal Funds sold	3,499	-
Total cash and cash equivalents	98,884	86,603
Securities available for sale, at fair value	605,196	618,601
Restricted stock, at cost	1,752	1,264
Mortgage loans held for sale	125	406
Loans:
Loans, net of unearned income and deferred fees and costs	989,367	856,646
Less allowance for credit losses	(10,502)	(9,094)
Loans, net	978,865	847,552
Premises and equipment, net	15,468	11,109
Accrued interest receivable	6,615	6,313
Goodwill	10,733	5,848
Core deposit intangible, net	2,065	-
Bank-owned life insurance	46,775	43,583
Other assets	42,738	34,091
Total assets	$1,809,216	$1,655,370

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$296,242	$281,215
Interest-bearing demand deposits	867,899	821,661
Savings deposits	176,852	177,856
Time deposits	304,059	223,240
Total deposits	1,645,052	1,503,972
Accrued interest payable	2,525	1,416
Other liabilities	12,676	9,460
Total liabilities	1,660,253	1,514,848
Commitments and contingencies
Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	$-	$-
Common stock of $1.25 par value and additional paid in capital. Authorized 10,000,000 shares; issued and outstanding 6,361,433 (including 4,839 unvested) shares at June 30, 2024 and 5,893,782 (including 4,095 unvested) shares at December 31, 2023	21,768	7,404
Retained earnings	195,549	197,984
Accumulated other comprehensive loss, net	(68,354)	(64,866)
Total stockholders' equity	148,963	140,522
Total liabilities and stockholders' equity	$1,809,216	$1,655,370

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of (Loss) Income

(Unaudited)

	Three Months Ended June 30,
(in thousands, except share and per share data)	2024	2023
Interest Income
Interest and fees on loans	$11,301	$9,644
Interest on federal funds sold	10	-
Interest on interest-bearing deposits	1,229	540
Interest on securities – taxable	4,239	4,066
Interest on securities – nontaxable	338	347
Total interest income	17,117	14,597
Interest Expense
Interest on time deposits	2,930	1,054
Interest on other deposits	5,486	4,314
Interest on borrowings	1	12
Total interest expense	8,417	5,380
Net interest income	8,700	9,217
Provision for credit losses	1,302	1
Net interest income after provision for credit losses	7,398	9,216

Noninterest Income
Service charges on deposit accounts	722	637
Other service charges and fees	48	49
Credit and debit card fees, net	423	414
Trust income	513	481
BOLI income	269	1,279
Gain on sale of investment	-	2,971
Gain on sale of mortgage loans	58	55
Other income	213	249
Realized securities loss, net	-	(3,344)
Total noninterest income	2,246	2,791

Noninterest Expense
Salaries and employee benefits	4,687	4,465
Occupancy, furniture and fixtures	561	411
Data processing and ATM	886	879
FDIC assessment	192	254
Intangible asset amortization	35	-
Net costs of other real estate owned	-	4
Franchise taxes	358	358
Professional services	272	551
Merger-related expenses	2,257	-
Contract termination	173	-
Other operating expenses	706	644
Total noninterest expense	10,127	7,566

(Continued)

(Loss) Income before income (benefit) tax	(483)	4,441
Income tax (benefit) expense	(177)	540
Net (Loss) Income	$(306)	$3,901
Basic net (loss) income per common share	$(0.05)	$0.66
Fully diluted net (loss) income per common share	$(0.05)	$0.66
Weighted average number of common shares outstanding, basic	6,028,220	5,889,687
Weighted average number of common shares outstanding, fully diluted	6,028,220	5,890,048
Dividends declared per common share	$0.73	$0.73

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Comprehensive (Loss) Income

Three Months Ended June 30, 2024 and 2023

(Unaudited)

	June 30,
(in thousands)	2024	2023
Net (Loss) Income	$(306)	$3,901

Other Comprehensive Loss, Net of Tax
Unrealized holding loss on available for sale securities net of tax of ($40) and ($1,289) for the periods ended June 30, 2024 and 2023, respectively	(150)	(4,848)
Reclassification adjustment for loss included in net income, net of tax of $702 in 2023	-	2,642
Other comprehensive loss, net of tax	(150)	(2,206)
Total Comprehensive (Loss) Income	$(456)	$1,695

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Income

(Unaudited)

	Six Months Ended June 30,
(in thousands, except share and per share data)	2024	2023
Interest Income
Interest and fees on loans	$21,578	$18,977
Interest on federal funds sold	10	-
Interest on interest-bearing deposits	2,358	768
Interest on securities – taxable	8,515	8,184
Interest on securities – nontaxable	677	712
Total interest income	33,138	28,641
Interest Expense
Interest on time deposits	5,482	1,413
Interest on other deposits	10,710	6,768
Interest on borrowings	1	297
Total interest expense	16,193	8,478
Net interest income	16,945	20,163
Provision for credit losses	1,292	3
Net interest income after provision for credit losses	15,653	20,160

Noninterest Income
Service charges on deposit accounts	1,397	1,229
Other service charges and fees	94	102
Credit and debit card fees, net	797	881
Trust income	1,016	926
BOLI income	527	1,518
Gain on sale of investment	-	2,971
Gain on sale of mortgage loans	82	71
Other income	532	624
Realized securities loss, net	-	(3,332)
Total noninterest income	4,445	4,990

Noninterest Expense
Salaries and employee benefits	9,153	8,899
Occupancy, furniture and fixtures	1,100	953
Data processing and ATM	1,753	1,752
FDIC assessment	379	371
Intangible asset amortization	35	-
Net costs of other real estate owned	-	15
Franchise taxes	708	733
Professional services	512	1,304
Merger-related expenses	2,741	-
Contract termination	173	-
Other operating expenses	1,335	1,203
Total noninterest expense	17,889	15,230

(Continued)

Income before income taxes	2,209	9,920
Income tax expense	341	1,488
Net Income	$1,868	$8,432
Basic net income per common share	$0.31	$1.43
Fully diluted net income per common share	$0.31	$1.43
Weighted average number of common shares outstanding, basic	5,958,953	5,889,687
Weighted average number of common shares outstanding, fully diluted	5,961,037	5,889,868
Dividends declared per common share	$0.73	$1.73

National Bankshares, Inc.

Consolidated Statements of Comprehensive (Loss) Income

Six Months Ended June 30, 2024 and 2023

(Unaudited)

	June 30,
(in thousands)	2024	2023
Net Income	$1,868	$8,432

Other Comprehensive (Loss) Income, Net of Tax
Unrealized holding (loss) gain on available for sale securities net of tax of ($927) and $1,831 for the periods ended June 30, 2024 and 2023, respectively	(3,488)	6,891
Reclassification adjustment for loss included in net income, net of tax of $700 in 2023	-	2,632
Other comprehensive (loss) income, net of tax	(3,488)	9,523
Total Comprehensive (Loss) Income	$(1,620)	$17,955

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three Months Ended June 30, 2024 and 2023

(in thousands except share data)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at March 31, 2023	$7,362	$195,718	$(72,037)	$131,043
Net income	-	3,901	-	3,901
Cash dividends of $0.73 per share	-	(4,299)	-	(4,299)
Other comprehensive loss, net of tax of ($587)	-	-	(2,206)	(2,206)
Stock based compensation	5	-	-	5
Balances at June 30, 2023	$7,367	$195,320	$(74,243)	$128,444

Balances at March 31, 2024	$7,436	$200,158	$(68,204)	$139,390
Net loss	-	(306)	-	(306)
Acquisition of Frontier Community Bank	14,299	-	-	14,299
Cash dividends of $0.73 per share	-	(4,303)	-	(4,303)
Other comprehensive loss, net of tax of ($40)	-	-	(150)	(150)
Stock based compensation	33	-	-	33
Balances at June 30, 2024	$21,768	$195,549	$(68,354)	$148,963

See accompanying notes to consolidated financial statements.

Six Months Ended June 30, 2024 and 2023

(in thousands except share data)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2022	$7,362	$199,091	$(83,766)	$122,687
Adoption of ASU 2016-13	-	(2,014)	-	(2,014)
Net income	-	8,432	-	8,432
Cash dividends of $1.73 per share	-	(10,189)	-	(10,189)
Other comprehensive income, net of tax of $2,531	-	-	9,523	9,523
Stock based compensation	5	-	-	5
Balances at June 30, 2023	$7,367	$195,320	$(74,243)	$128,444

Balances at December 31, 2023	$7,404	$197,984	$(64,866)	$140,522
Net income	-	1,868	-	1,868
Acquisition of Frontier Community Bank	14,299	-	-	14,299
Cash dividends of $0.73 per share	-	(4,303)	-	(4,303)
Other comprehensive loss, net of tax of ($927)	-	-	(3,488)	(3,488)
Stock based compensation	65	-	-	65
Balances at June 30, 2024	$21,768	$195,549	$(68,354)	$148,963

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2024 and 2023

(Unaudited)

	June 30,	June 30,
(in thousands)	2024	2023
Cash Flows from Operating Activities
Net income	$1,868	$8,432
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,292	3
Depreciation of premises and equipment	424	338
Net accretion of acquisition accounting estimates	(31)	-
Amortization of premiums and accretion of discounts, net	520	524
Loss on sale of securities available for sale, net	-	3,332
Loss on disposal of repossessed assets	-	5
Increase in cash value of bank-owned life insurance	(527)	(481)
Origination of mortgage loans held for sale	(5,125)	(5,251)
Proceeds from sale of mortgage loans held for sale	5,488	5,322
Gain on sale of mortgage loans held for sale	(82)	(71)
Equity based compensation expense	65	5
Net change in:
Accrued interest receivable	35	283
Other assets	(5,667)	(2,497)
Accrued interest payable	974	154
Other liabilities	1,661	(2,426)
Net cash provided by operating activities	895	7,672

Cash Flows from Investing Activities
Proceeds from calls, principal payments, sales and maturities of securities available for sale	17,789	50,872
Net change in restricted stock	265	12
Purchase of loan participations	(12,228)	(3,630)
Collection of loan participations	5,321	5,146
Loan originations and principal collections, net	(7,247)	4,520
Proceeds from sale of repossessed assets	-	9
Recoveries on loans charged off	103	207
Purchases of premises and equipment	(1,331)	(1,011)
BOLI settlement	-	712
Cash acquired in the acquisition, net of cash paid	1,654	-
Net cash provided by investing activities	4,326	56,837

Cash Flows from Financing Activities
Net change in time deposits	14,385	79,350
Net change in other deposits	(3,023)	(135,043)
Cash dividends paid	(4,302)	(10,189)
Net cash provided by (used in) financing activities	7,060	(65,882)

(Continued)

Net change in cash and cash equivalents	12,281	(1,373)
Cash and cash equivalents at beginning of period	86,603	71,429
Cash and cash equivalents at end of period	$98,884	$70,056

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowings	$15,219	$8,324
Income taxes paid	715	3,847

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for credit losses	$177	$160
Loans transferred to repossessed assets	-	7
Unrealized holding (loss) gain on securities available for sale	(4,415)	12,054
Lease liabilities arising from obtaining right-of-use assets during the period	548	-

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Notes to Consolidated Financial Statements

June 30, 2024

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

Application of the principles of GAAP and practices within the banking industry requires management to make estimates, assumptions, and judgements that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgements are based on information available as of the date of the financial statement; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions, and judgments. Certain policies inherently rely more extensively on the use of estimates, assumptions, and judgments and as such may have a greater possibility of producing results that could be materially different than originally reported. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance of credit losses on loans and acquisition accounting.

The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”).  The Company’s significant accounting policies followed in preparation of the unaudited consolidated financial statements are disclosed in Note 1 of the 2023 Form 10-K.  All amounts and disclosures included in this quarterly report as of December 31, 2023, were derived from the Company’s audited consolidated financial statements.  Certain items in the prior period financial statements have been reclassified to conform to the current presentation.  These reclassifications had no effect on prior year net income or stockholders’ equity.  The Company posts all reports required to be filed under the Securities Exchange Act of 1934 on its web site at www.nationalbankshares.com.

In addition to applying significant accounting policies disclosed in Note 1 of the 2023 Form 10-K, the Company implemented accounting policies appropriate for its merger with Frontier Community Bank (“FCB”). Business combinations are accounted for under Accounting Standards Codification (“ASC”) 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company relies on internal or third-party valuations, such as appraisals, valuations based on discounted cash flow analyses, or other valuation techniques.

Under the acquisition method of accounting, the Company identifies the acquirer and the closing date and applies applicable recognition principles and conditions. Acquisition-related costs are costs the Company incurs to effect a business combination. Those costs include advisory, legal, accounting, valuation, and other professional or consulting fees. Some other examples of costs to the Company include systems conversions, integration planning consultants and advertising costs. The Company accounts for acquisition-related costs as expenses in the periods in which the costs are incurred and the services are received, with one exception. The costs to issue debt or equity securities are recognized in accordance with other applicable GAAP. These acquisition-related costs have been and will be included within the consolidated statements of income classified within the noninterest expenses caption.

The most significant assessment of fair value in the Company’s accounting for business combinations relates to the valuation of an acquired loan portfolio. At acquisition, loans are classified as either (i) purchase credit-deteriorated (“PCD”) loans or (ii) non-PCD loans and are recorded at fair value on the date of acquisition. PCD loans are those for which there is more than insignificant evidence of credit deterioration since origination. Fair values are determined primarily through a discounted cash flow approach which considers the acquired loans’ underlying characteristics, including account types, remaining terms, annual interest rates, interest types, timing of principal and interest payments, current market rates, and remaining balances. Estimates of fair value also include estimates of default, loss severity, and estimated prepayments.

At acquisition, an allowance for credit losses (“ACL”) for PCD loans is determined based upon the Company’s methodology for estimating the ACL on loans. This allowance is credited to the ACL on loans with a corresponding adjustment to the amortized cost basis of the loan on the date of the acquisition. The difference between the new amortized cost basis and the unpaid principal balance is either a noncredit discount or premium that is amortized or accreted to interest income over the remaining life of the loan. Disposals of PCD loans, which may include sale of loans to third parties, receipt of payments in full or in part from the borrower or foreclosure of the collateral, result in removal of the loan from the loan portfolio at its carrying amount.

For non-PCD loans, an ACL is established in a manner that is consistent with the Company’s originated loans. The ACL is determined using the Company’s methodology and the related ACL for non-PCD loans is recorded through a charge to the provision for credit losses in the period in which the loans are purchased or acquired. The entirety of any purchase discount or premium on non-PCD loans is amortized or accreted to interest income over the remaining life of the loan.

In accordance with ASC 805, the Company also identified intangible assets acquired. Other intangible assets lack physical substance but have contractual or other legal rights or are capable of being sold or exchanged either on their own or in combination with a related contract, asset or liability. Intangible assets are initially recorded at fair value. Determining fair value is subjective, requiring the use of estimates, assumptions and management judgment. Intangible assets that have finite lives are amortized over their estimated useful lives and are subject to impairment testing.  Upon acquisition of FCB, the Company recognized a core deposit intangible asset, which represents the value of customer deposit relationships.  Core deposit intangible assets are amortized over an estimated useful life of 10 years using an accelerated method which approximates the estimated attrition of the acquired deposits.

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

Recent Accounting Pronouncements

ASU 2023-09

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

Note 2: Business Combination

On June 1, 2024 (the “Acquisition Date”), the Company completed its acquisition of Frontier Community Bank (“FCB”), a Virginia chartered commercial bank, in accordance with the definitive merger agreement that was entered into on January 23, 2024, by and among the Company, the Bank and FCB. Upon completion of the merger, former FCB shareholders received a combination of common stock and cash.

The acquisition of FCB was accounted for as a business combination using the acquisition method of accounting.  Assets acquired, liabilities assumed, and consideration paid were recorded at estimated fair value on the Acquisition Date. The excess of the purchase price over the fair value of the net assets was recorded as provisional goodwill and represents the benefit from the transaction that is not otherwise quantifiable, including expected management and operational synergies and intangible assets that do not qualify for separate recognition. The Company will keep the measurement of goodwill open for twelve months following the Acquisition Date in order to reflect any adjustments to the fair value of assets acquired and liabilities assumed that may arise during the Company’s final review procedures of any updated information. The Company does not expect that any portion of goodwill will be deductible.

The following table presents the calculation of the purchase price and the fair value of the identifiable assets and liabilities.

June 1, 2024	As Recorded by FCB	Estimated Fair Value Adjustments	Estimated Fair Values as Recorded by NBI
Purchase Price Consideration:
Stock consideration(1)			$14,299
Cash consideration (2)			2,050
Total purchase price consideration			$16,349

Identifiable assets:
Cash and cash equivalents	$8,993	$(59)	$8,934
Securities	9,325	(5)	9,320
Loans, gross, purchased performing	115,589	(7,720)	107,869
Loans, gross, purchased credit deteriorated	11,157	(822)	10,335
Loans in process	539	-	539
Deferred fees and costs on loans	34	(34)	-
Allowance for credit losses on loans	(881)	881	-
Premises and equipment	3,003	449	3,452
Core deposit intangible	-	2,100	2,100
Other assets	4,998	966	5,964
Total identifiable assets acquired	$152,757	$(4,244)	$148,513

Identifiable Liabilities
Deposits	130,323	(606)	$129,717
Borrowings	5,250	(20)	5,230
Other liabilities	1,960	131	2,091
Total identifiable liabilities assumed	$137,533	$(495)	$137,038

Provisional fair value of net assets acquired			$11,475

Provisional goodwill			$4,874

(1)

The Company issued 464,855 shares of its common stock valued at $30.76 per share, which was the closing price of the Company’s common stock on May 31, 2024, the last day of trading prior to the consummation of the acquisition.

(2)

Cash consideration was paid for shareholder elections, fractional shares and to settle outstanding vested stock options. The merger agreement provided for up to 10% of consideration to be paid in cash of $14.48 per FCB common share, at the shareholders’ election. Payments for shareholder elections and fractional shares totaled $1,769. Outstanding and vested options were settled at the difference between $14.48 and the strike price and totaled $281.

Management made significant estimates and exercised significant judgement in accounting for the acquisition of FCB. The following is a brief description of the valuation methodologies used to estimate the fair values of major categories of assets acquired and liabilities assumed. The Company utilized a valuation specialist to assist with the determination of fair values for certain acquired assets and assumed liabilities.

Cash and equivalents

Included in cash and equivalents are an investment in time deposits of other financial institutions, valued at the present value of the expected contractual payments discounted at market rates for instruments with similar terms.

Securities

The estimated fair value of the acquired portfolio of debt securities was based on quoted market prices. All of the acquired portfolio was sold upon completion of the acquisition.

Loans

The fair valuation process identified loans with credit risk indicators that qualified for “purchase credit deteriorated” (“PCD”) status. PCD and non-PCD loans were then evaluated for credit risk and other fair value indicators. Consistent with GAAP, FCB’s related allowance for credit losses on loans and deferred fees and costs were not recorded.

Credit risk was quantified using a probability of default (“PD”)/loss given default(“LGD”) methodology from a market participant perspective and applied to each loan’s outstanding principal balance. PD/LGD rates were tailored to PCD or non-PCD status. Other fair value indicators were quantified using a discounted cash flow methodology, with discounts applied for current market rates, credit risk and liquidity. Cash flows were generated based upon the loans’ underlying characteristics and estimated prepayment speeds.

The following table provides information on PCD and non-PCD loans as of the Acquisition Date:

June 1, 2024	PCD Loans	Non-PCD Loans
Number of loans	46	498
FCB recorded value	$11,157	$115,589
Discount for credit risk	(295)	(498)
Discount for non-credit factors	(527)	(7,222)
Fair value	$10,335	$107,869

Premises and equipment

The fair value of premises acquired was based on a recent third-party appraisal. Acquired equipment was based on the remaining net book value of FCB, which approximated fair value.

Core Deposit Intangible

Core deposit relationships provide a stable source of funds for lending and contribute to profitability. The core deposit intangible was valued using an income approach focused on cost savings, which recognizes the cost savings represented by the expense of maintaining the core deposit base versus the cost of an alternative funding source. The valuation incorporates assumptions related to account retention, discount rates, deposit interest rates, deposit maintenance costs and alternative funding rates.

Leases: right of use asset, lease liability and fair value

Right of use assets (included in other assets) and lease liabilities (included in other liabilities) for branch locations were measured at the acquisition date. The fair value of leases was determined by applying a discounted cash flow methodology discounted by current lease rates within the appropriate market.

Deposits

Deposits were valued using methods appropriate to their characteristics. The fair value of noninterest bearing demand deposits, interest bearing demand deposits, money market and savings deposit accounts were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Time deposits were valued at the present value of the expected contractual payments discounted at market rates for instruments with similar terms.

Borrowings

The estimated fair value of borrowings was determined by obtaining payoff quotes from the lender. Borrowings were paid off upon completion of the acquisition.

Deferred Tax Asset

Application of fair value measurements resulted in an increase to the deferred tax asset, included in other assets.

Note 3: Loans and Allowance for Credit Losses

Loans

Loans as of June 30, 2024 include acquired loans at their outstanding principal balance, net of the remaining purchase discount of $8,255. Originated loans as of June 30, 2024 and December 31, 2023 are presented at amortized cost, net of unearned income and deferred fees and costs. The following table presents the composition of the loan portfolio, excluding mortgage loans held for sale, as of the dates indicated.

	June 30, 2024	December 31, 2023
Real estate construction	$81,355	$55,379
Consumer real estate	299,310	241,564
Commercial real estate	454,978	419,130
Commercial non real estate	52,297	41,555
Public sector and IDA	59,043	60,551
Consumer non real estate	42,915	38,996
Gross loans	$989,898	$857,175
Less unearned income and deferred fees and costs	(531)	(529)
Loans, net of unearned income and deferred fees and costs	$989,367	$856,646
Allowance for credit losses on loans	(10,502)	(9,094)
Total loans, net	$978,865	$847,552

Accrued interest receivable of $3,352 at June 30, 2024 and $3,032 at December 31, 2023 is not included in total loans above.

Past Due and Nonaccrual Loans

The following tables present the aging of past due loans, by loan pool, as of the dates indicated.

June 30, 2024	Accruing Current Loans	Accruing Loans 30 – 89 Days Past Due	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans	Total Loans	Accruing and Nonaccrual 90 or More Days Past Due
Real Estate Construction
Construction, 1-4 family residential	$22,801	$140	$-	$-	$22,941	$-
Construction, other	58,264	150	-	-	58,414	-
Consumer Real Estate
Equity line	21,751	6	-	-	21,757	-
Residential closed-end first liens	164,517	353	118	-	164,988	118
Residential closed-end junior liens	6,582	11	-	-	6,593	-
Investor-owned residential real estate	105,716	256	-	-	105,972	-
Commercial Real Estate
Multifamily residential real estate	120,601	190	-	-	120,791	-
Commercial real estate owner-occupied	135,121	720	-	2,307	138,148	220
Commercial real estate, other	196,039	-	-	-	196,039	-
Commercial Non Real Estate
Commercial and industrial	51,852	199	46	200	52,297	46
Public Sector and IDA
States and political subdivisions	59,043	-	-	-	59,043	-
Consumer Non Real Estate
Credit cards	4,763	2	-	-	4,765	-
Automobile	13,482	264	13	-	13,759	13
Other consumer loans	24,170	164	57	-	24,391	57
Total	$984,702	$2,455	$234	$2,507	$989,898	$454

December 31, 2023	Accruing Current Loans	Accruing Loans 30 – 89 Days Past Due	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans	Total Loans	Accruing and Nonaccrual 90 or More Days Past Due
Real Estate Construction
Construction, 1-4 family residential	$13,442	$-	$-	$-	$13,442	$-
Construction, other	41,916	21	-	-	41,937	-
Consumer Real Estate
Equity line	17,178	104	-	-	17,282	-
Residential closed-end first liens	124,886	662	131	-	125,679	131
Residential closed-end junior liens	5,027	12	-	-	5,039	-
Investor-owned residential real estate	93,564	-	-	-	93,564	-
Commercial Real Estate
Multifamily residential real estate	119,052	195	-	-	119,247	-
Commercial real estate owner-occupied	114,477	336	-	2,408	117,221	231
Commercial real estate, other	182,662	-	-	-	182,662	-
Commercial Non Real Estate
Commercial and industrial	41,249	57	28	221	41,555	28
Public Sector and IDA
States and political subdivisions	60,551	-	-	-	60,551	-
Consumer Non Real Estate
Credit cards	4,648	17	3	-	4,668	3
Automobile	12,126	135	-	-	12,261	-
Other consumer loans	21,934	107	26	-	22,067	26
Total	$852,712	$1,646	$188	$2,629	$857,175	$419

The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	June 30, 2024			December 31, 2023
	With No Allowance	With an Allowance	Total	With No Allowance	With an Allowance	Total
Commercial Real Estate
Commercial real estate owner-occupied	$2,087	$220	$2,307	$2,177	$231	$2,408
Commercial Non Real Estate
Commercial and industrial	-	200	200	-	221	221
Total	$2,087	$420	$2,507	$2,177	$452	$2,629

During the three and six months ended June 30, 2024, no accrued interest receivable was reversed against interest income.

Allowance for Credit Losses on Loans (“ACLL”)

The following tables present the activity in the ACLL by portfolio segment for the periods indicated:

	Activity in the ACLL for the Six Months Ended June 30, 2024
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2023	$408	$3,162	$3,576	$682	$333	$583	$350	$9,094
Charge-offs	-	-	-	(20)	-	(157)	-	(177)
Recoveries	-	-	29	3	-	71	-	103
Provision for (recovery of) credit losses	131	376	594	79	(10)	87	50	1,307
Merger adjustment(1)	10	97	55	4	-	9	-	175
Balance, June 30, 2024	$549	$3,635	$4,254	$748	$323	$593	$400	$10,502

(1)	Adjustment for PCD acquired loans.

	Activity in the ACLL for the Six Months Ended June 30, 2023
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2022	$450	$2,199	$3,642	$930	$319	$506	$179	$8,225
Adoption of ASU 2016-13	(21)	1,261	700	216	(15)	72	129	2,342
Charge-offs	-	(17)	-	(11)	-	(132)	-	(160)
Recoveries	-	102	25	3	-	77	-	207
Provision for (recovery of) credit losses	47	(180)	(26)	78	(3)	70	26	12
Balance, June 30, 2023	$476	$3,365	$4,341	$1,216	$301	$593	$334	$10,626

	Activity in the ACLL for the Year Ended December 31, 2023
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2022	$450	$2,199	$3,642	$930	$319	$506	$179	$8,225
Adoption of ASU 2016-13	(21)	1,261	700	216	(15)	72	129	2,342
Charge-offs	-	(17)	-	(214)	-	(247)	-	(478)
Recoveries	-	103	45	6	-	129	-	283
Provision for (recovery of) for credit losses	(21)	(384)	(811)	(256)	29	123	42	(1,278)
Balance, December 31, 2023	$408	$3,162	$3,576	$682	$333	$583	$350	$9,094

The following tables present information about the ACLL for individually evaluated loans and collectively evaluated loans by portfolio segment as of the dates indicated.

	ACLL by Segment and Evaluation Method
June 30, 2024	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Individually evaluated	$-	$114	$391	$117	$-	$22	$-	$644
Collectively evaluated	549	3,521	3,863	631	323	571	400	9,858
Total	$549	$3,635	$4,254	$748	$323	$593	$400	$10,502

	ACLL by Segment and Evaluation Method
December 31, 2023	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Individually evaluated	$-	$74	$367	$126	$-	$5	$-	$572
Collectively evaluated	408	3,088	3,209	556	333	578	350	8,522
Total	$408	$3,162	$3,576	$682	$333	$583	$350	$9,094

The following tables present information about individually evaluated loans and collectively evaluated loans by portfolio segment as of the dates indicated.

	Loans by Segment and Evaluation Method as of
June 30, 2024	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Total
Individually evaluated	$276	$2,259	$10,452	$305	$-	$179	$13,471
Collectively evaluated	81,079	297,051	444,526	51,992	59,043	42,736	976,427
Total	$81,355	$299,310	$454,978	$52,297	$59,043	$42,915	$989,898

	Loans by Segment and Evaluation Method as of
December 31, 2023	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Total
Individually evaluated	$286	$1,183	$8,805	$227	$-	$43	$10,544
Collectively evaluated	55,093	240,381	410,325	41,328	60,551	38,953	846,631
Total	$55,379	$241,564	$419,130	$41,555	$60,551	$38,996	$857,175

Collateral Dependent Loans

Loans are collateral dependent when repayment is expected substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Collateral dependent loans are individually evaluated. The Company measures the ACLL on collateral dependent loans based upon the fair value of the collateral, as permitted by ASU 2016-13. Fair value of the collateral is adjusted for liquidation costs/discounts. If the fair value of the collateral falls below the amortized cost of the loan, the shortfall is recognized in the ACLL. If the fair value of the collateral exceeds the amortized cost, no ACLL is required.

As of June 30, 2024, four of the Company’s individually evaluated loans were collateral dependent. As of December 31, 2023, three of the Company’s individually evaluated loans were collateral dependent. All collateral dependent loans were secured by real estate as of June 30, 2024 and December 31, 2023. The following table details the amortized cost of the collateral dependent loans as of the dates indicated:

	June 30, 2024		December 31, 2023
	Balance	Related Allowance	Balance	Related Allowance
Consumer Real Estate
Residential closed-end first lien	$84	$-	$7	$-
Commercial Real Estate
Commercial real estate, owner occupied	2,087	-	2,177	-
Commercial real estate, other	883	-	-	-
Total Loans	$3,054	$-	$2,184	$-

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

	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans
June 30, 2024	Prior	2020	2021	2022	2023	2024	Revolving	Converted to Term	Total
Construction, residential
Pass	$177	$62	$269	$1,625	$6,504	$1,105	$13,199	$-	$22,941
Construction, other
Pass	$4,080	$1,141	$7,929	$26,139	$5,663	$6,964	$6,222	$-	$58,138
Classified	-	-	276	-	-	-	-	-	276
Total	$4,080	$1,141	$8,205	$26,139	$5,663	$6,964	$6,222	$-	$58,414
Equity lines
Pass	$554	$329	$429	$528	$938	$171	$18,763	$45	$21,757
Residential closed-end first liens
Pass	$42,736	$18,555	$35,607	$36,891	$17,900	$12,087	$-	$268	$164,044
Special Mention	370	-	-	-	-	-	-	-	370
Classified	574	-	-	-	-	-	-	-	574
Total	$43,680	$18,555	$35,607	$36,891	$17,900	$12,087	$-	$268	$164,988
Residential closed-end junior liens
Pass	$1,679	$-	$290	$2,081	$1,652	$891	$-	$-	$6,593
Investor-owned residential real estate
Pass	$30,684	$23,613	$19,627	$16,561	$8,638	$2,775	$2,800	$-	$104,698
Special Mention	-	-	-	142	166	-	-	-	308
Classified	759	-	168	39	-	-	-	-	966
Total	$31,443	$23,613	$19,795	$16,742	$8,804	$2,775	$2,800	$-	$105,972
Multifamily residential real estate
Pass	$40,686	$2,114	$40,445	$28,096	$8,866	$442	$142	$-	$120,791
Commercial real estate, owner occupied
Pass	$55,824	$25,096	$7,778	$23,749	$10,695	$1,377	$4,064	$85	$128,668
Special mention	6,396	-	-	-	-	-	-	-	6,396
Classified	2,307	759	-	-	-	-	18	-	3,084
Total	$64,527	$25,855	$7,778	$23,749	$10,695	$1,377	$4,082	$85	$138,148
Commercial real estate, other
Pass	$93,009	$18,641	$38,340	$24,225	$17,239	$2,118	$1,771	$-	$195,343
Special Mention	696	-	-	-	-	-	-	-	696
Total	$93,705	$18,641	$38,340	$24,225	$17,239	$2,118	$1,771	$-	$196,039
Commercial and industrial
Pass	$6,673	$2,412	$12,702	$6,415	$7,282	$4,292	$12,218	$-	$51,994
Special Mention	-	-	-	-	-	-	96	-	96
Classified	200	-	-	7	-	-	-	-	207
Total	$6,873	$2,412	$12,702	$6,422	$7,282	$4,292	$12,314	$-	$52,297
YTD gross charge-offs							$20		$20
Public sector and IDA
Pass	$20,062	$227	$26,162	$6,130	$6,462	$-	$-	$-	$59,043
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$4,765	$-	$4,765
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$33	$-	$33
Automobile
Pass	$111	$404	$1,139	$2,181	$5,946	$3,894	$-	$-	$13,675
Special Mention	-	-	-	-	4	-	-	-	4
Classified	-	-	-	-	69	11	-	-	80
Total	$111	$404	$1,139	$2,181	$6,019	$3,905	$-	$-	$13,759
Other consumer
Pass	$322	$594	$1,318	$3,530	$8,901	$8,930	$698	$-	$24,293
Special Mention	-	-	2	-	13	11	-	-	26
Classified	-	-	49	-	23	-	-	-	72
Total	$322	$594	$1,369	$3,530	$8,937	$8,941	$698	$-	$24,391
YTD gross charge-offs	$-	$4	$9	$17	$51	$43	$-	$-	$124
Total Loans
Pass	$296,597	$93,188	$192,035	$178,151	$106,686	$45,046	$64,642	$398	$976,743
Special Mention	7,462	-	2	142	183	11	96	-	7,896
Classified	3,840	759	493	46	92	11	18	-	5,259
Total	$307,899	$93,947	$192,530	$178,339	$106,961	$45,068	$64,756	$398	$989,898
YTD gross charge-offs	$-	$4	$9	$17	$51	$43	$53	$-	$177

	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans
December 31, 2023	Prior	2019	2020	2021	2022	2023	Revolving	Converted to Term	Total
Construction, residential
Pass	$-	$-	$246	$158	$3,275	$5,157	$4,606	$-	$13,442
Construction, other
Pass	$2,741	$1,094	$1,305	$12,671	$17,397	$4,884	$1,559	$-	$41,651
Classified	-	-	-	286	-	-	-	-	286
Total	$2,741	$1,094	$1,305	$12,957	$17,397	$4,884	$1,559	$-	$41,937
Equity lines
Pass	$51	$-	$-	$-	$-	$-	$17,182	$-	$17,233
Classified	-	-	-	-	-	-	49	-	49
Total	$51	$-	$-	$-	$-	$-	$17,231	$-	$17,282
Residential closed-end first liens
Pass	$32,404	$5,806	$14,634	$31,414	$29,787	$11,208	$-	$-	$125,253
Classified	426	-	-	-	-	-	-	-	426
Total	$32,830	$5,806	$14,634	$31,414	$29,787	$11,208	$-	$-	$125,679
YTD gross charge-offs	$-	$-	$17	$-	$-	$-	$-	$-	$17
Residential closed-end junior liens
Pass	$1,499	$116	$-	$172	$1,387	$1,850	$-	$15	$5,039
Investor-owned residential real estate
Pass	$24,556	$5,162	$23,649	$19,062	$14,166	$4,880	$1,283	$98	$92,856
Classified	708	-	-	-	-	-	-	-	708
Total	$25,264	$5,162	$23,649	$19,062	$14,166	$4,880	$1,283	$98	$93,564
Multifamily residential real estate
Pass	$40,092	$1,806	$2,148	$40,544	$25,681	$8,850	$126	$-	$119,247
Commercial real estate, owner occupied
Pass	$41,573	$11,091	$23,407	$4,792	$16,720	$7,914	$2,919	$-	$108,416
Special mention	6,396	-	-	-	-	-	-	-	6,396
Classified	2,409	-	-	-	-	-	-	-	2,409
Total	$50,378	$11,091	$23,407	$4,792	$16,720	$7,914	$2,919	$-	$117,221
Commercial real estate, other
Pass	$68,889	$21,841	$19,098	$36,157	$22,697	$13,279	$701	$-	$182,662
Commercial and industrial
Pass	$6,004	$438	$1,060	$12,667	$6,954	$6,938	$7,267	$-	$41,328
Classified	220	-	-	-	7	-	-	-	227
Total	$6,224	$438	$1,060	$12,667	$6,961	$6,938	$7,267	$-	$41,555
YTD gross charge-offs	$-	$12	$-	$-	$-	$12	$190	$-	$214
Public sector and IDA
Pass	$20,817	$-	$235	$26,702	$6,335	$6,462	$-	$-	$60,551
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$4,668	$-	$4,668
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$39	$-	$39
Automobile
Pass	$78	$204	$563	$1,619	$2,750	$7,047	$-	$-	$12,261
YTD gross charge-offs	$-	$3	$-	$1	$38	$-	$-	$-	$42
Other Consumer
Pass	$93	$334	$811	$1,943	$5,815	$12,356	$672	$-	$22,024
Special mention	-	-	-	-	-	17	-	-	17
Classified	-	-	-	-	11	15	-	-	26
Total	$93	$334	$811	$1,943	$5,826	$12,388	$672	$-	$22,067
YTD gross charge-offs	$-	$-	$-	$19	$52	$95	$-	$-	$166
Total Loans
Pass	$238,797	$47,892	$87,156	$187,901	$152,964	$90,825	$40,983	$113	$846,631
Special mention	6,396	-	-	-	-	17	-	-	6,413
Classified	3,763	-	-	286	18	15	49	-	4,131
Total	$248,956	$47,892	$87,156	$188,187	$152,982	$90,857	$41,032	$113	$857,175
YTD gross charge-offs	$-	$15	$17	$20	$90	$107	$229	$-	$478

Loan Modifications to Borrowers Experiencing Financial Difficulty

The Company modifies loans for a variety of reasons. At the date of modification, the Company assesses whether the borrower is experiencing financial difficulty. If the borrower is experiencing financial difficulty, the loan’s risk rating is evaluated and is typically changed to special mention or classified, which results in individual evaluation of the loan for the ACLL. Two loans were modified for borrowers experiencing financial difficulty during the first three months of 2024.  One of these loans was modified a second time during the three months ended June 30, 2024. There was one loan to a borrower experiencing financial difficulty that was modified during the three and six months ended June 30, 2023.

The following table presents information as of June 30, 2024 about loans modified for borrowers experiencing financial difficulty during the six months ended June 30, 2024.

June 30, 2024	Amortized Cost Basis	% of Class	Type of Modification	Financial Effect
Commercial Real Estate
Commercial real estate owner-occupied	$6,396	5.57%	Interest only payments	6 months of interest only payments, re-amortization of the balance to contractual maturity.
Commercial Non real estate
Commercial and industrial	$7	0.01%	Term extension	Renewal of single-payment note for an additional 3 months.

The following table presents information as of June 30, 2023 about loans modified for borrowers experiencing financial difficulty during the six months ended June 30, 2023.

June 30, 2023	Amortized Cost Basis	% of Class	Type of Modification	Financial Effect
Commercial Real Estate
Commercial real estate owner-occupied	$6,396	5.40%	Interest only payments	6 months of interest only payments, re-amortization of the balance to contractual maturity.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty. Both loans are in current status as of June 30, 2024.

There were no loans to borrowers experiencing financial difficulty that had a payment default during the three or six months ended June 30, 2024 and 2023 and were modified in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure. Modified loans in default are individually evaluated for the allowance for credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off and the allowance for credit losses is adjusted accordingly.

Residential Real Estate Loans In Process of Foreclosure

As of June 30, 2024, the Company had two 1-4 family residential real estate loans totaling $123 in process of foreclosure. As of December 31, 2023, one 1-4 family residential real estate loan of $7 was in process of foreclosure.

ACL for Unfunded Commitments

The following tables present the balance and activity in the ACL for unfunded commitments for the six months ended June 30, 2024 and 2023:

Allowance for Credit Losses on Unfunded Commitments
Balance, December 31, 2023	$259
Recovery of credit losses	(15)
FCB acquisition	7
Balance, June 30, 2024	$251

Allowance for Credit Losses on Unfunded Commitments
Balance, December 31, 2022	$35
Adoption of ASU 2016-13	207
Recovery of credit losses	(9)
Balance, June 30, 2023	$233

Note 4: Securities

The amortized cost and estimated fair value of securities available for sale along with gross unrealized gains and losses as of the dates indicated are summarized as follows:

June 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies and corporations	$353,018	$-	$44,205	$308,813
States and political subdivisions	178,435	-	32,433	146,002
Mortgage-backed securities	149,839	27	6,120	143,746
Corporate debt securities	6,506	-	849	5,657
U.S. treasury	998	-	20	978
Total securities available for sale	$688,796	$27	$83,627	$605,196

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies and corporations	$353,904	$-	$42,060	$311,844
States and political subdivisions	179,507	-	29,614	149,893
Mortgage-backed securities	156,875	-	6,724	150,151
Corporate debt securities	6,504	-	754	5,750
U.S. treasury	996	-	33	963
Total securities available for sale	$697,786	$-	$79,185	$618,601

No allowance for credit loss on securities available for sale was recorded as of June 30, 2024 or December 31, 2023.

Accrued interest receivable on securities, included in accrued interest receivable on the Consolidated Balance Sheets, totaled $3,263 at June 30, 2024 and $3,281 at December 31, 2023.

The deferred tax asset for the net unrealized loss on securities available for sale was $17,556 as of June 30, 2024 and $16,629 as of December 31, 2023. The deferred tax asset is included in other assets on the Consolidated Balance Sheets.

The amortized cost and fair value of single maturity securities available for sale at June 30, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity.

	June 30, 2024
	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$20,010	$19,618
Due after one year through five years	187,697	172,569
Due after five years through ten years	268,663	227,654
Due after ten years	212,426	185,355
Total securities available for sale	$688,796	$605,196

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous loss position, as of the dates indicated, follows.

June 30, 2024	Less Than 12 Months		12 Months or More
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies and corporations	$-	$-	$308,813	$44,205
State and political subdivisions	882	120	145,120	32,313
Mortgage-backed securities	520	1	121,951	6,119
Corporate debt securities	-	-	5,657	849
U.S. treasury	-	-	978	20
Total temporarily impaired securities	$1,402	$121	$582,519	$83,506

December 31, 2023	Less Than 12 Months		12 Months or More
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies and corporations	$-	$-	$311,844	$42,060
State and political subdivisions	884	1	148,763	29,613
Mortgage-backed securities	1,616	26	147,922	6,698
Corporate debt securities	-	-	5,750	754
U.S. treasury	-	-	963	33
Total temporarily impaired securities	$2,500	$27	$615,242	$79,158

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

At June 30, 2024, the Company had 566 securities with a fair value of $583,921 in an unrealized loss position. The Company reviews securities in an unrealized loss position to evaluate credit risk. The Company considers payment history, risk ratings from external parties, financial statements for municipal and corporate securities, public statements from issuers and other available credible published sources in evaluating credit risk. No credit risk was found and no ACL on securities available for sale was recorded as of June 30, 2024. The unrealized losses are attributed to noncredit-related factors, including changes in interest rates and other market conditions. The Company does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the cost basis of the investments. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

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

Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. In addition to dividends, NBB also benefits from its membership with FHLB through eligibility to borrow from the FHLB, using as collateral NBB’s capital stock investment in the FHLB and qualifying NBB real estate mortgage loans totaling $503,383 at June 30, 2024. The Company’s management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at June 30, 2024, did not determine any impairment.

Realized Securities Gains and Losses

The Company initiated sale of FCB’s securities portfolio upon completion of the acquisition, and no gain or loss was recorded. During the first six months of 2023, the Company realized net securities losses of $3,332 on the sale of securities with an amortized cost basis of $46,850. The sales were part of the Company’s interest rate risk management strategy.

Note 5: Defined Benefit Plan

The following table presents components of Net Periodic Benefit Cost for the periods indicated:

	Pension Benefits
	Three Months Ended June 30,
	2024	2023
Service cost	$261	$203
Interest cost	302	273
Expected return on plan assets	(608)	(518)
Amortization of prior service cost	-	-
Recognized net actuarial loss	33	17
Net periodic benefit income	$(12)	$(25)

	Pension Benefits
	Six Months Ended June 30,
	2024	2023
Service cost	$522	$406
Interest cost	604	546
Expected return on plan assets	(1,216)	(1,036)
Amortization of prior service cost	-	-
Recognized net actuarial loss	66	34
Net periodic benefit income	$(24)	$(50)

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

		Fair Value Measurement Using
June 30, 2024	Balance	Level 1	Level 2	Level 3
U.S. government agencies and corporations	$308,813	$-	$308,813	$-
States and political subdivisions	146,002	-	146,002	-
Mortgage-backed securities	143,746	-	143,746	-
Corporate debt securities	5,657	-	5,657	-
U.S. treasury	978	-	978	-
Total securities available for sale	$605,196	$-	$605,196	$-

		Fair Value Measurement Using
December 31, 2023	Balance	Level 1	Level 2	Level 3
U.S. government agencies and corporations	$311,844	$-	$311,844	$-
States and political subdivisions	149,893	-	149,893	-
Mortgage-backed securities	150,151	-	150,151	-
Corporate debt securities	5,750	-	5,750	-
U.S. treasury	963	-	963	-
Total securities available for sale	$618,601	$-	$618,601	$-

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

As of June 30, 2024, one interest rate lock commitment gave rise to an asset for the interest rate loan contract and a liability for the forward sales commitment.  Funded loans gave rise to a liability for the forward sales commitment. The Company had one rate lock commitment as of December 31, 2023, resulting in an asset for the interest rate loan contract and a liability for the forward sales commitment, and one funded loan resulting in a forward sales commitment.  The following tables present information on the interest rate loan contracts and forward sale commitments as of the date indicated:

		Fair Value Measurement Using
June 30, 2024	Balance	(Level 1)	(Level 2)	(Level 3)
Interest rate loan contract	$1	$-	$-	$1
Forward sale commitment	$(2)	$-	$-	$(2)

June 30, 2024	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate loan contract	Market approach	Pull-through rate	100%			(1)
Forward sale commitment	Market approach	Pull-through rate	100%			(1)

Interest rate loan contract	Market approach	Current reference price	101.21%			(3)
Forward sale commitment	Market approach	Current reference price	100.08%	-	102.00%	(101.12%)(2)

		Fair Value Measurement Using
December 31, 2023	Balance	(Level 1)	(Level 2)	(Level 3)
Interest rate loan contract	$3	$-	$-	$3
Forward sale commitment	$(4)	$-	$-	$(4)

December 31, 2023	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate loan contract	Market approach	Pull-through rate	100%			(1)
Forward sale commitment	Market approach	Pull-through rate	100%			(1)

Interest rate loan contract	Market approach	Current reference price	102.64%			(3)
Forward sale commitment	Market approach	Current reference price	101.60%	-	102.64%	(101.98%)(2)

(1)	All contracts are valued using the same pull-through rate
(2)	Current reference prices were weighted by the relative amount of the loan
(3)	Comprised of only one loan.

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. A liability of $1 for the fair value of loans held for sale was recorded as of June 30, 2024. No nonrecurring fair value adjustments were recorded on loans held for sale at December 31, 2023.

Collateral Dependent Loans

Collateral dependent loans are measured on a non-recurring basis for the ACLL. If the fair value of the collateral is lower than the loan’s amortized cost basis, the shortfall is recognized in the ACLL. When repayment is expected from the operation of the collateral, fair value is estimated as the present value of expected cash flows from the operation of the collateral. When repayment is expected from the sale of the collateral, fair value is estimated using measurement techniques discussed below and discounted by the estimated cost to sell. The ACLL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.

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

As of June 30, 2024, one consumer real estate loan totaling $84 and three commercial real estate loans totaling $2,970 were collateral dependent. Valuation of the consumer real estate loan and two of the commercial real estate loans were based upon third party evaluations (Level 2). Valuation for one commercial real estate loan was based upon an internal evaluation (Level 3). None of the measurements resulted in a specific allocation.

Fair Value Summary

The following presents the recorded amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of the dates indicated. Fair values are estimated using the exit price notion.

		Estimated Fair Value
June 30, 2024	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$14,908	$14,908	$-	$-
Federal funds sold	3,499	3,499
Interest-bearing deposits	80,477	80,477	-	-
Securities available for sale	605,196	-	605,196	-
Restricted stock, at cost	1,752	-	1,752	-
Mortgage loans held for sale	125	-	125	-
Loans, net	978,865	-	-	919,403
Accrued interest receivable	6,615	-	6,615	-
Bank-owned life insurance	46,775	-	46,775	-
Interest rate loan contract	1	-	-	1
Financial liabilities:
Deposits	$1,645,052	$-	$1,340,993	$303,497
Accrued interest payable	2,525	-	2,525	-
Forward sale commitment	2	-	-	2

		Estimated Fair Value
December 31, 2023	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$12,967	$12,967	$-	$-
Interest-bearing deposits	73,636	73,636	-	-
Securities available for sale	618,601	-	618,601	-
Restricted stock, at cost	1,264	-	1,264	-
Mortgage loans held for sale	406	-	406	-
Loans, net	847,552	-	-	793,800
Accrued interest receivable	6,313	-	6,313	-
Bank-owned life insurance	43,583	-	43,583	-
Interest rate loan contract	3	-	-	3
Financial liabilities:
Deposits	$1,503,972	$-	$1,280,732	$222,374
Accrued interest payable	1,416	-	1,416	-
Forward sale commitment	4	-	-	4

Note 7: Components of Accumulated Other Comprehensive Loss

The following tables provide information about components of accumulated other comprehensive loss as of the dates indicated:

	Net Unrealized Loss on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at March 31, 2023	$(69,692)	$(2,345)	$(72,037)
Unrealized holding loss on available for sale securities, net of tax of ($1,289)	(4,848)	-	(4,848)
Reclassification adjustment, net of tax of $702	2,642	-	2,642
Balance at June 30, 2023	$(71,898)	$(2,345)	$(74,243)

Balance at March 31, 2024	$(65,894)	$(2,310)	$(68,204)
Unrealized holding loss on available for sale securities, net of tax of ($40)	(150)	-	(150)
Balance at June 30, 2024	$(66,044)	$(2,310)	$(68,354)

	Net Unrealized Loss on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(81,421)	$(2,345)	$(83,766)
Unrealized holding gain on available for sale securities, net of tax of $1,831	6,891	-	6,891
Reclassification adjustment, net of tax of $700	2,632	-	2,632
Balance at June 30, 2023	$(71,898)	$(2,345)	$(74,243)

Balance at December 31, 2023	$(62,556)	$(2,310)	$(64,866)
Unrealized holding loss on available for sale securities, net of tax of ($927)	(3,488)	-	(3,488)
Balance at June 30, 2024	$(66,044)	$(2,310)	$(68,354)

Note 8: Revenue Recognition

Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams such as service charges on deposit accounts, other service charges and fees, credit and debit card fees, trust income, and annuity and insurance commissions are recognized in accordance with Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” ("Topic 606"). Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as financial guarantees, derivatives, and certain credit card fees are outside the scope of the guidance. Noninterest revenue streams within the scope of Topic 606 are discussed below.

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

OREO Gains and Losses

The Company records a gain or loss from the sale of other real estate owned ("OREO") when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated.

	Three Months Ended June 30,
Noninterest Income	2024	2023
In-scope of Topic 606:
Service charges on deposit accounts	$722	$637
Other service charges and fees	48	49
Credit and debit card fees, net	423	414
Trust income	513	481
Insurance and Investment (included within Other Income in the Consolidated Statements of Income)	126	112
Noninterest Income (in-scope of Topic 606)	$1,832	$1,693
Noninterest Income (out-of-scope of Topic 606)	414	1,098
Total noninterest income	$2,246	$2,791

	Six Months Ended June 30,
Noninterest Income	2024	2023
In-scope of Topic 606:
Service charges on deposit accounts	$1,397	$1,229
Other service charges and fees	94	102
Credit and debit card fees, net	797	881
Trust income	1,016	926
Insurance and Investment (included within Other Income in the Consolidated Statements of Income)	432	397
Noninterest Income (in-scope of Topic 606)	$3,736	$3,535
Noninterest Income (out-of-scope of Topic 606)	709	1,455
Total noninterest income	$4,445	$4,990

Note 9: Leases

The Company’s leases are recorded under ASC Topic 842, “Leases”. The Company categorizes leases as short-term, operating or finance leases. Leases with terms of 12 months or less are designated as short-term and are not capitalized. Operating and finance leases are capitalized as right-of-use assets and lease liabilities. Right-of-use assets, included in other assets, represent the Company’s right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and if applicable, prepaid rent, initial direct costs and any incentives received from the lessor. Lease liabilities, included in other liabilities, represent the Company’s obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows. Cash flows are discounted at the Company’s incremental borrowing rate in effect at the commencement date of the lease. The Company does not separate non-lease components from lease components within a single contract. Counterparties for the Company’s lease contracts are external to the Company and not related parties.

On June 1, 2024, the Company’s acquisition of FCB added two long-term branch leases. At the Acquisition Date, the leases were remeasured using the Company’s incremental borrowing rate and remaining lease terms, resulting in an increase of $548 to the right of use asset and the lease liability.

Lease payments

Short-term lease payments are recognized as lease expense on a straight-line basis over the lease term, or for variable lease payments, in the period in which the obligation was incurred. Operating and finance lease payments may be fixed for the term of the lease or variable. If the escalation factor for a variable lease payment is known, such as a specified percentage increase per year or a stated increase at a specified time, the variable payment is included in the cash flows used to determine the lease liability. If the variable payment is based upon an unknown escalator, such as the consumer price index at a future date, the increase is not included in the cash flows used to determine the lease liability.

Options to Extend, Residual Value Guarantees, Restrictions and Covenants

Certain of the Company’s operating leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably certain of being exercised. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The following tables present information about leases as of the dates and for the periods indicated:

	June 30, 2024	December 31, 2023
Lease liability	$1,506	$1,127
Right-of-use asset	$1,476	$1,096
Weighted average remaining lease term (in years)	5.03	4.39
Weighted average discount rate	3.84%	3.29%

	For the Three Months Ended June 30,
Lease Expense	2024	2023
Operating lease expense	$99	$92
Short-term lease expense	6	-
Total lease expense	$105	$92
Cash paid for amounts included in lease liabilities	$104	$92
Right-of-use assets obtained in exchange for operating lease liabilities commencing during the period	$548	$-

	For the Six Months Ended June 30,
Lease Expense	2024	2023
Operating lease expense	$188	$184
Short-term lease expense	11	1
Total lease expense	$199	$185
Cash paid for amounts included in lease liabilities	$199	$186
Right-of-use assets obtained in exchange for operating lease liabilities commencing during the period	$548	$-

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability:

Undiscounted Cash Flow for the Period	As of June 30, 2024
Twelve months ending June 30, 2025	$420
Twelve months ending June 30, 2026	322
Twelve months ending June 30, 2027	286
Twelve months ending June 30, 2028	272
Twelve months ending June 30, 2029	194
Thereafter	173
Total undiscounted cash flows	$1,667
Less: discount	(161)
Lease liability	$1,506

Note 10: Stock Based Compensation

The Company’s 2023 Stock Incentive Plan (“the Plan”) was approved by shareholders at the annual shareholders meeting on May 9, 2023. The Plan provides for the grant of various forms of stock-based compensation awards that may be settled in, or based upon the value of, the Company’s common stock. The maximum number of shares available for issuance under the Plan is 120,000 shares. For further information on the Plan, refer to the Company’s Proxy Statement filed with the SEC on March 28, 2024 and the Company’s S-8 filed with the SEC on June 7, 2023.

Restricted Stock Awards

Under the Plan, non-employee directors receive restricted stock awards (“RSAs”) each June and December. The RSAs are valued at the closing stock price on the grant date and expensed over the one-year vesting period. Stock based compensation expense charged against income was $33 and $65 for the three and six months ended June 30, 2024. As of June 30, 2024, expense of $103 related to the nonvested RSAs is expected to be recognized over the coming 12 months. A summary of changes in the Company’s nonvested RSAs under the Plan for the six months ended June 30, 2024 follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2024	4,095	$30.73
Granted	2,796	30.00
Vested and released	(2,052)	30.70
Nonvested at June 30, 2024	4,839	$30.32

Note 11: Net (Loss) Income Per Share

The factors used in the computation of net (loss) income per share computation for the periods indicated are presented below:

	For the Three Months Ended June 30,
	2024			2023
	Net Loss (Numerator)	Common Shares[1] (Denominator)	Per Share	Net Income (Numerator)	Common Shares[1] (Denominator)	Per Share
Basic net (loss) income per common share	$(306)	6,028,220	$(0.05)	$3,901	5,889,687	$0.66
Dilutive shares for restricted stock awards:		-			361
Diluted net (loss) income per common share	$(306)	6,028,220	$(0.05)	$3,901	5,890,048	$0.66

(1)	Weighted average outstanding

	For the Six Months Ended June 30,
	2024			2023
	Net Income (Numerator)	Common Shares[1] (Denominator)	Per Share	Net Income (Numerator)	Common Shares[1] (Denominator)	Per Share
Basic net income per common share	$1,868	5,958,953	$0.31	$8,432	5,889,687	$1.43
Dilutive shares for restricted stock awards:		2,084			181
Diluted net income per common share	$1,868	5,961,037	$0.31	$8,432	5,889,868	$1.43

RSA grants are disregarded in the computation of diluted net income per share if they are determined to be anti-dilutive. There were no anti-dilutive RSAs for the three and six months ended June 30, 2024 and June 30, 2023.

Note 12 – Goodwill and Other Intangibles

The aggregate amortization expense was $35 for the three and six months ended June 30, 2024. The following table provides information on the significant components of goodwill and other acquired intangible assets at June 30, 2024.

	Gross Carrying Amount	Additions	Measurement Period Adjustment	Accumulated Amortization	Net Carrying Amount
Goodwill	$5,848	$4,874	$11	$-	$10,733
Core deposit intangible	$-	$2,100	$-	$(35)	$2,065

At June 30, 2024, estimated future remaining amortization core deposit intangible within the years ending December 31, is as follows:

Amortization Expense
2024	$202
2025	373
2026	331
2027	290
2028	248
Thereafter	621
Total amortizing core deposit intangible	$2,065

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

$ in thousands, except per share data

The purpose of this discussion and analysis is to provide information about the financial condition and results of operations of the Company.  Please refer to the financial statements and other information included in this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K") for an understanding of the following discussion and analysis. References in the following discussion and analysis to “we” or “us” refer to the Company unless the context indicates that the reference is to the Bank.

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

On June 1, 2024, the Company and the Bank acquired Frontier Community Bank (“FCB”). In addition to the factors described above, the Company’s operations, performance, business strategy and results may be affected by the following factors:

●	the businesses of the Company and Frontier may not be integrated successfully after the merger or such integration may be more difficult, time-consuming or more costly than expected;
●	the cost savings and synergies contemplated by the merger may not be fully realized or realized within the expected timeframe;
●	revenues following the merger may be lower than expected;
●	customer and employee relationships and business operations may be disrupted by the merger.

These risks and uncertainties should be considered in evaluating the forward-looking statements contained in this report. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report. This discussion and analysis should be read in conjunction with the description of our “Risk Factors” in Item 1A of the 2023 Form 10-K.

Overview

NBI is a financial holding company that was organized in 1986 under the laws of Virginia and is registered under the Bank Holding Company Act of 1956. NBI common stock is listed on the Nasdaq Capital Market and is traded under the symbol “NKSH.”

NBI has two wholly-owned subsidiaries; the National Bank of Blacksburg and National Bankshares Financial Services, Inc. NBB is a community bank and does business as National Bank from 27 office locations and two loan production offices. NBB is the source of nearly all of the Company’s revenue. NBFS does business as National Bankshares Investment Services and National Bankshares Insurance Services. Income from NBFS is not significant at this time, nor is it expected to be so in the near future.

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

Critical accounting policies are most important to the portrayal of the Company’s financial condition or results of operations and require management’s most difficult, subjective, and complex judgments about matters that are inherently uncertain.  If conditions occur that differ from our assumptions, depending upon the severity of such differences, the Company’s financial condition or results of operations may be materially impacted.  The Company has designated the following policies as critical: those governing the allowance for credit losses, goodwill, the pension plan, core deposit intangibles and loans acquired in a business combination. The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them as needed.  For information on the allowance for credit losses, goodwill and the pension plan, please refer to the Company’s 2023 Form 10-K, Note 1: Summary of Significant Accounting Policies. For information on policies governing core deposit intangibles and loans acquired in a business combination, please refer to Note 1: General and Summary of Significant Accounting Policies of this Form 10-Q report.

Acquisition of Frontier Community Bank

On June 1, 2024, the Company and the Bank acquired FCB, a Virginia chartered commercial bank headquartered in Waynesboro, Virginia.  FCB’s results of operations are included in the Company’s consolidated results since the Acquisition Date, and accordingly the Company’s second quarter and first half of 2024 results reflect increased levels of average balances, net interest income, and expense compared to the prior quarter and first half of 2024 results.

The acquisition was made pursuant to an Agreement and Plan of Merger, dated January 23, 2024, by and among the Company, the Bank and FCB under which FCB merged with and into the Bank (the “FCB Merger Agreement”). Pursuant to the terms of the FCB Merger Agreement, at the effective time of the acquisition, each share of FCB common stock was converted into either $14.48 in cash or 0.4250 shares of the Company’s common stock, with FCB shareholders having the ability to elect the merger consideration to be received, subject to the allocation and proration procedures set forth in the FCB Merger Agreement. The Company issued 464,855 shares of common stock and paid $2,050 to former FCB shareholders in the acquisition. As a result of the transaction, the Bank expanded its operations into the Waynesboro, Staunton and Lynchburg, Virginia markets. Please refer to Note 2: Business Combination in Part I, Item 1 of this report for additional information of the acquisition of FCB.

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

	Three Months Ended June 30,
Net Interest Income, FTE	2024	2023
Interest income (GAAP)	$17,117	$14,597
Add: FTE adjustment	243	209
Interest income, FTE (non-GAAP)	17,360	14,806
Interest expense (GAAP)	8,417	5,380
Net interest income, FTE (non-GAAP)	$8,943	$9,426
Average balance of interest-earning assets	$1,688,945	$1,614,318
Net interest margin	2.13%	2.34%

	Six Months Ended June 30,
Net Interest Income, FTE	2024	2023
Interest income (GAAP)	$33,138	$28,641
Add: FTE adjustment	488	418
Interest income, FTE (non-GAAP)	33,626	29,059
Interest expense (GAAP)	16,193	8,478
Net interest income, FTE (non-GAAP)	$17,433	$20,581
Average balance of interest-earning assets	$1,663,824	$1,617,484
Net interest margin	2.11%	2.57%

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

	Three Months Ended June 30,
	2024	2023
Noninterest expense (GAAP)	$10,127	$7,566
Less: merger-related expense	(2,257)	-
Less: contract termination expense (1)	(173)
Less: proxy-related expense (2)	-	(344)
Adjusted noninterest expense (non-GAAP)	$7,697	$7,222
Noninterest income (GAAP)	$2,246	$2,791
Less: realized securities loss, net	-	3,344
Less: gain on sale of investment (3)	-	(2,971)
Less: gain on BOLI settlement	-	(1,037)
Adjusted noninterest income (non-GAAP)	2,246	2,127
Net interest income, FTE (non-GAAP)	8,943	9,426
Total income for efficiency ratio (non-GAAP)	$11,189	$11,553
Efficiency ratio	68.79%	62.51%

	Six Months Ended June 30,
	2024	2023
Noninterest expense (GAAP)	$17,889	$15,230
Less: merger-related expense	(2,741)	-
Less: contract termination expense (1)	(173)
Less: proxy-related expense (2)	-	(784)
Adjusted noninterest expense (non-GAAP)	$14,975	$14,446
Noninterest income (GAAP)	$4,445	$4,990
Less: realized securities loss, net	-	3,332
Less: gain on sale of investment (3)	-	(2,971)
Less: gain on BOLI settlement	-	(1,037)
Adjusted noninterest income (non-GAAP)	4,445	4,314
Net interest income, FTE (non-GAAP)	17,433	20,581
Total income for efficiency ratio (non-GAAP)	$21,878	$24,895
Efficiency ratio	68.45%	58.03%

(1)	Contract termination expense was recorded to reflect the Company’s notification to a vendor that it intends to end its relationship in 2025.
(2)	Included in professional services in the Consolidated Statements of Income.
(3)	Sale of VISA Class B shares.

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

	Three Months Ended June 30,
	2024	2023
Net (loss) income per GAAP	$(306)	$3,901
Less: items not annualized:
Realized securities loss, net of tax of $702 for the period ended June 30, 2023	-	2,642
Proxy-related expense, net of tax of $72 for the period ended June 30, 2023	-	272
Gain on sale of investment, net of tax of ($624) for the period ended June 30, 2023	-	(2,347)
Gain on BOLI settlement	-	(1,037)
ACL provision, net of tax of $271 for the period ended June 30, 2024 (1)	1,019	-
Merger-related expense, net of tax of $411 for the period ended June 30, 2024	1,846	-
Contract termination expense, net of tax of $36 for the period ended June 30, 2024	137	-
Total non-annualized items	3,002	(470)
Adjusted net income	$2,696	$3,431
Adjusted net income, annualized	$10,843	$13,762
Add: total non-annualized items	(3,002)	470
Annualized net income for ratio calculation (non-GAAP)	$7,841	$14,232
Return on average assets (GAAP)	(0.07)%	0.96%
Adjusted return on average assets (non-GAAP)	0.46%	0.87%
Return on average equity (GAAP)	(0.89)%	12.06%
Adjusted return on average equity (non-GAAP)	5.68%	10.97%

	Six Months Ended June 30,
	2024	2023
Net income per GAAP	$1,868	$8,432
Less: items not annualized:
Partnership income net of tax of ($35) and ($44) for the periods ended June 30, 2024 and 2023, respectively	(134)	(164)
Realized securities gain, net of tax of $700 for the period ended June 30, 2023	-	2,632
Proxy-related expense, net of tax of $165 for the period ended June 30, 2023	-	619
Gain on sale of investment, net of tax of ($624) for the period ended June 30, 2023	-	(2,347)
Gain on BOLI settlement	-	(1,037)
ACL provision, net of tax of $271 for the period ended June 30, 2024 (1)	1,019	-
Merger-related expense, net of tax of $411 for the period ended June 30, 2024	2,330	-
Contract termination expense, net of tax of $36 for the period ended June 30, 2024	137	-
Total non-annualized items	3,352	(297)
Adjusted net income	$5,220	$8,135
Adjusted net income, annualized	$10,497	$16,405
Add: total non-annualized items	(3,352)	297
Annualized net income for ratio calculation (non-GAAP)	$7,145	$16,702
Return on average assets (GAAP)	0.22%	1.05%
Adjusted return on average assets (non-GAAP)	0.42%	1.03%
Return on average equity (GAAP)	2.74%	13.40%
Adjusted return on average equity (non-GAAP)	5.21%	13.16%

(1)	Upon acquisition of FCB, the Company recorded a provision for credit losses of $1,290 to establish an ACL for non-PCD loans.

Performance Summary

The following table presents the Company’s key performance indicators for the periods indicated.

	Three Months Ended June 30,
	2024	2023
Net Income	$(306)	$3,901
Return on average assets	(0.07)%	0.96%
Adjusted return on average assets (1)	0.46%	0.87%
Return on average equity	(0.89)%	12.06%
Adjusted return on average equity (1)	5.68%	10.97%
Basic net (loss) income per common share	$(0.05)	$0.66
Fully diluted net (loss) income per common share (2)	$(0.05)	$0.66
Net interest margin (1)	2.13%	2.34%
Efficiency ratio (1)	68.79%	62.51%

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	Twelve Months Ended December 31, 2023
Net Income	$1,868	$8,432	$15,691
Return on average assets	0.22%	1.05%	0.97%
Adjusted return on average assets (1)	0.42%	1.03%	0.97%
Return on average equity	2.74%	13.40%	12.59%
Adjusted return on average equity (1)	5.21%	13.16%	12.59%
Basic net income per common share	$0.31	$1.43	$2.66
Fully diluted net income per common share (2)	$0.31	$1.43	$2.66
Net interest margin (1)	2.11%	2.57%	2.38%
Efficiency ratio (1)	68.45%	58.03%	61.01%

(1)	See “Non-GAAP Financial Measures” above.
(2)	As of June 30, 2024, the Company had 4,839 unvested shares of restricted stock outstanding with a one year vesting period.

Net income for the three and six months ended June 30, 2024 decreased when compared with the comparable periods of 2023, due to net interest margin compression, merger related expenses and contract termination expense. The net interest margin as well as key noninterest income and expense items are discussed below.

Net Interest Income

The following tables show interest‑earning assets and interest‑bearing liabilities, the interest earned or paid, the average yield or rate on the daily average balance outstanding, net interest income and net interest margin for the periods indicated.

	Three Months Ended June 30,
	2024			2023
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans (1)(2)(4)(5)	$904,317	$11,423	5.08%	$853,119	$9,730	4.57%
Taxable securities (6)(7)	629,871	4,239	2.71%	654,021	4,066	2.49%
Nontaxable securities (1)(6)	63,819	459	2.89%	65,231	470	2.89%
Federal funds sold	891	10	4.51%	-	-	-
Interest-bearing deposits	90,047	1,229	5.49%	41,947	540	5.16%
Total interest-earning assets	$1,688,945	$17,360	4.13%	$1,614,318	$14,806	3.68%
Interest-bearing liabilities:
Interest-bearing demand deposits	$842,809	$5,270	2.51%	$847,986	$4,115	1.95%
Savings deposits	174,699	216	0.50%	199,606	199	0.40%
Time deposits	261,584	2,930	4.51%	138,261	1,054	3.06%
Borrowings	230	1	1.75%	954	12	5.05%
Total interest-bearing liabilities	$1,279,322	$8,417	2.65%	$1,186,807	$5,380	1.82%
Net interest income and interest rate spread		$8,943	1.48%		$9,426	1.86%
Net interest margin			2.13%			2.34%

	Six Months Ended June 30,
	2024			2023
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans (1)(3)(4)(5)	$881,304	$21,823	4.98%	$854,101	$19,144	4.52%
Taxable securities (6)(7)	631,690	8,515	2.71%	666,214	8,184	2.48%
Nontaxable securities (1)(6)	63,999	920	2.89%	66,277	963	2.93%
Federal funds sold	446	10	4.51%	-	-	-
Interest-bearing deposits	86,385	2,358	5.49%	30,892	768	5.01%
Total interest-earning assets	$1,663,824	$33,626	4.06%	$1,617,484	$29,059	3.62%
Interest-bearing liabilities:
Interest-bearing demand deposits	$832,682	$10,259	2.48%	$852,264	$6,488	1.54%
Savings deposits	175,324	451	0.52%	203,967	280	0.28%
Time deposits	248,127	5,482	4.44%	115,093	1,413	2.48%
Borrowings	115	1	1.75%	12,394	297	4.83%
Total interest-bearing liabilities	$1,256,248	$16,193	2.59%	$1,183,718	$8,478	1.44%
Net interest income and interest rate spread		$17,433	1.47%		$20,581	2.18%
Net interest margin			2.11%			2.57%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 21%.
(2)	Included in interest income are loan fees of $55 and $66 for the three months ended June 30, 2024 and 2023, respectively.
(3)	Included in interest income are loan fees of $103 and $106 for the six months ended June 30, 2024 and 2023, respectively.
(4)	Nonaccrual loans are included in average balances for yield computations.
(5)	Includes loans held for sale.
(6)	Daily averages are shown at amortized cost.
(7)	Includes restricted stock.

Interest income and the yield on earning assets continues to grow in response to the Federal Reserve’s interest rate increases between March 2022 and July 2023. Many of the Company’s loans are adjustable with repricing dates in the future. If rates remain at the current level or do not decrease substantially, the Company expects that repricing will continue to contribute to improved interest income.

The competitive pressure for deposits that first began affecting the Company in the first quarter of 2023 and increased throughout 2023 has moderated, but continues to contribute to higher cost of funds and compressed net interest margin when results for the three and six months ended June 30, 2024 are compared with the same periods of 2023. The Company continuously monitors its deposit base and funding costs. Further information on the Company’s funds management and deposit strategy is discussed under the Deposits section below.

Noninterest Income

	Three Months Ended June 30,
	2024	2023	Percent Change
Service charges on deposits	$722	$637	13.34%
Other service charges and fees	48	49	(2.04)%
Credit and debit card fees, net	423	414	2.17%
Trust income	513	481	6.65%
BOLI income	269	1,279	(78.97)%
Gain on sale of investment	-	2,971	NM
Gain on sale of mortgage loans	58	55	5.45%
Other income	213	249	(14.46)%
Realized securities loss, net	-	(3,344)	NM
Total noninterest income	$2,246	$2,791	(19.53)%

	Six Months Ended June 30,
	2024	2023	Percent Change
Service charges on deposits	$1,397	$1,229	13.67%
Other service charges and fees	94	102	(7.84)%
Credit and debit card fees, net	797	881	(9.53)%
Trust income	1,016	926	9.72%
BOLI income	527	1,518	(65.28)%
Gain on sale of investment	-	2,971	NM
Gain on sale of mortgage loans	82	71	15.49%
Other income	532	624	(14.74)%
Realized securities loss, net	-	(3,332)	NM
Total noninterest income	$4,445	$4,990	(10.92)%

Service charges on deposit accounts increased when the three and six months ended June 30, 2024 are compared with the comparable periods of 2023, due to changes in fee structure.

Other service charges and fees decreased when the three and six months ended June 30, 2024 are compared with the comparable periods of 2023, due to lower fees associated with letters of credit.

Credit and debit card fees, net, increased when the three months ended June 30, 2024 are compared with the comparable period of 2023, due an increase in customer use. When the six months ended June 30, 2024 and June 30, 2023 are compared, credit and debit card fees, net, decreased due to higher processing expense.

Trust income increased due to higher volume, when the three and six months ended June 30, 2024 are compared with the comparable periods of 2023. BOLI income decreased when compared over the same periods due to the settlement of a policy in the second quarter of 2023.

Other income includes revenue from investment and insurance sales, adjustments to partnership basis and other miscellaneous components. During 2023, the Company recognized an incentive payment from a vendor. These areas fluctuate with market conditions and competitive factors.

The Company also recorded a gain on the sale of an investment and a loss on the sale of securities during the second quarter of 2023. The sale of securities is discussed in more detail under the Securities section below.

Noninterest Expense

	Three Months Ended June 30,
	2024	2023	Percent Change
Salaries and employee benefits	$4,687	$4,465	4.97%
Occupancy, furniture and fixtures	561	411	36.50%
Data processing and ATM	886	879	0.80%
FDIC assessment	192	254	(24.41)%
Intangible asset amortization	35	-	NM
Net costs of other real estate owned	-	4	NM
Franchise taxes	358	358	0.00%
Professional services	272	551	(50.64)%
Merger-related expenses	2,257	-	NM
Contract termination expenses	173	-	NM
Other operating expenses	706	644	9.63%
Total noninterest expense	$10,127	$7,566	33.85%

	Six Months Ended June 30,
	2024	2023	Percent Change
Salaries and employee benefits	$9,153	$8,899	2.85%
Occupancy, furniture and fixtures	1,100	953	15.42%
Data processing and ATM	1,753	1,752	0.06%
FDIC assessment	379	371	2.16%
Intangible asset amortization	35	-	NM
Net costs of other real estate owned	-	15	NM
Franchise taxes	708	733	(3.41)%
Professional services	512	1,304	(60.74)%
Merger-related expenses	2,741	-	NM
Contract termination expenses	173	-	NM
Other operating expenses	1,335	1,203	10.97%
Total noninterest expense	$17,889	$15,230	17.46%

Noninterest expense increased when the three and six months ended June 30, 2024 are compared with the comparable periods of 2023. Key noninterest expense items include occupancy, furniture and fixtures, professional services, merger-related expenses, and contract termination expenses.

Occupancy, furniture and fixtures expense increased when compared with 2023 due to receipt of a one-time insurance reimbursement during 2023.

Professional services include legal and other expenses for the Company’s response to a threatened proxy contest from an activist shareholder during 2023, which amounted to $327 and $768 for the three and six months ended June 30, 2023, respectively.

During 2024, the Company recorded expenses associated with its acquisition of FCB, including executive and employee severance benefits and legal and consulting fees.

During the second quarter of 2024, the Company recorded a contract termination expense when it gave formal notification to a vendor that it intends to end its relationship in 2025.

Included in various categories of noninterest expense are expenses to manage cybersecurity risk. The cost of these measures was $94 for the three months ended June 30, 2024 and $150 for the three months ended June 30, 2023. For the six months ended June 30, 2024, the total cybersecurity expense was $184 compared to $283 for the six months ended June 30, 2023.

Income Tax

The Company’s income tax benefit for the three months ended June 30, 2024 was $177.  For the three months ended June 30, 2023, the Company recorded an income tax expense of $540. For the six months ended June 30, 2024, the Company’s income tax expense was $341 and effective tax rate was 15.44%.  For the six months ended June 30, 2023, the Company’s income tax expense was $1,488 and effective tax rate was 15.00%. A significant portion of the merger related expense was not tax deductible, resulting in an increase to the Company’s effective tax rate for 2024. During 2023, the Company recognized a gain on the settlement of a BOLI policy that was not taxable.

Asset Quality

Key indicators of the Company’s asset quality are presented in the following table.

	June 30, 2024	June 30, 2023	December 31, 2023
Nonaccrual loans	$2,507	$3,075	$2,629
Loans past due 90 days or more, and still accruing	234	21	188
Other real estate owned	-	662	-
ACLL to loans net of unearned income and deferred fees and costs	1.06%	1.26%	1.06%
Net charge-off ratio	0.02%	(0.01)%	0.02%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.25%	0.44%	0.31%
Ratio of ACLL to nonperforming loans	418.91%	345.56%	345.91%

For information on the Company’s policies on the ACLL, please refer to the Company’s 2023 Form 10-K, Note 1: Summary of Significant Accounting Policies.

The Company’s risk analysis as of June 30, 2024 determined an ACLL of $10,502, or 1.06% of loans net of unearned income and deferred fees and costs. This compares with an allowance of $9,094 as of December 31, 2023, or 1.06% of loans. To determine the appropriate level of the ACLL, the Company considers credit risk for individually evaluated loans and for groups of loans evaluated collectively.

Individually Evaluated Loans

Individually evaluated loans were $13,471 as of June 30, 2024, a slight increase from $10,544 as of December 31, 2023. As of June 30, 2024, four individually evaluated loans were collateral dependent but were adequately collateralized and did not result in an individual allocation. The remaining individually evaluated loans were measured using the discounted cash flow method, resulting in an allocation of $644.

Collectively Evaluated Loans

Collectively evaluated loans totaled $976,427, with an ACLL of $9,858 as of June 30, 2024. At December 31, 2023, collectively evaluated loans totaled $846,631, with an allowance of $8,522.

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

Reasonable and Supportable Forecast

The Company applies national unemployment forecasts to project cash flows. The Company determined that 12 months represents a reasonable and supportable forecast period as of June 30, 2024, and set a period of 12 months to revert to historical losses on a straight-line basis. The forecast applied at June 30, 2024 projects that unemployment will rise over the next 12 months, to a slightly higher level than the forecast applied as of December 31, 2023. The higher unemployment forecast increased the required level of the ACLL when June 30, 2024 is compared with December 31, 2023.

Qualitative Factors: Economic

The Company sources economic data pertinent to its market from the most recently available publications, including business and personal bankruptcy filings, the residential vacancy rate and the inventory of new and existing homes.

Higher bankruptcy filings indicate heightened credit risk and increase the ACLL, while lower bankruptcy filings have a beneficial impact on credit risk. Compared with data available at December 31, 2023, business bankruptcy filings remained the same while personal bankruptcy filings increased slightly.

Residential vacancy rates and housing inventory impact the Company’s residential construction customers and the consumer real estate market. Higher levels increase credit risk. The residential vacancy rate available at June 30, 2024 increased from the data incorporated into the December 31, 2023 calculation. Housing data available as of June 30, 2024 showed higher inventory than at December 31, 2023, resulting in a higher allocation.

Qualitative Factors: Asset Quality Indicators

Accruing past due loans are analyzed at the class level and compared with previous levels. Increases in past due loans indicate heightened credit risk. Accruing loans past due 30-89 days were 0.25% of total loans at June 30, 2024, an increase from 0.19% at December 31, 2023.

Qualitative Factors: Other Considerations

The Company considers other factors that impact credit risk, including the interest rate environment, the competitive, legal and regulatory environments, changes in lending policies and loan review, changes in lending management, and high risk loans.

The interest rate environment impacts variable rate loans. The Federal Reserve’s interest rate increases between March 2022 and July 2023 have increased and are expected to continue to increase payments on the Company’s variable rate loans as they reach contractual repricing dates. Higher payments may increase credit risk. The Company allocates additional reserve each time the Federal Reserve increases rates. After the rate increase has been in effect for one year, the allocation may be removed under the assumption that the impact of the change has become integrated to the portfolio. As of June 30, 2024, the Company reduced its allocation from the December 31, 2023 allocation to reflect improvement in inflationary pressures.

The competitive, legal and regulatory environments were evaluated for changes that would affect credit risk. Higher competition for loans increases credit risk, while lower competition decreases credit risk. Competition remained at similar levels to those at December 31, 2023. The legal and regulatory environments also remain in a similar posture to December 31, 2023.

Lending policies, loan review procedures and management’s experience influence credit risk. Policies and procedures remain similar to those at December 31, 2023. The Company added an allocation to account for absorption of FCB acquired loans and integration of FCB lenders.

Levels of high risk loans are considered in the determination of the level of the ACLL. A decrease in the level of high risk loans within a class decreases the required allocation for the loan class, and an increase in the level of high risk loans within a class increases the required allocation for the loan class. Total high risk loans increased from the level at December 31, 2023.

Unallocated Surplus

The unallocated surplus as of June 30, 2024 is $400, or 3.96% in excess of the calculated requirement. The unallocated surplus at December 31, 2023 was $350, or 4.00% in excess of the calculated requirement. The surplus provides some mitigation of current economic uncertainty that may impact credit risk.

Conclusion

The calculation of the appropriate level for the ACLL incorporates analysis of multiple factors and requires management’s prudent and informed judgment. The Company augmented the calculated requirement with an unallocated surplus. Based on analysis of historical indicators, asset quality and economic factors, management believes the level of ACLL is reasonable for the credit risk in the loan portfolio as of June 30, 2024.

ACL on Unfunded Commitments

The ACL on unfunded commitments was $251, or 0.14% of unfunded commitments as of June 30, 2024.  The ACL on unfunded commitments was $259, or 0.16% as of December 31, 2023..

Provision for (Recovery of) Credit Losses

The provision for credit losses represents charges to earnings necessary to maintain an adequate allowance.  The adequacy of the ACLL is reviewed quarterly and adjustments are made as considered necessary. The Company recorded a provision for credit losses on loans of $1,307 and a recovery of credit losses on unfunded commitments of $15 for the six months ended June 30, 2024, compared with provision for credit losses on loans of $12 for the six months ended June 30, 2023 and a recovery of $9 for unfunded commitments. Upon acquisition of FCB in June 2024, the Company recorded a provision for credit losses of $1,290 to establish an allowance on non-PCD loans.

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

The Company reviews modifications to determine whether the borrower is experiencing financial difficulty, including indicators of default, bankruptcy, going concern, insufficient projected cash flows and inability to obtain financing from other sources. If a modification is made to a borrower experiencing financial difficulty, the loan’s risk rating is downgraded to special mention or classified, resulting in individual evaluation for the ACLL. During the three months ended June 30, 2024, the Company modified one loan totaling $7 for a borrower who was experiencing financial difficultly. During the six months ended June 30, 2024, the Company modified two loans totaling $6,403 for borrowers who were experiencing financial difficulty. Both loans were individually evaluated for the ACLL in previous periods and as of June 30, 2024, using the discounted cash flow methodology. During the three and six months ended June 30, 2023, the Company modified one loan totaling $6,396 for a borrower who was experiencing financial difficulty. The loan was individually evaluated using the discounted cash flow methodology for the ACLL as of June 30, 2023.

Modifications for Borrowers Who Were Not Experiencing Financial Difficulty

During the three and six months ended June 30, 2024 and 2023, the Company modified loans in the normal course of business for borrowers who were not experiencing financial difficulty. During the three months ended June 30, 2024, the Company modified 216 loans totaling $21,704. During the six months ended June 30, 2024, the Company modified 432 loans totaling $43,936. During the three months ended June 30, 2023, the Company provided 194 modifications to loans totaling $11,528. For the six months ended June 30, 2023, the Company provided 395 modifications to loans totaling $42,036.

Key Assets and Liabilities

NBI’s key assets and liabilities and their change from December 31, 2023 are shown in the following table.

	June 30, 2024	December 31, 2023	Percent Change
Interest-bearing deposits	$80,477	$73,636	9.29%
Securities available for sale, at fair value and restricted stock	606,948	619,865	(2.08)%
Loans, net	978,865	847,552	15.49%
Total assets	1,809,216	1,655,370	9.29%
Deposits	1,645,052	1,503,972	9.38%

Average Balances

Year-to-date daily averages for the major balance sheet categories are as follows:

	June 30, 2024	December 31, 2023	Percent Change
Assets
Interest-bearing deposits	$86,385	$37,660	129.38%
Securities available for sale, at fair value and restricted stock	609,828	620,535	(1.73)%
Loans, net	871,713	840,590	3.70%
Total assets	1,687,446	1,613,854	4.56%
Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$281,635	$299,748	(6.04)%
Interest-bearing demand deposits	832,682	826,112	0.80%
Savings deposits	175,324	195,592	(10.36)%
Time deposits	248,127	150,395	64.98%
Stockholders’ equity	136,955	124,641	9.88%

Increased customer deposits resulted in increased investment in interest bearing deposit assets. Changes in securities, loans, deposits and stockholders’ equity are discussed below.

Securities

	June 30, 2024	December 31, 2023	Percent Change
Amortized cost	$688,796	$697,786	(1.29)%
Unrealized loss, net	(83,600)	(79,185)	(5.58)%
Securities available for sale, at fair value	$605,196	$618,601	(2.17)%

Securities available for sale are presented at fair value as of each reporting date. The fair value of bonds moves inversely to interest rate changes and expectations of interest rate changes. Most of the Company’s securities were purchased during periods prior to the Federal Reserve’s interest rate increases that began in March of 2022. The Company’s analysis of the securities portfolio determined no identifiable credit risk as of June 30, 2024 and no ACL has been recorded. Please refer to Note 1: General and Summary of Significant Accounting Policies of the 2023 Form 10-K and Note 4: Securities in Part I, Item 1 of this report for additional information on the securities portfolio.

Loans

	June 30, 2024	December 31, 2023	Percent Change
Real estate construction	$81,355	$55,379	46.91%
Consumer real estate	299,310	241,564	23.91%
Commercial real estate	454,978	419,130	8.55%
Commercial non real estate	52,297	41,555	25.85%
Public sector and IDA	59,043	60,551	(2.49)%
Consumer non real estate	42,915	38,996	10.05%
Less: unearned income and deferred fees and costs	(531)	(529)	(0.38)%
Loans, net of unearned income and deferred fees and costs	$989,367	$856,646	15.49%

The increase from December 31, 2023 reflects the acquisition of FCB. The higher interest rate environment continues to restrain loan demand. The Company is positioned to make every loan that meets its underwriting standards.

Deposits

	June 30, 2024	December 31, 2023	Percent Change
Noninterest-bearing demand deposits	$296,242	$281,215	5.34%
Interest-bearing demand deposits	867,899	821,661	5.63%
Savings deposits	176,852	177,856	(0.56)%
Time deposits	304,059	223,240	36.20%
Total deposits	$1,645,052	$1,503,972	9.38%

The Company’s depositors within its market area are diverse, including individuals, businesses and municipalities. The Company does not have any brokered deposits. Depositors are insured up to the FDIC maximum of $250 thousand. Municipal deposits, which account for approximately 24% of the Company’s deposits, have additional security from bonds pledged as collateral, in accordance with state regulation. Of the Company’s non-municipal deposits, approximately 21% are uninsured.

Borrowings

The Company acquired FHLB borrowings in the FCB merger, which were repaid upon completion of the merger.

Capital Resources

	June 30, 2024	December 31, 2023	Percent Change
Common stock and additional paid in capital	$21,768	$7,404	194.00%
Retained earnings	195,549	197,984	(1.23)%
Accumulated other comprehensive loss	(68,354)	(64,866)	(5.38)%
Total stockholders’ equity	$148,963	$140,522	6.01%

The increase in stockholders’ equity reflects the stock consideration issued to acquire FCB. The Company paid dividends to shareholders in June 2024.

The Company qualifies as a small bank holding company under the Federal Reserve’s Small Bank Holding Company Policy Statement, which exempts bank holding companies with less than $3 billion in assets from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements. NBB is subject to various capital requirements administered by banking agencies, including an additional capital conservation buffer in order to make capital distributions or discretionary bonus payments. Risk-based capital ratios are calculated in compliance with OCC rules based on the Basel III Capital Rules. The Bank’s ratios are well above the required minimums as of June 30, 2024. Capital ratios for NBB are shown in the following tables.

	NBB	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservation Buffer
Common Equity Tier I Capital Ratio	16.32%	4.50%	7.00%
Tier I Capital Ratio	16.32%	6.00%	8.50%
Total Capital Ratio	17.19%	8.00%	10.50%
Leverage Ratio	11.40%	4.00%	4.00%

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

As of June 30, 2024, the Company had $297,917 of borrowing capacity from the FHLB and an unsecured federal funds line of credit with an unaffiliated bank of $10,000, with no amounts advanced against those lines. Additionally, the Company had $180,278 of unused capacity at the Federal Reserve Bank discount window. Periodically during 2023, the Company accessed FHLB borrowings. The advances were fully repaid, due to the success of the Company’s deposit strategy. As of June 30, 2024, the Company did not have purchased deposits, discount window borrowings or short-term borrowings.

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

Regulatory capital levels determine the Company’s ability to use purchased deposits and the Federal Reserve Bank discount window. As of June 30, 2024, the Company is considered well capitalized and does not have any restrictions on purchased deposits or borrowing ability at the Federal Reserve Bank discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. As of June 30, 2024, the Company’s liquidity is sufficient to meet projected trends.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. As of June 30, 2024, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s internally-set target range. As of June 30, 2024, the loan to deposit ratio was 60.14%. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

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

While it would be possible for customers to fully draw on approved lines of credit and for beneficiaries to call all letters of credit, historically this has not occurred. In the event of a sudden and substantial draw on these lines, the Company would be able to access multiple options, including its lines of credit with correspondents, raising additional deposits, or selling securities available for sale or loans. The Company estimates an ACL on unfunded loan commitments under the current expected credit losses ("CECL") model.

The Company sells mortgages on the secondary market. Our agreement with the purchaser provides for strict underwriting and documentation requirements. Violation of the representations and warranties of the agreement would entitle the purchaser to recourse provisions. The Company has determined that its risk in this area is not significant because of a low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of June 30, 2024. To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit. There were no material changes in off-balance sheet arrangements during the three and six months ended June 30, 2024.

Contractual Obligations

The Company had no finance lease or purchase obligations and no long-term debt at June 30, 2024.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. In conducting the evaluation of the effectiveness of its disclosure controls and procedures as of June 30, 2024, the Company has excluded the operations of FCB as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission (not to extend more than one year beyond the date of the acquisition or for more than one annual reporting period). The merger was completed on June 1, 2024. See "Note 2. Business Combinations" for further discussion of the merger and its impact on the Company’s consolidated financial statements.

Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2024 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Please refer to the “Risk Factors” previously disclosed in Item 1A of the 2023 Form 10-K and the factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” in Part I. Item 2 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

(a)	None.

(b)	None.

(c)

During the fiscal quarter ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6.  Exhibits

Index of Exhibits

Exhibit No.	Description
2(i)	Agreement and Plan of Merger, dated as of January 23, 2024, by and among National Bankshares, Inc., The National Bank of Blacksburg and Frontier Community Bank	(incorporated herein by reference to Exhibit 2.1 of the Form 8-K filed on January 24, 2024)
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8-K filed on March 16, 2006)
3(ii)	Amended and Restated Bylaws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.2 of the Form 8-K filed on July 10, 2024)
4	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10-K for fiscal year ended December 31, 1993)
10 (i)	Advisory Services Agreement, dated June 1, 2024, by and between Alan J. Sweet and National Bankshares, Inc.	Filed herewith
+31(i)	Section 302 Certification of Chief Executive Officer	Filed herewith
+31(ii)	Section 302 Certification of Chief Financial Officer	Filed herewith
+32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Filed herewith
+32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Filed herewith
+101

The following materials from National Bankshares, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2024 are formatted in iXBRL (Inline Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets at June 30, 2024 and December 31, 2023; (ii) Consolidated Statements of (Loss) Income for the three and six months ended June 30, 2024 and 2023; (iii) Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2024 and 2023; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023; and (vi) Notes to Consolidated Financial Statements.

Filed herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

Date: August 14, 2024	/s/ F. Brad Denardo
By: F. Brad Denardo Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2024	/s/ Lora M. Jones
By: Lora M. Jones Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)