Form 10-Q
period 2024-09-30
NATIONAL BANKSHARES INC
filed 2024-11-13
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Outstanding shares of common stock at November 13, 2024
6,360,973

NATIONAL BANKSHARES, INC.

Form 10-Q

Part I

Item 1. Financial Statements

Financial Information

National Bankshares, Inc.

Consolidated Balance Sheets

	(Unaudited)
(in thousands, except share and per share data)	September 30, 2024	December 31, 2023
Assets
Cash and due from banks	$15,990	$12,967
Interest-bearing deposits	33,707	73,636
Federal funds sold	73	–
Total cash and cash equivalents	49,770	86,603
Securities available for sale, at fair value	622,271	618,601
Restricted stock, at cost	1,849	1,264
Mortgage loans held for sale	457	406
Loans:
Loans, net of unearned income and deferred fees and costs	1,001,659	856,646
Less: allowance for credit losses	(10,328)	(9,094)
Loans, net	991,331	847,552
Premises and equipment, net	16,165	11,109
Accrued interest receivable	6,648	6,313
Goodwill	10,718	5,848
Core deposit intangible, net	1,963	–
Bank-owned life insurance	47,071	43,583
Other assets	36,790	34,091
Total assets	$1,785,033	$1,655,370

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$296,469	$281,215
Interest-bearing demand deposits	819,947	821,661
Savings deposits	176,460	177,856
Time deposits	310,077	223,240
Total deposits	1,602,953	1,503,972
Accrued interest payable	2,074	1,416
Other liabilities	12,224	9,460
Total liabilities	1,617,251	1,514,848
Commitments and contingencies
Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	$–	$–
Common stock of $1.25 par value and additional paid in capital. Authorized 10,000,000 shares; issued and outstanding 6,360,973 (including 4,379 unvested) shares at September 30, 2024 and 5,893,782 (including 4,095 unvested) shares at December 31, 2023	21,796	7,404
Retained earnings	198,225	197,984
Accumulated other comprehensive loss, net	(52,239)	(64,866)
Total stockholders' equity	167,782	140,522
Total liabilities and stockholders' equity	$1,785,033	$1,655,370

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,
(in thousands, except share and per share data)	2024	2023
Interest Income
Interest and fees on loans	$13,164	$9,816
Interest on federal funds sold	12	–
Interest on interest-bearing deposits	954	439
Interest on securities – taxable	4,203	4,084
Interest on securities – nontaxable	333	340
Total interest income	18,666	14,679
Interest Expense
Interest on time deposits	3,509	1,452
Interest on other deposits	5,709	4,584
Interest on borrowings	–	3
Total interest expense	9,218	6,039
Net interest income	9,448	8,640
Recovery of credit losses	(5)	(371)
Net interest income after recovery of credit losses	9,453	9,011

Noninterest Income
Service charges on deposit accounts	753	642
Other service charges and fees	82	151
Credit and debit card fees, net	344	395
Trust income	580	505
BOLI income	295	253
Gain on sale of mortgage loans	50	22
Other income	168	147
Total noninterest income	2,272	2,115

Noninterest Expense
Salaries and employee benefits	4,953	4,462
Occupancy, furniture and fixtures	641	547
Data processing and ATM	1,054	978
FDIC assessment	211	190
Intangible asset amortization	102	–
Net costs of other real estate owned	–	14
Franchise taxes	373	339
Professional services	254	251
Merger-related expenses	150	–
Other operating expenses	761	654
Total noninterest expense	8,499	7,435
Income before income tax expense	3,226	3,691
Income tax expense	550	617
Net Income	$2,676	$3,074
Basic net income per common share	$0.42	$0.52
Fully diluted net income per common share	$0.42	$0.52
Weighted average number of common shares outstanding, basic	6,356,594	5,889,687
Weighted average number of common shares outstanding, fully diluted	6,358,352	5,889,939

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended September 30, 2024 and 2023

(Unaudited)

	September 30,
(in thousands)	2024	2023
Net Income	$2,676	$3,074

Other Comprehensive Income (Loss), Net of Tax
Unrealized holding gain (loss) on available for sale securities net of tax of $4,284 and ($4,099) for the periods ended September 30, 2024 and 2023, respectively	16,115	(15,421)
Other comprehensive income (loss), net of tax	16,115	(15,421)
Total Comprehensive Income (Loss)	$18,791	$(12,347)

National Bankshares, Inc.

Consolidated Statements of Income

(Unaudited)

	Nine Months Ended September 30,
(in thousands, except share and per share data)	2024	2023
Interest Income
Interest and fees on loans	$34,742	$28,793
Interest on federal funds sold	23	–
Interest on interest-bearing deposits	3,312	1,207
Interest on securities – taxable	12,718	12,268
Interest on securities – nontaxable	1,010	1,052
Total interest income	51,805	43,320
Interest Expense
Interest on time deposits	8,991	2,865
Interest on other deposits	16,419	11,352
Interest on borrowings	2	300
Total interest expense	25,412	14,517
Net interest income	26,393	28,803
Provision for (recovery of) credit losses	1,287	(368)
Net interest income after provision for (recovery of) credit losses	25,106	29,171

Noninterest Income
Service charges on deposit accounts	2,150	1,871
Other service charges and fees	176	253
Credit and debit card fees, net	1,141	1,276
Trust income	1,596	1,431
BOLI income	822	1,771
Gain on sale of investment	–	2,971
Gain on sale of mortgage loans	132	93
Other income	700	771
Realized securities loss, net	–	(3,332)
Total noninterest income	6,717	7,105

Noninterest Expense
Salaries and employee benefits	14,106	13,361
Occupancy, furniture and fixtures	1,741	1,500
Data processing and ATM	2,807	2,730
FDIC assessment	590	561
Intangible asset amortization	137	–
Net costs of other real estate owned	–	29
Franchise taxes	1,081	1,072
Professional services	766	1,555
Merger-related expenses	2,891	–
Contract termination	173	–
Other operating expenses	2,096	1,857
Total noninterest expense	26,388	22,665
Income before income tax expense	5,435	13,611
Income tax expense	891	2,105
Net Income	$4,544	$11,506
Basic net income per common share	$0.75	$1.95
Fully diluted net income per common share	$0.75	$1.95
Weighted average number of common shares outstanding, basic	6,092,468	5,889,687
Weighted average number of common shares outstanding, fully diluted	6,094,442	5,889,778
Dividends declared per common share	$0.73	$1.73

National Bankshares, Inc.

Consolidated Statements of Comprehensive Income

Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	September 30,
(in thousands)	2024	2023
Net Income	$4,544	$11,506

Other Comprehensive Income (Loss), Net of Tax
Unrealized holding gain (loss) on available for sale securities net of tax of $3,357 and ($2,268) for the periods ended September 30, 2024 and 2023, respectively	12,627	(8,530)
Reclassification adjustment for loss included in net income, net of tax of $700 in 2023	–	2,632
Other comprehensive income (loss), net of tax	12,627	(5,898)
Total Comprehensive Income	$17,171	$5,608

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three Months Ended September 30, 2024 and 2023

(in thousands except share data)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at June 30, 2023	$7,367	$195,320	$(74,243)	$128,444
Net income	–	3,074	–	3,074
Other comprehensive loss, net of tax of ($4,099)	–	–	(15,421)	(15,421)
Stock based compensation	16	–	–	16
Balances at September 30, 2023	$7,383	$198,394	$(89,664)	$116,113

Balances at June 30, 2024	$21,768	$195,549	$(68,354)	$148,963
Net income	–	2,676	–	2,676
Other comprehensive income, net of tax of $4,284	–	–	16,115	16,115
Stock based compensation	28	–	–	28
Balances at September 30, 2024	$21,796	$198,225	$(52,239)	$167,782

See accompanying notes to consolidated financial statements.

Nine Months Ended September 30, 2024 and 2023

(in thousands except share data)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2022	$7,362	$199,091	$(83,766)	$122,687
Adoption of ASU 2016-13	–	(2,014)	–	(2,014)
Net income	–	11,506	–	11,506
Cash dividends of $1.73 per share	–	(10,189)	–	(10,189)
Other comprehensive loss, net of tax of ($1,568)	–	–	(5,898)	(5,898)
Stock based compensation	21	–	–	21
Balances at September 30, 2023	$7,383	$198,394	$(89,664)	$116,113

Balances at December 31, 2023	$7,404	$197,984	$(64,866)	$140,522
Net income	–	4,544	–	4,544
Acquisition of Frontier Community Bank	14,299	–	–	14,299
Cash dividends of $0.73 per share	–	(4,303)	–	(4,303)
Other comprehensive income, net of tax of $3,357	–	–	12,627	12,627
Stock based compensation	93	–	–	93
Balances at September 30, 2024	$21,796	$198,225	$(52,239)	$167,782

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	September 30,	September 30,
(in thousands)	2024	2023
Cash Flows from Operating Activities
Net income	$4,544	$11,506
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) credit losses	1,287	(368)
Depreciation of premises and equipment	660	544
Core deposit intangible amortization	137	-
Net accretion of acquisition accounting estimates	(293)	-
Amortization of premiums and accretion of discounts, net	778	806
Loss on sale of securities available for sale, net	-	3,332
Loss on disposal of repossessed assets	-	5
Increase in cash value of bank-owned life insurance	(822)	(734)
Origination of mortgage loans held for sale	(8,708)	(6,689)
Proceeds from sale of mortgage loans held for sale	8,789	6,700
Gain on sale of mortgage loans held for sale	(132)	(93)
Equity based compensation expense	93	21
Net change in:
Accrued interest receivable	2	(179)
Other assets	(4,007)	59
Accrued interest payable	523	445
Other liabilities	1,169	(2,023)
Net cash provided by operating activities	4,020	13,332

Cash Flows from Investing Activities
Proceeds from calls, principal payments, sales and maturities of securities available for sale	20,855	53,696
Net change in restricted stock	168	(323)
Purchase of loan participations	(13,894)	(5,118)
Collection of loan participations	5,901	6,686
Loan originations and principal collections, net	(18,207)	1,958
Proceeds from sale of repossessed assets	-	13
Recoveries on loans charged off	158	235
Purchases of premises and equipment	(2,302)	(1,264)
Proceeds from sale of premises and equipment	46
BOLI settlement	-	712
Cash acquired in the acquisition, net of cash paid	6,885	-
Net cash (used in) provided by investing activities	(390)	56,595

Cash Flows from Financing Activities
Net change in time deposits	20,210	120,256
Net change in other deposits	(51,140)	(197,981)
Cash dividends paid	(4,303)	(10,189)
Repayment of borrowings	(5,230)	-
Net cash used in financing activities	(40,463)	(87,914)
Net change in cash and cash equivalents	(36,833)	(17,987)
Cash and cash equivalents at beginning of period	86,603	71,429
Cash and cash equivalents at end of period	$49,770	$53,442

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowings	$24,754	$14,072
Income taxes paid	715	3,997

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for credit losses	$411	$232
Loans transferred to repossessed assets	-	11
Unrealized holding gain (loss) on securities available for sale	15,984	(7,466)
Lease liabilities arising from obtaining right-of-use assets during the period	548	-

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Notes to Consolidated Financial Statements

September 30, 2024

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

Application of the principles of GAAP and practices within the banking industry requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statement; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions, and judgments. Certain policies inherently rely more extensively on the use of estimates, assumptions, and judgments and as such may have a greater possibility of producing results that could be materially different than originally reported. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance of credit losses on loans and acquisition accounting.

The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). The Company’s significant accounting policies followed in preparation of the unaudited consolidated financial statements are disclosed in Note 1 of the 2023 Form 10-K. All amounts and disclosures included in this quarterly report as of December 31, 2023, were derived from the Company’s audited consolidated financial statements. Certain items in the prior period financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or stockholders’ equity. The Company posts all reports required to be filed under the Securities Exchange Act of 1934 on its web site at www.nationalbankshares.com.

In addition to applying significant accounting policies disclosed in Note 1 of the 2023 Form 10-K, the Company implemented accounting policies appropriate for its merger with Frontier Community Bank (“FCB”). Business combinations are accounted for under Accounting Standards Codification (“ASC”) 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to record at fair value on the acquisition date the assets acquired and the liabilities assumed. To determine the fair values, the Company relies on internal or third-party valuations, such as appraisals, valuations based on discounted cash flow analyses, or other valuation techniques.

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

Recent Accounting Pronouncements

ASU 2023-09

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

Note 2: Business Combination

On June 1, 2024 (the “Acquisition Date”), the Company completed its acquisition of FCB, a Virginia chartered commercial bank, in accordance with the definitive merger agreement that was entered into on January 23, 2024, by and among the Company, the Bank and FCB. Upon completion of the merger, former FCB shareholders received a combination of the Company's common stock and cash.

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

The following table presents the calculation of the purchase price and the fair value of the identifiable assets and liabilities.

June 1, 2024	As Recorded by FCB	Estimated Fair Value Adjustments	Estimated Fair Values as Recorded by NBI
Purchase Price Consideration:
Stock consideration(1)			$14,299
Cash consideration (2)			2,050
Total purchase price consideration			$16,349

Identifiable assets:
Cash and cash equivalents	$8,993	$(59)	$8,934
Securities	9,325	(5)	9,320
Loans, gross, purchased performing	115,589	(7,720)	107,869
Loans, gross, purchased credit deteriorated	11,157	(822)	10,335
Loans in process	539	–	539
Deferred fees and costs on loans	34	(34)	–
Allowance for credit losses on loans	(881)	881	–
Premises and equipment	3,003	449	3,452
Core deposit intangible	–	2,100	2,100
Other assets	4,998	966	5,964
Total identifiable assets acquired	$152,757	$(4,244)	$148,513

Identifiable Liabilities
Deposits	$130,323	$(606)	$129,717
Borrowings	5,250	(20)	5,230
Other liabilities	1,960	131	2,091
Total identifiable liabilities assumed	$137,533	$(495)	$137,038

Provisional fair value of net assets acquired			$11,475

Provisional goodwill			$4,874

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

Management made significant estimates and exercised significant judgment in accounting for the acquisition of FCB. The following is a brief description of the valuation methodologies used to estimate the fair values of major categories of assets acquired and liabilities assumed. The Company utilized a valuation specialist to assist with the determination of fair values for certain acquired assets and assumed liabilities.

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

Loans

The fair valuation process identified loans with credit risk indicators that qualified for PCD status. PCD and non-PCD loans were then evaluated for credit risk and other fair value indicators. Consistent with GAAP, FCB’s related allowance for credit losses on loans and deferred fees and costs were not recorded.

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

Note 3: Loans and Allowance for Credit Losses

Loans

Loans as of September 30, 2024 include acquired loans at their outstanding principal balance, net of the remaining purchase discount of $7,886. Originated loans as of September 30, 2024 and December 31, 2023 are presented at amortized cost, net of unearned income and deferred fees and costs. The following table presents the composition of the loan portfolio, excluding mortgage loans held for sale, as of the dates indicated.

	September 30, 2024	December 31, 2023
Real estate construction	$71,920	$55,379
Consumer real estate	306,012	241,564
Commercial real estate	473,018	419,130
Commercial non real estate	52,699	41,555
Public sector and IDA	58,109	60,551
Consumer non real estate	40,483	38,996
Gross loans	$1,002,241	$857,175
Less unearned income and deferred fees and costs	(582)	(529)
Loans, net of unearned income and deferred fees and costs	$1,001,659	$856,646
Allowance for credit losses on loans	(10,328)	(9,094)
Total loans, net	$991,331	$847,552

Accrued interest receivable of $3,269 at September 30, 2024 and $3,032 at December 31, 2023 is not included in total loans above.

Past Due and Nonaccrual Loans

The following tables present the aging of past due loans, by loan pool, as of the dates indicated.

September 30, 2024	Accruing Current Loans	Accruing Loans 30 – 89 Days Past Due	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans	Total Loans	Accruing and Nonaccrual 90 or More Days Past Due
Real Estate Construction
Construction, 1-4 family residential	$18,070	$-	$-	$-	$18,070	$-
Construction, other	53,822	28	-	-	53,850	-
Consumer Real Estate
Equity line	22,253	90	-	-	22,343	-
Residential closed-end first liens	169,444	930	84	-	170,458	-
Residential closed-end junior liens	7,297	10	-	-	7,307	-
Investor-owned residential real estate	105,142	762	-	-	105,904	-
Commercial Real Estate
Multifamily residential real estate	132,554	-	-	-	132,554	-
Commercial real estate owner-occupied	140,800	322	-	2,283	143,405	215
Commercial real estate, other	196,511	548	-	-	197,059	-
Commercial Non Real Estate
Commercial and industrial	52,543	112	44	-	52,699	44
Public Sector and IDA
States and political subdivisions	58,109	-	-	-	58,109	-
Consumer Non Real Estate
Credit cards	4,789	4	1	-	4,794	1
Automobile	13,498	174	-	-	13,672	-
Other consumer loans	21,721	270	26	-	22,017	26
Total	$996,553	$3,250	$155	$2,283	$1,002,241	$286

December 31, 2023	Accruing Current Loans	Accruing Loans 30 – 89 Days Past Due	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans	Total Loans	Accruing and Nonaccrual 90 or More Days Past Due
Real Estate Construction
Construction, 1-4 family residential	$13,442	$-	$-	$-	$13,442	$-
Construction, other	41,916	21	-	-	41,937	-
Consumer Real Estate
Equity line	17,178	104	-	-	17,282	-
Residential closed-end first liens	124,886	662	131	-	125,679	131
Residential closed-end junior liens	5,027	12	-	-	5,039	-
Investor-owned residential real estate	93,564	-	-	-	93,564	-
Commercial Real Estate
Multifamily residential real estate	119,052	195	-	-	119,247	-
Commercial real estate owner-occupied	114,477	336	-	2,408	117,221	231
Commercial real estate, other	182,662	-	-	-	182,662	-
Commercial Non Real Estate
Commercial and industrial	41,249	57	28	221	41,555	28
Public Sector and IDA
States and political subdivisions	60,551	-	-	-	60,551	-
Consumer Non Real Estate
Credit cards	4,648	17	3	-	4,668	3
Automobile	12,126	135	-	-	12,261	-
Other consumer loans	21,934	107	26	-	22,067	26
Total	$852,712	$1,646	$188	$2,629	$857,175	$419

The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	September 30, 2024			December 31, 2023
	With No Allowance	With an Allowance	Total	With No Allowance	With an Allowance	Total
Commercial Real Estate
Commercial real estate owner-occupied	$2,068	$215	$2,283	$2,177	$231	$2,408
Commercial Non Real Estate
Commercial and industrial	-	-	-	-	221	221
Total	$2,068	$215	$2,283	$2,177	$452	$2,629

During the three and nine months ended September 30, 2024, no accrued interest receivable was reversed against interest income.

Allowance for Credit Losses on Loans (“ACLL”)

The following tables present the activity in the ACLL by portfolio segment for the periods indicated:

	Activity in the ACLL for the Nine Months Ended September 30, 2024
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2023	$408	$3,162	$3,576	$682	$333	$583	$350	$9,094
Charge-offs	-	-	-	(145)	-	(266)	-	(411)
Recoveries	-	-	41	12	-	105	-	158
Provision for (recovery of) credit losses	43	697	589	106	5	139	(267)	1,312
Merger adjustment(1)	10	97	55	4	-	9	-	175
Balance, September 30, 2024	$461	$3,956	$4,261	$659	$338	$570	$83	$10,328

(1)
Adjustment for PCD acquired loans.

	Activity in the ACLL for the Nine Months Ended September 30, 2023
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2022	$450	$2,199	$3,642	$930	$319	$506	$179	$8,225
Adoption of ASU 2016-13	(21)	1,261	700	216	(15)	72	129	2,342
Charge-offs	–	(17)	–	(11)	–	(204)	–	(232)
Recoveries	–	103	37	4	–	91	–	235
Provision for (recovery of) credit losses	133	(353)	(212)	(300)	10	156	177	(389)
Balance, September 30, 2023	$562	$3,193	$4,167	$839	$314	$621	$485	$10,181

	Activity in the ACLL for the Year Ended December 31, 2023
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2022	$450	$2,199	$3,642	$930	$319	$506	$179	$8,225
Adoption of ASU 2016-13	(21)	1,261	700	216	(15)	72	129	2,342
Charge-offs	–	(17)	–	(214)	–	(247)	–	(478)
Recoveries	–	103	45	6	–	129	–	283
Provision for (recovery of) for credit losses	(21)	(384)	(811)	(256)	29	123	42	(1,278)
Balance, December 31, 2023	$408	$3,162	$3,576	$682	$333	$583	$350	$9,094

The following tables present information about the ACLL for individually evaluated loans and collectively evaluated loans by portfolio segment as of the dates indicated.

	ACLL by Segment and Evaluation Method
September 30, 2024	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Individually evaluated	$–	$34	$51	$–	$–	$–	$–	$85
Collectively evaluated	461	3,922	4,210	659	338	570	83	10,243
Total	$461	$3,956	$4,261	$659	$338	$570	$83	$10,328

	ACLL by Segment and Evaluation Method
December 31, 2023	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Individually evaluated	$–	$74	$367	$126	$–	$5	$–	$572
Collectively evaluated	408	3,088	3,209	556	333	578	350	8,522
Total	$408	$3,162	$3,576	$682	$333	$583	$350	$9,094

The following tables present information about individually evaluated loans and collectively evaluated loans by portfolio segment as of the dates indicated.

	Loans by Segment and Evaluation Method as of
September 30, 2024	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Total
Individually evaluated	$–	$591	$10,122	$–	$–	$0	$10,713
Collectively evaluated	71,920	305,421	462,896	52,699	58,109	40,483	991,528
Total	$71,920	$306,012	$473,018	$52,699	$58,109	$40,483	$1,002,241

	Loans by Segment and Evaluation Method as of
December 31, 2023	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Total
Individually evaluated	$286	$1,183	$8,805	$227	$–	$43	$10,544
Collectively evaluated	55,093	240,381	410,325	41,328	60,551	38,953	846,631
Total	$55,379	$241,564	$419,130	$41,555	$60,551	$38,996	$857,175

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

As of September 30, 2024, four of the Company’s individually evaluated loans were collateral dependent. As of December 31, 2023, three of the Company’s individually evaluated loans were collateral dependent. All collateral dependent loans were secured by real estate as of September 30, 2024 and December 31, 2023. The following table details the amortized cost of the collateral dependent loans as of the dates indicated:

	September 30, 2024		December 31, 2023
	Balance	Related Allowance	Balance	Related Allowance
Consumer Real Estate
Residential closed-end first lien	$84	$–	$7	$–
Commercial Real Estate
Commercial real estate, owner occupied	8,464	–	2,177	–
Commercial real estate, other	880	–	–	–
Total Loans	$9,428	$–	$2,184	$–

Credit Quality

The Company categorizes loans by risk based on relevant information about the ability of borrowers to service their debt, including: collateral and financial information, historical payment experience, credit documentation and current economic trends, among other factors. At origination, each loan is assigned a risk rating. Ongoing analysis of the loan portfolio adjusts risk ratings on an individual loan basis to reflect updated information. Loans rated pass have acceptable credit quality. Loans rated special mention have potential weakness due to challenging economic or financial conditions. Loans rated classified have well-defined weaknesses that heighten the risk of default. The tables below present the loan portfolio by amortized cost basis, year of origination, loan class and credit quality, and gross charge-offs for the nine months ended September 30, 2024 and year ended December 31, 2023.

	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans Converted
September 30, 2024	Prior	2020	2021	2022	2023	2024	Revolving	to Term	Total
Construction, residential
Pass	$170	$60	$163	$691	$4,561	$1,511	$10,914	$—	$18,070
Construction, other
Pass	$2,859	$1,103	$7,923	$22,163	$7,334	$7,465	$4,731	$—	$53,578
Classified	—	—	272	—	—	—	—	—	272
Total	$2,859	$1,103	$8,195	$22,163	$7,334	$7,465	$4,731	$—	$53,850
Equity lines
Pass	$372	$335	$408	$486	$938	$93	$19,621	$—	$22,253
Classified	—	—	—	—	—	–	90	—	90
Total	$372	$335	$408	$486	$938	$93	$19,711	$—	$22,343
Residential closed-end first liens
Pass	$41,446	$18,265	$34,985	$37,415	$20,325	$16,572	$—	$305	$169,313
Special Mention	369	—	—	—	—	—	—	—	369
Classified	776	—	—	—	—	—	—	—	776
Total	$42,591	$18,265	$34,985	$37,415	$20,325	$16,572	$—	$305	$170,458
Residential closed-end junior liens
Pass	$1,637	$—	$284	$2,066	$1,663	$1,630	$27	$—	$7,307
Investor-owned residential real estate
Pass	$29,550	$23,305	$19,409	$16,420	$8,309	$3,030	$2,066	$2,554	$104,643
Special Mention	—	—	—	140	—	—	—	—	140
Classified	751	—	169	35	166	—	—	—	1,121
Total	$30,301	$23,305	$19,578	$16,595	$8,475	$3,030	$2,066	$2,554	$105,904
Multifamily residential real estate
Pass	$40,280	$2,097	$40,166	$28,004	$8,614	$13,243	$150	$—	$132,554
Commercial real estate, owner occupied
Pass	$54,180	$24,811	$7,546	$29,283	$10,495	$3,528	$3,915	$84	$133,842
Special mention	6,396	—	—	—	—	—	—	—	6,396
Classified	2,404	748	—	—	—	—	15	—	3,167
Total	$62,980	$25,559	$7,546	$29,283	$10,495	$3,528	$3,930	$84	$143,405
Commercial real estate, other
Pass	$91,828	$18,117	$37,922	$24,009	$17,112	$5,519	$1,857	$—	$196,364
Special Mention	695	—	—	—	—	—	—	—	695
Total	$92,523	$18,117	$37,922	$24,009	$17,112	$5,519	$1,857	$—	$197,059
Commercial and industrial
Pass	$6,539	$2,241	$12,256	$5,860	$6,680	$7,042	$12,041	$12	$52,671
Special Mention	—	—	—	—	—	—	22	—	22
Classified	—	—	—	6	—	—	—	—	6
Total	$6,539	$2,241	$12,256	$5,866	$6,680	$7,042	$12,063	$12	$52,699
YTD gross charge-offs	$125	$—	$—	$—	$—	$—	$20	$—	$145
Public sector and IDA
Pass	$19,421	$223	$25,978	$6,025	$6,462	$—	$—	$—	$58,109
Credit cards
Pass	$—	$—	$—	$—	$—	$—	$4,794	$—	$4,794
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$43	$—	$43
Automobile
Pass	$55	$324	$915	$1,953	$5,091	$5,252	$—	$—	$13,590
Special Mention	—	—	—	—	4	—	—	—	4
Classified	—	—	—	5	73	—	—	—	78
Total	$55	$404	$1,139	$2,181	$6,019	$3,905	$—	$—	$13,672
YTD gross charge-offs	$—	$—	$—	$9	$13	$11	$—	$—	$33
Other consumer
Pass	$264	$496	$1,151	$2,807	$7,115	$9,422	$724	$—	$21,979
Special Mention	—	—	1	—	—	10	—	—	11
Classified	—	—	—	—	5	22	—	—	27
Total	$264	$496	$1,152	$2,807	$7,120	$9,454	$724	$—	$22,017
YTD gross charge-offs	$—	$4	$15	$17	$74	$80	$—	$—	$190
Total Loans
Pass	$288,601	$91,377	$189,106	$177,182	$104,699	$74,307	$60,840	$2,955	$989,067
Special Mention	7,460	—	1	140	4	10	22	—	7,637
Classified	3,931	748	441	46	244	22	105	—	5,537
Total	$299,992	$92,125	$189,548	$177,368	$104,947	$74,339	$60,967	$2,955	$1,002,241
YTD gross charge-offs	$125	$4	$15	$26	$87	$91	$63	$–	$411

	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans Converted
December 31, 2023	Prior	2019	2020	2021	2022	2023	Revolving	to Term	Total
Construction, residential
Pass	$–	$–	$246	$158	$3,275	$5,157	$4,606	$–	$13,442
Construction, other
Pass	$2,741	$1,094	$1,305	$12,671	$17,397	$4,884	$1,559	$–	$41,651
Classified	–	–	–	286	–	–	–	–	286
Total	$2,741	$1,094	$1,305	$12,957	$17,397	$4,884	$1,559	$–	$41,937
Equity lines
Pass	$51	$–	$–	$–	$–	$–	$17,182	$–	$17,233
Classified	–	–	–	–	–	–	49	–	49
Total	$51	$–	$–	$–	$–	$–	$17,231	$–	$17,282
Residential closed-end first liens
Pass	$32,404	$5,806	$14,634	$31,414	$29,787	$11,208	$–	$–	$125,253
Classified	426	–	–	–	–	–	–	–	426
Total	$32,830	$5,806	$14,634	$31,414	$29,787	$11,208	$–	$–	$125,679
YTD gross charge-offs	$–	$–	$17	$–	$–	$–	$–	$–	$17
Residential closed-end junior liens
Pass	$1,499	$116	$–	$172	$1,387	$1,850	$–	$15	$5,039
Investor-owned residential real estate
Pass	$24,556	$5,162	$23,649	$19,062	$14,166	$4,880	$1,283	$98	$92,856
Classified	708	–	–	–	–	–	–	–	708
Total	$25,264	$5,162	$23,649	$19,062	$14,166	$4,880	$1,283	$98	$93,564
Multifamily residential real estate
Pass	$40,092	$1,806	$2,148	$40,544	$25,681	$8,850	$126	$–	$119,247
Commercial real estate, owner occupied
Pass	$41,573	$11,091	$23,407	$4,792	$16,720	$7,914	$2,919	$–	$108,416
Special mention	6,396	–	–	–	–	–	–	–	6,396
Classified	2,409	–	–	–	–	–	–	–	2,409
Total	$50,378	$11,091	$23,407	$4,792	$16,720	$7,914	$2,919	$–	$117,221
Commercial real estate, other
Pass	$68,889	$21,841	$19,098	$36,157	$22,697	$13,279	$701	$–	$182,662
Commercial and industrial
Pass	$6,004	$438	$1,060	$12,667	$6,954	$6,938	$7,267	$–	$41,328
Classified	220	–	–	–	7	–	–	–	227
Total	$6,224	$438	$1,060	$12,667	$6,961	$6,938	$7,267	$–	$41,555
YTD gross charge-offs	$–	$12	$–	$–	$–	$12	$190	$–	$214
Public sector and IDA
Pass	$20,817	$–	$235	$26,702	$6,335	$6,462	$–	$–	$60,551
Credit cards
Pass	$–	$–	$–	$–	$–	$–	$4,668	$–	$4,668
YTD gross charge-offs	$–	$–	$–	$–	$–	$–	$39	$–	$39
Automobile
Pass	$78	$204	$563	$1,619	$2,750	$7,047	$–	$–	$12,261
YTD gross charge-offs	$–	$3	$–	$1	$38	$–	$–	$–	$42
Other Consumer
Pass	$93	$334	$811	$1,943	$5,815	$12,356	$672	$–	$22,024
Special mention	–	–	–	–	–	17	–	–	17
Classified	–	–	–	–	11	15	–	–	26
Total	$93	$334	$811	$1,943	$5,826	$12,388	$672	$–	$22,067
YTD gross charge-offs	$–	$–	$–	$19	$52	$95	$–	$–	$166
Total Loans
Pass	$238,797	$47,892	$87,156	$187,901	$152,964	$90,825	$40,983	$113	$846,631
Special mention	6,396	–	–	–	–	17	–	–	6,413
Classified	3,763	–	–	286	18	15	49	–	4,131
Total	$248,956	$47,892	$87,156	$188,187	$152,982	$90,857	$41,032	$113	$857,175
YTD gross charge-offs	$–	$15	$17	$20	$90	$107	$229	$–	$478

Loan Modifications to Borrowers Experiencing Financial Difficulty

The Company modifies loans for a variety of reasons. At the date of modification, the Company assesses whether the borrower is experiencing financial difficulty. If the borrower is experiencing financial difficulty, the loan’s risk rating is evaluated and is typically changed to special mention or classified, which results in individual evaluation of the loan for the ACLL. Two loans were modified for borrowers experiencing financial difficulty during the first three months of 2024. These loans were modified again during the three months ended September 30, 2024. There was one loan to a borrower experiencing financial difficulty that was modified during the nine months ended September 30, 2023.

The following table presents information as of September 30, 2024 about loans modified for borrowers experiencing financial difficulty during the nine months ended September 30, 2024.

September 30, 2024	Amortized Cost Basis	% of Class	Type of Modification	Financial Effect
Commercial Real Estate
Commercial real estate owner-occupied	$6,396	4.40%	Interest only payments	3 months of interest only payments, re-amortization of the balance to contractual maturity.
Commercial Non real estate
Commercial and industrial	$6	0.01%	Term extension	Renewal of single-payment note for an additional 3 months.

The following table presents information as of September 30, 2023 about loans modified for borrowers experiencing financial difficulty during the nine months ended September 30, 2023.

September 30, 2023	Amortized Cost Basis	% of Class	Type of Modification	Financial Effect
Commercial Real Estate
Commercial real estate owner-occupied	$6,396	5.38%	Interest only payments	6 months of interest only payments, re-amortization of the balance to contractual maturity.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty. Both loans are in current status as of September 30, 2024.

There were no loans to borrowers experiencing financial difficulty that had a payment default during the three or nine months ended September 30, 2024 and 2023 and were modified in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure. Modified loans in default are individually evaluated for the allowance for credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off and the allowance for credit losses is adjusted accordingly.

Consumer Real Estate Loans In Process of Foreclosure

As of September 30, 2024, the Company had three consumer real estate loans totaling $397 in process of foreclosure. As of December 31, 2023, one consumer real estate loan of $7 was in process of foreclosure.

ACL for Unfunded Commitments

The following tables present the balance and activity in the ACL for unfunded commitments for the nine months ended September 30, 2024 and 2023:

Allowance for Credit Losses on Unfunded Commitments
Balance, December 31, 2023	$259
Recovery of credit losses	(25)
FCB acquisition	7
Balance, September 30, 2024	$241

Allowance for Credit Losses on Unfunded Commitments
Balance, December 31, 2022	$35
Adoption of ASU 2016-13	207
Recovery of credit losses	21
Balance, September 30, 2023	$263

Note 4: Securities

The amortized cost and estimated fair value of securities available for sale along with gross unrealized gains and losses as of the dates indicated are summarized as follows:

September 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies and corporations	$353,077	$-	$32,645	$320,432
States and political subdivisions	178,270	-	25,542	152,728
Mortgage-backed securities	146,619	53	4,427	142,245
Corporate debt securities	6,507	-	631	5,876
U.S. treasury	999	-	9	990
Total securities available for sale	$685,472	$53	$63,254	$622,271

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies and corporations	$353,904	$-	$42,060	$311,844
States and political subdivisions	179,507	-	29,614	149,893
Mortgage-backed securities	156,875	-	6,724	150,151
Corporate debt securities	6,504	-	754	5,750
U.S. treasury	996	-	33	963
Total securities available for sale	$697,786	$-	$79,185	$618,601

No allowance for credit loss on securities available for sale was recorded as of September 30, 2024 or December 31, 2023.

Accrued interest receivable on securities, included in accrued interest receivable on the Consolidated Balance Sheets, totaled $3,379 at September 30, 2024 and $3,281 at December 31, 2023.

The deferred tax asset for the net unrealized loss on securities available for sale was $13,272 as of September 30, 2024 and $16,629 as of December 31, 2023. The deferred tax asset is included in other assets on the Consolidated Balance Sheets.

The amortized cost and fair value of single maturity securities available for sale at September 30, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity.

	September 30, 2024
	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$30,957	$30,674
Due after one year through five years	202,285	191,613
Due after five years through ten years	249,367	217,742
Due after ten years	202,863	182,242
Total securities available for sale	$685,472	$622,271

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous loss position, as of the dates indicated, follows.

September 30, 2024	Less Than 12 Months		12 Months or More
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies and corporations	$-	$-	$320,432	$32,645
State and political subdivisions	924	78	151,803	25,464
Mortgage-backed securities	3	-	119,869	4,427
Corporate debt securities	-	-	5,876	631
U.S. treasury	-	-	990	9
Total temporarily impaired securities	$927	$78	$598,970	$63,176

December 31, 2023	Less Than 12 Months		12 Months or More
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies and corporations	$-	$-	$311,844	$42,060
State and political subdivisions	884	1	148,763	29,613
Mortgage-backed securities	1,616	26	147,922	6,698
Corporate debt securities	-	-	5,750	754
U.S. treasury	-	-	963	33
Total temporarily impaired securities	$2,500	$27	$615,242	$79,158

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

At September 30, 2024, the Company had 563 securities with a fair value of $599,897 in an unrealized loss position. The Company reviews securities in an unrealized loss position to evaluate credit risk. The Company considers payment history, risk ratings from external parties, financial statements for municipal and corporate securities, public statements from issuers and other available credible published sources in evaluating credit risk. No credit risk was found and no ACL on securities available for sale was recorded as of September 30, 2024. The unrealized losses are attributed to noncredit-related factors, including changes in interest rates and other market conditions. The Company does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the cost basis of the investments. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

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

Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. In addition to dividends, NBB also benefits from its membership with FHLB through eligibility to borrow from the FHLB, using as collateral NBB’s capital stock investment in the FHLB and qualifying NBB real estate mortgage loans totaling $507,498 at September 30, 2024. The Company’s management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at September 30, 2024, did not determine any impairment.

Realized Securities Gains and Losses

The Company initiated sale of FCB’s securities portfolio upon completion of the acquisition, and no gain or loss was recorded. During the first nine months of 2023, the Company realized net securities losses of $3,332 on the sale of securities with an amortized cost basis of $46,850. The sales were part of the Company’s interest rate risk management strategy.

Note 5: Defined Benefit Plan

The following table presents components of Net Periodic Benefit Cost for the periods indicated:

	Pension Benefits
	Three Months Ended September 30,
	2024	2023
Service cost	$261	$203
Interest cost	302	273
Expected return on plan assets	(608)	(518)
Recognized net actuarial loss	33	17
Net periodic benefit income	$(12)	$(25)

	Pension Benefits
	Nine Months Ended September 30,
	2024	2023
Service cost	$783	$609
Interest cost	906	819
Expected return on plan assets	(1,824)	(1,553)
Recognized net actuarial loss	99	52
Net periodic benefit income	$(36)	$(73)

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

		Fair Value Measurement Using
September 30, 2024	Balance	Level 1	Level 2	Level 3
U.S. government agencies and corporations	$320,432	$-	$320,432	$-
States and political subdivisions	152,728	-	152,728	-
Mortgage-backed securities	142,245	-	142,245	-
Corporate debt securities	5,876	-	5,876	-
U.S. treasury	990	-	990	-
Total securities available for sale	$622,271	$-	$622,271	$-

		Fair Value Measurement Using
December 31, 2023	Balance	Level 1	Level 2	Level 3
U.S. government agencies and corporations	$311,844	$-	$311,844	$-
States and political subdivisions	149,893	-	149,893	-
Mortgage-backed securities	150,151	-	150,151	-
Corporate debt securities	5,750	-	5,750	-
U.S. treasury	963	-	963	-
Total securities available for sale	$618,601	$-	$618,601	$-

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

Interest Rate Loan Contracts and Forward Sale Commitments

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

As of September 30, 2024, three funded loans gave rise to a liability for the forward sales commitment. The Company had one rate lock commitment as of December 31, 2023, resulting in an asset for the interest rate loan contract and a liability for the forward sales commitment, and one funded loan resulting in a forward sales commitment. The following tables present information on the interest rate loan contracts and forward sale commitments as of the date indicated:

		Fair Value Measurement Using
September 30, 2024	Balance	(Level 1)	(Level 2)	(Level 3)
Forward sale commitment	$(3)	$-	$-	$(3)

September 30, 2024	Valuation Technique	Unobservable Input	Range (Weighted Average)
Forward sale commitment	Market approach	Pull-through rate	100%(1)
Forward sale commitment	Market approach	Current reference price	101.99% - 102.63% (102.14) (2)

		Fair Value Measurement Using
December 31, 2023	Balance	(Level 1)	(Level 2)	(Level 3)
Interest rate loan contract	$3	$-	$-	$3
Forward sale commitment	$(4)	$-	$-	$(4)

December 31, 2023	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate loan contract	Market approach	Pull-through rate	100%(1)
Forward sale commitment	Market approach	Pull-through rate	100%(1)

Interest rate loan contract	Market approach	Current reference price	102.64%(3)
Forward sale commitment	Market approach	Current reference price	101.60% - 102.64% (101.98%)(2)

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. A liability of $3 for the fair value of loans held for sale was recorded as of September 30, 2024. No nonrecurring fair value adjustments were recorded on loans held for sale at December 31, 2023.

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

As of September 30, 2024, one consumer real estate loan totaling $84 and three commercial real estate loans totaling $9,344 were collateral dependent. Valuation of the consumer real estate loan and two of the commercial real estate loans were based upon third party evaluations (Level 2). Valuation for one commercial real estate loan was based upon an internal evaluation (Level 3). None of the measurements resulted in a specific allocation.

Fair Value Summary

The following presents the recorded amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of the dates indicated. Fair values are estimated using the exit price notion.

		Estimated Fair Value
September 30, 2024	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$15,990	$15,990	$-	$-
Interest-bearing deposits	33,707	33,707
Federal funds sold	73	73	-	-
Securities available for sale	622,271	-	622,271	-
Restricted stock, at cost	1,849	-	1,849	-
Mortgage loans held for sale	457	-	457	-
Loans, net	991,331	-	-	934,186
Accrued interest receivable	6,648	-	6,648	-
Bank-owned life insurance	47,071	-	47,071	-
Financial liabilities:
Deposits	$1,602,953	$-	$1,292,876	$310,116
Accrued interest payable	2,074	-	2,074	-
Forward sale commitment	3	-	-	3

		Estimated Fair Value
December 31, 2023	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$12,967	$12,967	$-	$-
Interest-bearing deposits	73,636	73,636	-	-
Securities available for sale	618,601	-	618,601	-
Restricted stock, at cost	1,264	-	1,264	-
Mortgage loans held for sale	406	-	406	-
Loans, net	847,552	-	-	793,800
Accrued interest receivable	6,313	-	6,313	-
Bank-owned life insurance	43,583	-	43,583	-
Interest rate loan contract	3	-	-	3
Financial liabilities:
Deposits	$1,503,972	$-	$1,280,732	$222,374
Accrued interest payable	1,416	-	1,416	-
Forward sale commitment	4	-	-	4

Note 7: Components of Accumulated Other Comprehensive Loss

The following tables provide information about components of accumulated other comprehensive loss as of the dates indicated:

	Net Unrealized Loss on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at June 30, 2023	$(71,898)	$(2,345)	$(74,243)
Unrealized holding loss on available for sale securities, net of tax of ($4,099)	(15,421)	-	(15,421)
Balance at September 30, 2023	$(87,319)	$(2,345)	$(89,664)

Balance at June 30, 2024	$(66,044)	$(2,310)	$(68,354)
Unrealized holding loss on available for sale securities, net of tax of $4,284	16,115	-	16,115
Balance at September 30, 2024	$(49,929)	$(2,310)	$(52,239)

	Net Unrealized Loss on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(81,421)	$(2,345)	$(83,766)
Unrealized holding gain on available for sale securities, net of tax of ($2,268)	(8,530)	-	(8,530)
Reclassification adjustment, net of tax of $700	2,632	-	2,632
Balance at September 30, 2023	$(87,319)	$(2,345)	$(89,664)

Balance at December 31, 2023	$(62,556)	$(2,310)	$(64,866)
Unrealized holding loss on available for sale securities, net of tax of $3,357	12,627	-	12,627
Balance at September 30, 2024	$(49,929)	$(2,310)	$(52,239)

Note 8: Revenue Recognition

Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams such as service charges on deposit accounts, other service charges and fees, credit and debit card fees, trust income, and annuity and insurance commissions are recognized in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”). Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as financial guarantees, derivatives, and certain credit card fees are outside the scope of the guidance. Noninterest revenue streams within the scope of Topic 606 are discussed below.

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

OREO Gains and Losses

The Company records a gain or loss from the sale of other real estate owned (“OREO”) when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated.

	Three Months Ended September 30,
Noninterest Income	2024	2023
In-scope of Topic 606:
Service charges on deposit accounts	$753	$642
Other service charges and fees	82	151
Credit and debit card fees, net	344	395
Trust income	580	505
Insurance and Investment (included within Other Income in the Consolidated Statements of Income)	126	142
Noninterest Income (in-scope of Topic 606)	$1,885	$1,835
Noninterest Income (out-of-scope of Topic 606)	387	280
Total noninterest income	$2,272	$2,115

	Nine Months Ended September 30,
Noninterest Income	2024	2023
In-scope of Topic 606:
Service charges on deposit accounts	$2,150	$1,871
Other service charges and fees	176	253
Credit and debit card fees, net	1,141	1,276
Trust income	1,596	1,431
Insurance and Investment (included within Other Income in the Consolidated Statements of Income)	558	539
Noninterest Income (in-scope of Topic 606)	$5,621	$5,370
Noninterest Income (out-of-scope of Topic 606)	1,096	1,735
Total noninterest income	$6,717	$7,105

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

The following tables present information about leases as of the dates and for the periods indicated:

	September 30, 2024	December 31, 2023
Lease liability	$1,626	$1,127
Right-of-use asset	$1,404	$1,096
Weighted average remaining lease term (in years)	4.89	4.39
Weighted average discount rate	3.85%	3.29%

	For the Three Months Ended September 30,
Lease Expense	2024	2023
Operating lease expense	$127	$91
Short-term lease expense	5	10
Total lease expense	$132	$101
Cash paid for amounts included in lease liabilities	$131	$100

	For the Nine Months Ended September 30,
Lease Expense	2024	2023
Operating lease expense	$315	$275
Short-term lease expense	16	11
Total lease expense	$331	$286
Cash paid for amounts included in lease liabilities	$330	$286
Right-of-use assets obtained in exchange for operating lease liabilities commencing during the period	$548	$–

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability:

Undiscounted Cash Flow for the Period	As of September 30, 2024
Twelve months ending September 30, 2025	$397
Twelve months ending September 30, 2026	352
Twelve months ending September 30, 2027	303
Twelve months ending September 30, 2028	304
Twelve months ending September 30, 2029	178
Thereafter	239
Total undiscounted cash flows	$1,773
Less: discount	(147)
Lease liability	$1,626

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

Restricted Stock Awards

Under the Plan, non-employee directors receive restricted stock awards (“RSAs”) each June and December. The RSAs are valued at the closing stock price on the grant date and expensed over the one-year vesting period. Stock based compensation expense charged against income was $28 and $93 for the three and nine months ended September 30, 2024. As of September 30, 2024, expense of $61 related to the nonvested RSAs is expected to be recognized over the coming 12 months. A summary of changes in the Company’s nonvested RSAs under the Plan for the nine months ended September 30, 2024 follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2024	4,095	$30.73
Granted	2,796	30.00
Vested and released	(2,052)	30.70
Forfeited	(460)	30.38
Nonvested at September 30, 2024	4,379	$30.32

Note 11: Net Income Per Common Share

The factors used in the computation of net income per common share for the periods indicated are presented below:

	For the Three Months Ended September 30,
	2024			2023
	Net Income (Numerator)	Common Shares[1] (Denominator)	Per Share	Net Income (Numerator)	Common Shares[1] (Denominator)	Per Share
Basic net income per common share	$2,676	6,356,594	$0.42	$3,074	5,889,687	$0.52
Dilutive shares for restricted stock awards:		1,758			252
Diluted net income per common share	$2,676	6,358,352	$0.42	$3,074	5,889,939	$0.52

	For the Nine Months Ended September 30,
	2024			2023
	Net Income (Numerator)	Common Shares[1] (Denominator)	Per Share	Net Income (Numerator)	Common Shares[1] (Denominator)	Per Share
Basic net income per common share	$4,544	6,092,468	$0.75	$11,506	5,889,687	$1.95
Dilutive shares for restricted stock awards:		1,974			91
Diluted net income per common share	$4,544	6,094,442	$0.75	$11,506	5,889,778	$1.95

(1)
Weighted average outstanding

RSA grants are disregarded in the computation of diluted net income per share if they are determined to be anti-dilutive. There were no anti-dilutive RSAs for the three and nine months ended September 30, 2024 and September 30, 2023.

Note 12 – Goodwill and Other Intangibles

The aggregate amortization expense was $102 and $137 for the three and nine months ended September 30, 2024. The following table provides information on the significant components of goodwill and other acquired intangible assets at September 30, 2024.

	Gross Carrying Amount	Additions	Measurement Period Adjustment	Accumulated Amortization	Net Carrying Amount
Goodwill	$5,848	$4,874	$(4)	$-	$10,718
Core deposit intangible	$-	$2,100	$-	$(137)	$1,963

As of September 30, 2024, estimated future remaining amortization of the core deposit intangible within the years ending December 31, is as follows:

Amortization Expense
2024	$100
2025	373
2026	331
2027	290
2028	248
Thereafter	621
Total amortizing core deposit intangible	$1,963

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

$ in thousands, except per share data

The purpose of this discussion and analysis is to provide information about the financial condition and results of operations of the Company. Please refer to the financial statements and other information included in this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”) for an understanding of the following discussion and analysis. References in the following discussion and analysis to “we” or “us” refer to the Company unless the context indicates that the reference is to the Bank.

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

These forward-looking statements are based upon or are affected by factors that could cause our actual results to differ materially from historical results or from any results expressed or implied by such forward-looking statements. These factors include, but are not limited to, effects of or changes in:

•
interest rates,
•
the ability to maintain adequate liquidity by retaining deposit customers and secondary funding sources, especially if the Company’s or banking industry’s reputation becomes damaged,
•
the adequacy of the level of the Company’s allowance for credit losses, the amount of credit loss provisions required in future periods, and the failure of assumptions underlying the allowance for credit losses,
•
general and local economic conditions,
•
monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury, the Office of the Comptroller of the Currency (“OCC”), the Federal Reserve, the Consumer Financial Protection Bureau and the Federal Deposit Insurance Corporation (“FDIC”), and the impact of any policies or programs implemented pursuant to financial reform legislation,
•
unanticipated increases in the level of unemployment in the Company’s market,
•
the quality or composition of the loan and/or investment portfolios,
•
demand for loan products,
•
deposit flows,
•
competition,
•
demand for financial services in the Company’s market,
•
the real estate market in the Company’s market,
•
laws, regulations and policies impacting financial institutions,
•
technological risks and developments, and cyber-threats, attacks or events,
•
the Company’s technology initiatives,
•
geopolitical conditions, including acts or threats of terrorism and/or military conflicts, or actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts,
•
the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues, and other catastrophic events,
•
the Company's ability to identify, attract, and retain experienced management, relationship managers, and support personnel, particularly in a competitive labor environment,
•
performance by the Company’s counterparties or vendors,
•
applicable accounting principles, policies and guidelines, and
•
risks associated with mergers, acquisitions, and other expansion activities.

On June 1, 2024, the Company and the Bank acquired Frontier Community Bank (“FCB”). In addition to the factors described above, the Company’s operations, performance, business strategy and results may be affected by the following factors:

•
the businesses of the Company and Frontier may not be integrated successfully after the merger or such integration may be more difficult, time-consuming or more costly than expected;
•
the cost savings and synergies contemplated by the merger may not be fully realized or realized within the expected timeframe;
•
revenues following the merger may be lower than expected;
•
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

NBI has two wholly-owned subsidiaries; the National Bank of Blacksburg ("NBB") and National Bankshares Financial Services, Inc. ("NBFS"). NBB is a community bank and does business as National Bank from 27 office locations and two loan production offices. NBB is the source of nearly all of the Company’s revenue. NBFS does business as National Bankshares Investment Services and National Bankshares Insurance Services. Income from NBFS is not significant at this time, nor is it expected to be so in the near future.

The Company expects construction of a new branch in Roanoke, Virginia to be completed during the fourth quarter of 2024. The full service branch will expand our already successful loan production office and enhance our business opportunities in the Roanoke Valley.

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

Acquisition of Frontier Community Bank

On June 1, 2024, the Company and the Bank acquired FCB, a Virginia chartered commercial bank headquartered in Waynesboro, Virginia. FCB’s balances and results of operations are included in the Company’s consolidated results beginning on the Acquisition Date.

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

	Three Months Ended September 30,
Net Interest Margin, FTE	2024	2023
Interest income (GAAP)	$18,666	$14,679
Add: FTE adjustment	241	229
Interest income, FTE (non-GAAP)	18,907	14,908
Interest expense (GAAP)	9,218	6,039
Net interest income, FTE (non-GAAP)	$9,689	$8,869
Average balance of interest-earning assets	$1,754,031	$1,581,042
Net interest margin	2.20%	2.23%

	Nine Months Ended September 30,
Net Interest Margin, FTE	2024	2023
Interest income (GAAP)	$51,805	$43,320
Add: FTE adjustment	729	648
Interest income, FTE (non-GAAP)	52,534	43,968
Interest expense (GAAP)	25,412	14,517
Net interest income, FTE (non-GAAP)	$27,122	$29,451
Average balance of interest-earning assets	$1,694,186	$1,605,202
Net interest margin	2.14%	2.45%

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

	Three Months Ended September 30,
Efficiency Ratio	2024	2023
Noninterest expense (GAAP)	$8,499	$7,435
Less: merger-related expense	(150)	–
Less: proxy-related expense (2)	–	(2)
Adjusted noninterest expense (non-GAAP)	$8,349	$7,433
Noninterest income (GAAP)	$2,272	$2,115
Net interest income, FTE (non-GAAP)	9,689	8,869
Total income for efficiency ratio (non-GAAP)	$11,961	$10,984
Efficiency ratio	69.80%	67.67%

	Nine Months Ended September 30,
Efficiency Ratio	2024	2023
Noninterest expense (GAAP)	$26,388	$22,665
Less: merger-related expense	(2,891)	–
Less: contract termination expense (1)	(173)	–
Less: proxy-related expense (2)	–	(786)
Adjusted noninterest expense (non-GAAP)	$23,324	$21,879
Noninterest income (GAAP)	$6,717	$7,105
Less: realized securities loss, net	–	3,332
Less: gain on sale of investment (3)	–	(2,971)
Less: gain on BOLI settlement	–	(1,037)
Adjusted noninterest income (non-GAAP)	6,717	6,429
Net interest income, FTE (non-GAAP)	27,122	29,451
Total income for efficiency ratio (non-GAAP)	$33,839	$35,880
Efficiency ratio	68.93%	60.98%

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

	Three Months Ended September 30,
Annualized Net Income for Ratio Calculation	2024	2023
Net income per GAAP	$2,676	$3,074
Less: items not annualized:
Proxy-related expense, net of tax of $0 for the period ended September 30, 2023	–	2
ACL recovery, net of tax of $84 for the period ended September 30, 2023	–	(317)
Merger-related expense, net of tax of $6 for the period ended September 30, 2024	144	–
Total non-annualized items	144	(315)
Adjusted net income	$2,820	$2,759
Adjusted net income, annualized	$11,219	$10,946
Add: total non-annualized items	(144)	315
Annualized net income for ratio calculation (non-GAAP)	$11,075	$11,261
Return on average assets (GAAP)	0.59%	0.77%
Adjusted return on average assets (non-GAAP)	0.61%	0.71%
Return on average equity (GAAP)	6.82%	9.63%
Adjusted return on average equity (non-GAAP)	7.09%	8.89%

	Nine Months Ended September 30,
	2024	2023
Net income per GAAP	$4,544	$11,506
Less: items not annualized:
Partnership income net of tax of ($35) and ($44) for the periods ended September 30, 2024 and 2023, respectively	(134)	(164)
Realized securities gain, net of tax of $700 for the period ended September 30, 2023	–	2,632
Proxy-related expense, net of tax of $165 for the period ended September 30, 2023	–	621
Gain on sale of investment, net of tax of ($624) for the period ended September 30, 2023	–	(2,347)
Gain on BOLI settlement	–	(1,037)
ACL provision (recovery), net of tax of $271 and ($82) for the periods ended September 30, 2024 and 2023, respectively(1)	1,019	(307)
Merger-related expense, net of tax of $417 for the period ended September 30, 2024	2,474	–
Contract termination expense, net of tax of $36 for the period ended September 30, 2024	137	–
Total non-annualized items	3,496	(602)
Adjusted net income	$8,040	$10,904
Adjusted net income, annualized	$10,740	$14,579
Add: total non-annualized items	(3,496)	602
Annualized net income for ratio calculation (non-GAAP)	$7,244	$15,181
Return on average assets (GAAP)	0.35%	0.95%
Adjusted return on average assets (non-GAAP)	0.42%	0.94%
Return on average equity (GAAP)	4.23%	12.13%
Adjusted return on average equity (non-GAAP)	5.05%	11.97%

(1)
Upon acquisition of FCB, the Company recorded a provision for credit losses of $1,290 to establish an ACL for non-PCD loans. After the acquisition date, credit risk for FCB non-PCD loans is recognized according to the company's normal ACL and provision processes. As of the reporting dates, the Company did not expect to record a provision or recovery of similar magnitude for the remainder of 2024 or 2023.

Performance Summary

The following table presents the Company’s key performance indicators for the periods indicated.

	Three Months Ended September 30,
	2024	2023
Net Income	$2,676	$3,074
Return on average assets	0.59%	0.77%
Adjusted return on average assets (1)	0.61%	0.71%
Return on average equity	6.82%	9.63%
Adjusted return on average equity (1)	7.09%	8.89%
Basic net income per common share	$0.42	$0.52
Fully diluted net income per common share (2)	$0.42	$0.52
Net interest margin (1)	2.20%	2.23%
Efficiency ratio (1)	69.80%	67.67%

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	Twelve Months Ended December 31, 2023
Net Income	$4,544	$11,506	$15,691
Return on average assets	0.35%	0.95%	0.97%
Adjusted return on average assets (1)	0.42%	0.94%	0.97%
Return on average equity	4.23%	12.13%	12.59%
Adjusted return on average equity (1)	5.05%	11.97%	12.59%
Basic net income per common share	$0.75	$1.95	$2.66
Fully diluted net income per common share (2)	$0.75	$1.95	$2.66
Net interest margin (1)	2.14%	2.45%	2.38%
Efficiency ratio (1)	68.93%	60.98%	61.01%

(1)
See “Non-GAAP Financial Measures” above.
(2)
As of September 30, 2024, the Company had 4,379 unvested shares of restricted stock outstanding with a one year vesting period.

Net income for the three and nine months ended September 30, 2024 decreased when compared with the comparable period of 2023, due to net interest margin compression, merger related expenses and contract termination expense. The net interest margin as well as key noninterest income and expense items are discussed below.

Net Interest Income

The following tables show interest‑earning assets and interest‑bearing liabilities, the interest earned or paid, the average yield or rate on the daily average balance outstanding, net interest income and net interest margin for the periods indicated.

	Three Months Ended September 30,
	2024			2023
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans (1)(2)(4)(5)(6)	$994,744	$13,285	5.31%	$843,546	$9,924	4.67%
Taxable securities (6)(7)	625,908	4,203	2.67%	640,578	4,084	2.53%
Nontaxable securities (1)(6)	63,197	453	2.85%	64,415	461	2.84%
Federal funds sold	918	12	5.20%	–	–	–
Interest-bearing deposits	69,264	954	5.48%	32,503	439	5.36%
Total interest-earning assets	$1,754,031	$18,907	4.29%	$1,581,042	$14,908	3.74%
Interest-bearing liabilities:
Interest-bearing demand deposits	$852,126	$5,488	2.56%	$799,772	$4,358	2.16%
Savings deposits	176,354	221	0.50%	192,702	226	0.47%
Time deposits	308,247	3,509	4.53%	163,476	1,452	3.52%
Borrowings	–	–	–	207	3	5.75%
Total interest-bearing liabilities	$1,336,727	$9,218	2.74%	$1,156,157	$6,039	2.07%
Net interest income and interest rate spread		$9,689	1.55%		$8,869	1.67%
Net interest margin			2.20%			2.23%

	Nine Months Ended September 30,
	2024			2023
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans (1)(3)(4)(5)(6)	$919,369	$35,108	5.10%	$850,543	$29,068	4.57%
Taxable securities (6)(7)	629,748	12,718	2.70%	657,575	12,268	2.49%
Nontaxable securities (1)(6)	63,730	1,373	2.88%	65,649	1,425	2.90%
Federal funds sold	702	23	4.38%	–	–	–
Interest-bearing deposits	80,637	3,312	5.49%	31,435	1,207	5.13%
Total interest-earning assets	$1,694,186	$52,534	4.14%	$1,605,202	$43,968	3.66%
Interest-bearing liabilities:
Interest-bearing demand deposits	$839,211	$15,747	2.51%	$834,575	$10,846	1.74%
Savings deposits	175,670	672	0.51%	200,170	506	0.34%
Time deposits	268,313	8,991	4.48%	131,398	2,865	2.92%
Borrowings	76	2	3.52%	8,287	300	4.84%
Total interest-bearing liabilities	$1,283,270	$25,412	2.65%	$1,174,430	$14,517	1.65%
Net interest income and interest rate spread		$27,122	1.49%		$29,451	2.01%
Net interest margin			2.14%			2.45%

(1)
Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 21%.
(2)
Included in interest income are loan fees of $44 and $56 for the three months ended September 30, 2024 and 2023, respectively.
(3)
Included in interest income are loan fees of $147 and $162 for the nine months ended September 30, 2024 and 2023, respectively.
(4)
Nonaccrual loans are included in average balances for yield computations.
(5)
Includes loans held for sale.
(6)
Daily averages are shown at amortized cost.
(7)
Includes restricted stock.

In September, 2024, the Federal Reserve cut its target interest rate by 50 basis points. This cut had an immediate impact on deposits with pricing based on the prime interest rate. Competitive pressure for deposits began in 2023 and continues to contribute to higher cost of funds and compressed net interest margin when results for the three and nine months ended September 30, 2024 are compared with the same periods of 2023. However, the Company expects the interest rate cut to benefit deposit costs during the fourth quarter of 2024. While the interest rate cut is expected to reduce deposit costs, current interest rates are still at a level that will allow interest income and the yield on earning assets to grow as adjustable loans reach repricing dates.

Noninterest Income

	Three Months Ended September 30,
	2024	2023	Percent Change
Service charges on deposit accounts	$753	$642	17.29%
Other service charges and fees	82	151	(45.70)%
Credit and debit card fees, net	344	395	(12.91)%
Trust income	580	505	14.85%
BOLI income	295	253	16.60%
Gain on sale of mortgage loans	50	22	127.27%
Other income	168	147	14.29%
Total noninterest income	$2,272	$2,115	7.42%

	Nine Months Ended September 30,
	2024	2023	Percent Change
Service charges on deposit accounts	$2,150	$1,871	14.91%
Other service charges and fees	176	253	(30.43)%
Credit and debit card fees, net	1,141	1,276	(10.58)%
Trust income	1,596	1,431	11.53%
BOLI income	822	1,771	(53.59)%
Gain on sale of investment	–	2,971	NM
Gain on sale of mortgage loans	132	93	41.94%
Other income	700	771	(9.21)%
Realized securities loss, net	–	(3,332)	NM
Total noninterest income	$6,717	$7,105	(5.46)%

Service charges on deposit accounts increased when the three and nine months ended September 30, 2024 are compared with the comparable periods of 2023, due to changes in fee structure. Other service charges and fees decreased when the three and nine months ended September 30, 2024 are compared with the comparable periods of 2023, due to lower fees associated with letters of credit and one time fee income received in 2023.

Credit and debit card fees, net, decreased when the three and nine months ended September 30, 2024 are compared with the comparable periods of 2023, due to higher processing fees.

Trust income increased due to higher volume, when the three and nine months ended September 30, 2024 are compared with the comparable periods of 2023.

BOLI income increased when the three month period ended September 30, 2024 is compared with the comparable period of 2023 due to income from the BOLI policies acquired with the FCB merger. BOLI income decreased when the nine month period ended September 30, 2024 is compared with the comparable period of 2023 due to the settlement of a policy in the second quarter of 2023.

The Company recorded a gain on the sale of an investment and a loss on the sale of securities during the second quarter of 2023. The sale of securities is discussed in more detail under the Securities section below.

Other income includes revenue from investment and insurance sales, adjustments to partnership basis and other miscellaneous components. During 2023, the Company recognized an incentive payment from a vendor. These areas fluctuate with market conditions and competitive factors.

Noninterest Expense

	Three Months Ended September 30,
	2024	2023	Percent Change
Salaries and employee benefits	$4,953	$4,462	11.00%
Occupancy, furniture and fixtures	641	547	17.18%
Data processing and ATM	1,054	978	7.77%
FDIC assessment	211	190	11.05%
Intangible asset amortization	102	–	NM
Net costs of other real estate owned	–	14	NM
Franchise taxes	373	339	10.03%
Professional services	254	251	1.20%
Merger-related expenses	150	–	NM
Other operating expenses	761	654	16.36%
Total noninterest expense	$8,499	$7,435	14.31%

	Nine Months Ended September 30,
	2024	2023	Percent Change
Salaries and employee benefits	$14,106	$13,361	5.58%
Occupancy, furniture and fixtures	1,741	1,500	16.07%
Data processing and ATM	2,807	2,730	2.82%
FDIC assessment	590	561	5.17%
Intangible asset amortization	137	–	NM
Net costs of other real estate owned	–	29	NM
Franchise taxes	1,081	1,072	0.84%
Professional services	766	1,555	(50.74)%
Merger-related expenses	2,891	–	NM
Contract termination expenses	173	–	NM
Other operating expenses	2,096	1,857	12.87%
Total noninterest expense	$26,388	$22,665	16.43%

Noninterest expense increased when the three and nine months ended September 30, 2024 are compared with the comparable periods of 2023. Key noninterest expense changes include occupancy, furniture and fixtures, professional services, merger-related expenses, and contract termination expenses.

Occupancy, furniture and fixtures expense increased when compared with 2023 due to the addition of assets acquired in the FCB merger and the receipt of a one-time insurance reimbursement during 2023.

Professional services include legal and other expenses for the Company’s response to a proxy contest from an activist shareholder during 2023, which amounted to $786 for the nine months ended September 30, 2023.

During 2024, the Company recorded expenses associated with its acquisition of FCB, including executive and employee severance benefits and legal and consulting fees.

During the second quarter of 2024, the Company recorded a contract termination expense when it gave formal notification to a vendor that it intends to end its relationship in 2025.

Included in various categories of noninterest expense are expenses to manage cybersecurity risk. The cost of these measures was $92 for the three months ended September 30, 2024 and $141 for the three months ended September 30, 2023. For the nine months ended September 30, 2024, the total cybersecurity expense was $276 compared to $424 for the nine months ended September 30, 2023. The Company places high priority on cybersecurity. The decrease in expense reflects renegotiation of contracts and licensing.

Income Tax

The Company’s income tax expense for the three months ended September 30, 2024 was $550. For the three months ended September 30, 2023, the Company recorded an income tax expense of $617. For the nine months ended September 30, 2024, the Company’s income tax expense was $891 and effective tax rate was 16.39%. For the nine months ended September 30, 2023, the Company’s income tax expense was $2,105 and effective tax rate was 15.47%. A significant portion of the merger related expense was not tax deductible, resulting in an increase to the Company’s effective tax rate for 2024. During 2023, the Company recognized a gain on the settlement of a BOLI policy that was not taxable.

Asset Quality

Key indicators of the Company’s asset quality are presented in the following table.

	September 30, 2024	September 30, 2023	December 31, 2023
Nonaccrual loans	$2,283	$2,981	$2,629
Loans past due 90 days or more, and still accruing	71	31	188
Other real estate owned	–	662	–
ACLL to loans net of unearned income and deferred fees and costs	1.03%	1.20%	1.06%
Net charge-off ratio	0.04%	–	0.02%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.23%	0.43%	0.31%
Ratio of ACLL to nonperforming loans	452.39%	341.53%	345.91%

For information on the Company’s policies on the ACLL, please refer to the Company’s 2023 Form 10-K, Note 1: Summary of Significant Accounting Policies.

The Company’s risk analysis as of September 30, 2024 determined an ACLL of $10,328, or 1.03% of loans net of unearned income and deferred fees and costs. This compares with an allowance of $9,094 as of December 31, 2023, or 1.06% of loans. To determine the appropriate level of the ACLL, the Company considers credit risk for individually evaluated loans and for groups of loans evaluated collectively.

Individually Evaluated Loans

Individually evaluated loans were $10,713 as of September 30, 2024, a slight increase from $10,544 as of December 31, 2023. As of September 30, 2024, four individually evaluated loans were collateral dependent but were adequately collateralized and did not result in an individual allocation. The remaining individually evaluated loans were measured using the discounted cash flow method, resulting in an allocation of $85.

Collectively Evaluated Loans

Collectively evaluated loans totaled $991,528, with an ACLL of $10,243 as of September 30, 2024. As of December 31, 2023, collectively evaluated loans totaled $846,631, with an allowance of $8,522.

Collectively evaluated loans are divided into classes based upon risk characteristics. Utilizing historical loss information and peer data, the Company calculates probability of default and loss given default for each class, which is adjusted for a reasonable and supportable forecast. Cash flow projections based on each loan’s contractual terms are modified by the adjusted probability of default and loss given default for its class. Loan classes are allocated additional loss estimates based upon the Company’s analysis of qualitative factors including economic measures, asset quality indicators, loan characteristics, and changes to internal Company policies and management.

Reasonable and Supportable Forecast

The Company applies national unemployment forecasts to project cash flows. The Company determined that 12 months represents a reasonable and supportable forecast period as of September 30, 2024, and set a period of 12 months to revert to historical losses on a straight-line basis. The forecast applied as of September 30, 2024 projects that unemployment will rise over the next 12 months to a higher level than the forecast applied as of December 31, 2023. The higher unemployment forecast increased the required level of the ACLL when September 30, 2024 is compared with December 31, 2023.

Qualitative Factors: Economic

The Company sources economic data pertinent to its market from the most recently available publications, including business and personal bankruptcy filings, the residential vacancy rate and the inventory of new and existing homes.

Higher bankruptcy filings indicate heightened credit risk and increase the ACLL, while lower bankruptcy filings have a beneficial impact on credit risk. Compared with data available as of December 31, 2023, business and personal bankruptcies filings increased slightly.

Residential vacancy rates and housing inventory impact the Company’s residential construction customers and the consumer real estate market. Higher levels increase credit risk. The residential vacancy rate available as of September 30, 2024 increased from the data incorporated into the December 31, 2023 calculation. Housing data available as of September 30, 2024 showed higher inventory than as of December 31, 2023, resulting in a higher allocation.

Qualitative Factors: Asset Quality Indicators

Accruing past due loans are analyzed at the class level and compared with previous levels. Increases in past due loans indicate heightened credit risk. Accruing loans past due 30-89 days were 0.33% of total loans as of September 30, 2024, an increase from 0.19% as of December 31, 2023.

Qualitative Factors: Other Considerations

The Company considers other factors that impact credit risk, including the interest rate environment, the competitive, legal and regulatory environments, changes in lending policies and loan review, changes in lending management, and high risk loans.

The interest rate environment impacts variable rate loans. The Federal Reserve’s substantial interest rate increases between March 2022 and July 2023 have increased and are expected to continue to increase payments on the Company’s variable rate loans as they reach contractual repricing dates, despite the Federal Reserve's recent reduction in their target rate. The Company allocates additional reserve each time the Federal Reserve increases rates, under the expectation that higher payments may increase credit risk. After the rate increase has been in effect for one year, the allocation may be removed if management deems that the impact of the change has become integrated to the portfolio. As of September 30, 2024, the Company reduced its allocation from December 31, 2023 .

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

Unallocated Surplus

The unallocated surplus as of September 30, 2024 is $83, or 0.81% in excess of the calculated requirement. The unallocated surplus at December 31, 2023 was $350, or 4.00% in excess of the calculated requirement. The surplus provides some mitigation of current economic uncertainty that may impact credit risk.

Conclusion

The calculation of the appropriate level for the ACLL incorporates analysis of multiple factors and requires management’s prudent and informed judgment. The Company augmented the calculated requirement with an unallocated surplus. Based on analysis of historical indicators, asset quality and economic factors, management believes the level of ACLL is reasonable for the credit risk in the loan portfolio as of September 30, 2024.

ACL on Unfunded Commitments

The ACL on unfunded commitments was $241, or 0.14% of unfunded commitments as of September 30, 2024. The ACL on unfunded commitments was $259, or 0.16% as of December 31, 2023.

Provision for (Recovery of) Credit Losses

The provision for credit losses represents charges to earnings necessary to maintain an adequate allowance. The adequacy of the ACLL is reviewed quarterly and adjustments are made as determined necessary. The Company recorded a provision for credit losses on loans of $5 and a recovery of credit losses on unfunded commitments of $10 for the three months ended September 30, 2024, compared with a recovery of credit losses on loans of $401 for the three months ended September 30, 2023 and a provision of $30 for unfunded commitments.

The Company recorded a provision for credit losses on loans of $1,312 and a recovery of credit losses on unfunded commitments of $25 for the nine months ended September 30, 2024, compared with a recovery of credit losses on loans of $389 for the nine months ended September 30, 2023 and a provision of $21 for unfunded commitments. Upon acquisition of FCB in June 2024, the Company recorded a provision for credit losses of $1,290 to establish an allowance on non-PCD loans.

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

The Company reviews modifications to determine whether the borrower is experiencing financial difficulty, including indicators of default, bankruptcy, going concern, insufficient projected cash flows and inability to obtain financing from other sources. If a modification is made to a borrower experiencing financial difficulty, the loan’s risk rating is downgraded to special mention or classified, resulting in individual evaluation for the ACLL. Please refer to Note 3: Loans and Allowance for Credit Losses in Part I, Item 1 of this report for more information on loans modified for borrowers experiencing financial difficulty.

Modifications for Borrowers Who Were Not Experiencing Financial Difficulty

During the three and nine months ended September 30, 2024 and 2023, the Company modified loans in the normal course of business for borrowers who were not experiencing financial difficulty. During the three months ended September 30, 2024, the Company modified 205 loans totaling $42,969. During the nine months ended September 30, 2024, the Company modified 637 loans totaling $86,905. During the three months ended September 30, 2023, the Company provided 186 modifications to loans totaling $23,054. For the nine months ended September 30, 2023, the Company provided 581 modifications to loans totaling $65,089.

Key Assets and Liabilities

NBI’s key assets and liabilities and their change from December 31, 2023 are shown in the following table.

	September 30, 2024	December 31, 2023	Percent Change
Interest-bearing deposits	$33,707	$73,636	(54.22)%
Securities available for sale, at fair value and restricted stock	624,120	619,865	0.69%
Loans, net	991,331	847,552	16.96%
Total assets	1,785,033	1,655,370	7.83%
Deposits	1,602,953	1,503,972	6.58%

Average Balances

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	September 30, 2024	December 31, 2023	Percent Change
Interest-bearing deposits	$80,637	$37,660	114.12%
Securities available for sale, at fair value and restricted stock	611,037	620,535	(1.53)%
Loans, net	909,345	840,590	8.18%
Total assets	1,726,898	1,613,854	7.00%
Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$286,643	$299,748	(4.37)%
Interest-bearing demand deposits	839,211	826,112	1.59%
Savings deposits	175,670	195,592	(10.19)%
Time deposits	268,313	150,395	78.41%
Stockholders’ equity	143,444	124,641	15.09%

Increased customer deposits resulted in increased investment in interest bearing deposit assets. Changes in securities, loans, deposits and stockholders’ equity are discussed below.

Securities

	September 30, 2024	December 31, 2023	Percent Change
Amortized cost	$685,472	$697,786	(1.76)%
Unrealized loss, net	(63,201)	(79,185)	20.19%
Securities available for sale, at fair value	$622,271	$618,601	0.59%

Securities available for sale are presented at fair value as of each reporting date. The fair value of bonds moves inversely to interest rate changes and expectations of interest rate changes. Most of the Company’s securities were purchased during periods prior to the Federal Reserve’s interest rate increases that began in March of 2022. The Federal Reserve's cut to its target rate in September 2024 improved the unrealized loss on securities when September 30, 2024 is compared with December 31, 2023. The Company’s analysis of the securities portfolio determined no identifiable credit risk as of September 30, 2024 and no ACL has been recorded. Please refer to Note 1: General and Summary of Significant Accounting Policies of the 2023 Form 10-K and Note 4: Securities in Part I, Item 1 of this report for additional information on the securities portfolio.

Loans

	September 30, 2024	December 31, 2023	Percent Change
Real estate construction	$71,920	$55,379	29.87%
Consumer real estate	306,012	241,564	26.68%
Commercial real estate	473,018	419,130	12.86%
Commercial non real estate	52,699	41,555	26.82%
Public sector and IDA	58,109	60,551	(4.03)%
Consumer non real estate	40,483	38,996	3.81%
Less: unearned income and deferred fees and costs	(582)	(529)	10.02%
Loans, net of unearned income and deferred fees and costs	$1,001,659	$856,646	16.93%

The increase from December 31, 2023 reflects the acquisition of FCB. The higher interest rate environment continues to restrain loan demand. The Company is positioned to make every loan that meets its underwriting standards.

Deposits

	September 30, 2024	December 31, 2023	Percent Change
Noninterest-bearing demand deposits	$296,469	$281,215	5.42%
Interest-bearing demand deposits	819,947	821,661	(0.21)%
Savings deposits	176,460	177,856	(0.78)%
Time deposits	310,077	223,240	38.90%
Total deposits	$1,602,953	$1,503,972	6.58%

The Company’s depositors within its market area are diverse, including individuals, businesses and municipalities. The Company does not have any brokered deposits. Depositors are insured up to the FDIC maximum of $250 thousand. Municipal deposits, which account for approximately 22% of the Company’s deposits, have additional security from bonds pledged as collateral, in accordance with state regulation. Of the Company’s non-municipal deposits, approximately 22% are uninsured.

Borrowings

The Company acquired FHLB borrowings in the FCB merger, which were repaid upon completion of the merger.

Capital Resources

	September 30, 2024	December 31, 2023	Percent Change
Common stock and additional paid in capital	$21,796	$7,404	194.38%
Retained earnings	198,225	197,984	0.12%
Accumulated other comprehensive loss	(52,239)	(64,866)	(19.47)%
Total stockholders’ equity	$167,782	$140,522	19.40%

The increase in stockholders’ equity reflects the stock consideration issued to acquire FCB. The Company paid dividends to shareholders in June 2024.

The Company qualifies as a small bank holding company under the Federal Reserve’s Small Bank Holding Company Policy Statement, which exempts bank holding companies with less than $3 billion in assets from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements. NBB is subject to various capital requirements administered by banking agencies, including an additional capital conservation buffer in order to make capital distributions or discretionary bonus payments. Risk-based capital ratios are calculated in compliance with OCC rules based on the Basel III Capital Rules. The Bank’s ratios are well above the required minimums as of September 30, 2024. Capital ratios for NBB are shown in the following tables.

	NBB	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservation Buffer
Common Equity Tier I Capital Ratio	16.55%	4.50%	7.00%
Tier I Capital Ratio	16.55%	6.00%	8.50%
Total Capital Ratio	17.40%	8.00%	10.50%
Leverage Ratio	11.08%	4.00%	4.00%

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

As of September 30, 2024, the Company had $293,379 of borrowing capacity from the FHLB and the Company had $178,582 of unused capacity at the Federal Reserve Bank discount window. Periodically during 2023, the Company accessed FHLB borrowings. The advances were fully repaid, due to the success of the Company’s deposit strategy. As of September 30, 2024, the Company did not have purchased deposits, discount window borrowings or short-term borrowings.

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

Regulatory capital levels determine the Company’s ability to use purchased deposits and the Federal Reserve Bank discount window. As of September 30, 2024, the Company is considered well capitalized and does not have any restrictions on purchased deposits or borrowing ability at the Federal Reserve Bank discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. As of September 30, 2024, the Company’s liquidity is sufficient to meet projected trends.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. As of September 30, 2024, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s internally-set target range. As of September 30, 2024, the loan to deposit ratio was 62.49%. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

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

While it would be possible for customers to fully draw on approved lines of credit and for beneficiaries to call all letters of credit, historically this has not occurred. In the event of a sudden and substantial draw on these lines, the Company would be able to access multiple options, including its lines of credit with correspondents, raising additional deposits, or selling securities available for sale or loans. The Company estimates an ACL on unfunded loan commitments under the current expected credit losses model.

The Company sells mortgages on the secondary market. Our agreement with the purchaser provides for strict underwriting and documentation requirements. Violation of the representations and warranties of the agreement would entitle the purchaser to recourse provisions. The Company has determined that its risk in this area is not significant because of the low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of September 30, 2024. To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit. There were no material changes in off-balance sheet arrangements during the three and nine months ended September 30, 2024.

Contractual Obligations

The Company had no finance lease or purchase obligations and no long-term debt at September 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. In conducting the evaluation of the effectiveness of its disclosure controls and procedures as of September 30, 2024, the Company has excluded the operations of FCB as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission (not to extend more than one year beyond the date of the acquisition or for more than one annual reporting period). The merger was completed on June 1, 2024. See "Note 2. Business Combinations" for further discussion of the merger and its impact on the Company’s consolidated financial statements.

Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2024 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
None.
(b)
None.
(c)
During the fiscal quarter ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Index of Exhibits

Exhibit No.	Description
2(i)	Agreement and Plan of Merger, dated as of January 23, 2024, by and among National Bankshares, Inc., The National Bank of Blacksburg and Frontier Community Bank	(incorporated herein by reference to Exhibit 2.1 of the Form 8-K filed on January 24, 2024)
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8-K filed on March 16, 2006)
3(ii)	Amended and Restated Bylaws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.2 of the Form 8-K filed on July 10, 2024)
4	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10-K for fiscal year ended December 31, 1993)
10(i)	Advisory Services Agreement, dated June 1, 2024 by and between Alan J. Sweet and National Bankshares, Inc.	Filed herewith
+31(i)	Section 302 Certification of Chief Executive Officer	Filed herewith
+31(ii)	Section 302 Certification of Chief Financial Officer	Filed herewith
+32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Filed herewith
+32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Filed herewith
+101

The following materials from National Bankshares, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2024 are formatted in iXBRL (Inline Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets at September 30, 2024 and December 31, 2023; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023; and (vi) Notes to Consolidated Financial Statements.

Filed herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

Date: November 13, 2024	/s/ F. Brad Denardo
By: F. Brad Denardo
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2024	/s/ Lora M. Jones
By: Lora M. Jones
Treasurer and
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)