Form 10-K
period 2024-12-31
NATIONAL BANKSHARES INC
filed 2025-03-28
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2024
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

The aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant on June 28, 2024 (the last business day of the most recently completed second fiscal quarter) was approximately $179,901,332. As of March 28, 2025, the registrant had 6,363,371 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document is incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which incorporated
National Bankshares, Inc. Proxy Statement for the 2025 Annual Meeting of Stockholders	Part III

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

The National Bank of Blacksburg

The National Bank of Blacksburg, which does business as National Bank, was originally chartered in 1891 as the Bank of Blacksburg. Its state charter was converted to a national charter in 1922 and it became the National Bank of Blacksburg. In 2004, NBB purchased Community National Bank of Pulaski, Virginia. In May 2006, Bank of Tazewell County, a Virginia bank which since 1996 was a wholly-owned subsidiary of NBI, was merged with and into NBB. On June 1, 2024, NBB purchased Frontier Community Bank ("FCB"), a Virginia bank.

NBB is a community-oriented financial institution headquartered in Blacksburg, Virginia. Through 27 banking locations across southwest and central Virginia and two loan production offices in Roanoke and Charlottesville, Virginia, NBB offers a full range of retail and commercial banking services to individuals, businesses, non-profits and local governments. Construction on a branch in Roanoke, Virginia is underway, with a planned completion date during the first quarter of 2025. NBB offers telephone, mobile and internet banking and it operates 25 automated teller machines (“ATMs”) in its service area.

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

As of December 31, 2024, NBB had total assets of $1,808,152 and total deposits of $1,661,495. NBB’s net income for 2024 was $11,001, which produced a return on average assets of 0.63% and a return on average equity of 7.95%. Refer to Note 11 of Notes to Consolidated Financial Statements for NBB’s risk-based capital ratios.

National Bankshares Financial Services, Inc.

In 2001, National Bankshares Financial Services, Inc. was formed in Virginia as a wholly-owned subsidiary of NBI. NBFS offers non-deposit investment products and insurance products for sale to the public. NBFS works cooperatively with Osaic, Inc. to provide investments and with Bearing Insurance Group, LLC for insurance products. NBFS does not significantly contribute to NBI’s net income.

Acquisition of Frontier Community Bank

On June 1, 2024 (the "acquisition date"), the Company completed its acquisition of FCB, a Virginia chartered commercial bank, in accordance with the definitive merger agreement, dated January 23, 2024, by and among the Company, the Bank, and FCB. For more information on the completed acquisition, see Note 22: Business Combination.

Operating Revenue

The following table displays components that contributed 15% or more of the Company’s total operating revenue for the years indicated.

	Percentage of Total Operating Revenue
	For the Year Ended December 31,
Revenue Component	2024	2023
Interest and Fees on Loans	60.55%	57.08%
Interest on Investments	22.94%	26.29%

Market Area

The Company serves customers through its offices in southwest and central Virginia. Although largely rural, the market area is home to several major state-supported universities, including Virginia Polytechnic Institute and State University (“Virginia Tech”) and Radford University. The recently acquired branches and the loan production office in Charlottesville also service areas that contain the University of Virginia, James Madison University, Virginia Military Institute, Washington and Lee University, Liberty University, and Mary Baldwin University.

In addition to education, the market area has a diverse economic base with manufacturing, agriculture, tourism, healthcare, retail and service industries. Large manufacturing facilities in the region include Celanese Acetate, the largest employer in Giles County, and Volvo Heavy Trucks, the largest company in Pulaski County. Both of these companies have experienced cycles of hiring and layoffs within the past several years. Tazewell County is largely dependent on the coal mining industry and on agriculture for its economic base. Montgomery County, Bluefield in Tazewell County, Abingdon in Washington County and the cities of Roanoke, Charlottesville, Waynesboro, Lynchburg and Staunton are regional retail centers and have facilities to provide basic health care for the regions.

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

Organization and Employment

NBI, NBB and NBFS are organized in a holding company/subsidiary structure. As of December 31, 2024, NBB had 242 full time equivalent employees and NBFS had 3 full time equivalent employees. NBB performs services for and charges commensurate fees to NBI and NBFS.

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

Capital and Related Requirements. The Federal Reserve's Small Bank Holding Company Policy Statement (the "Statement") sets forth requirements for designation as a small bank holding company and related expectations for capital and reporting requirements. Qualified bank holding companies that have consolidated total assets of less than $3 billion are exempt from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements. The Company qualifies as a small bank holding company.

The Bank continues to be subject to various capital requirements administered by banking agencies as described below. Failure to meet minimum capital requirements can trigger certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company’s consolidated financial statements.

Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") sets forth requirements for consumer mortgage lending, provisions for corporate governance and executive compensation, directed rule-making by the Federal Reserve limiting fees charged to merchants for credit and debit card transactions and established the Consumer Financial Protection Bureau (the “CFPB”). The CFPB has rule marking authority over financial institutions with regard to consumer protection and oversees the enforcement of all federal laws intended to ensure fair access to credit. For smaller financial institutions such as NBI and NBB, the CFPB coordinates its examination activities through their primary regulators. In February 2025, the Trump administration halted the CFPB’s operations, and its employees were instructed to cease all supervision and examination activity. As a result, the future of the CFPB and its impact on our business are uncertain.

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

The Economic Growth, Regulatory Reform and Consumer Protection Act of 2018. The Economic Growth, Regulatory Reform and Consumer Protection Act of 2018 ("EGRRCPA") amended provisions of the Dodd-Frank Act and other statutes administered by banking regulators. Among these amendments are provisions to tailor applicability of certain of the enhanced prudential standards for Systemically Important Financial Institutions and to increase the $50 billion asset threshold in two stages to $250 billion to which these enhanced standards apply. The EGRRCPA exempts insured depository institutions (and their parent companies) with less than $10 billion in consolidated assets and that meet certain tests from the Volker Rule (which prohibits banks from conducting certain investment activities with their own accounts). The EGRRCPA also increased the asset threshold from $1 billion to $3 billion for financial institutions to qualify for an 18 month on site examination schedule. The EGRRCPA addressed numerous other regulatory requirements based on the size and complexity of financial institutions, particularly benefiting smaller institutions like the Company.

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

On October 24, 2023, the federal bank regulatory agencies issued a final rule to modernize their respective CRA regulations. The revised rules substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026 and revised data reporting requirements taking effect January 1, 2027. Among other things, the revised rules evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, apply a metrics-based benchmarking approach to assessment, and clarify eligible CRA activities. The final rule has been subject to an injunction since March 29, 2024, and the effective dates will be extended pending resolution of the lawsuit.

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

In October 2024, the CFPB issued a final rule regarding personal financial data rights that is designed to promote “open banking.” The final rule requires, among other things, that data providers, including any financial institution, make available to consumers and certain authorized third parties, upon request, certain covered transaction, account, and payment information. Institutions with at least $1.5 billion but less than $3 billion in total assets, including the Company, are required to comply with the final rule by April 1, 2029. On the same day the final rule was released, certain industry participants filed a complaint against the CFPB challenging the final rule. This legal challenge has since been paused to allow time for the CFPB to assess the rule and determine whether it aligns with the agency’s current policy objectives.

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

Risk-weighted assets are assets on the balance sheet as well as certain off-balance sheet items, such as standby letters of credit, to which weights between 0% and 1250% are applied, according to the risk of the asset type. Common Equity Tier 1 Capital (“CET1”) is capital according to the balance sheet, adjusted for goodwill and intangible assets and other prescribed adjustments. At NBB’s election, CET1 is also adjusted to exclude accumulated other comprehensive loss. Tier 1 Capital is CET1 adjusted for additional capital deductions. Total Capital is Tier 1 Capital increased for the allowance for credit losses and adjusted for other items. The Leverage Ratio is the ratio of Tier 1 Capital to total average assets, less goodwill and intangibles and certain deferred tax assets. As of December 31, 2024, NBB’s capital ratios exceeded the above minimum ratios including the capital conservation buffer.

NBB is also subject to the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as amended, which incorporates a CET1 ratio and increases certain other capital ratios. To be classified as well capitalized under the regulations, NBB must have the following minimum capital ratios: (i) a CET1 ratio of at least 6.5%; (ii) a Tier 1 Capital to Risk Weighted Assets ratio of at least 8.0%; (iii) a Total Capital to Risk Weighted Assets ratio of at least 10.0%; and (iv) a Leverage Ratio of at least 5.0%. NBB exceeded the thresholds to be considered well capitalized as of December 31, 2024.

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

Incentive Compensation. The Interagency Guidance on Sound Incentive Compensation Policies, issued by federal banking agencies, covers all employees that have the ability to materially affect the risk profile of a financial institution, either individually or as part of a group, and is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the financial institution’s board of directors.

Section 956 of the Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities that encourage inappropriate risk-taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. The federal banking agencies issued such proposed rules in March 2011 and issued a revised proposed rule in June 2016 implementing the requirements and prohibitions set forth in Section 956. The revised proposed rule would apply to all banks, among other institutions, with at least $1 billion in average total consolidated assets for which it would go beyond the existing Interagency Guidance on Sound Incentive Compensation Policies to (i) prohibit certain types and features of incentive-based compensation arrangements for senior executive officers, (ii) require incentive-based compensation arrangements to adhere to certain basic principles to avoid a presumption of encouraging inappropriate risk, (iii) require appropriate board or committee oversight, (iv) establish minimum recordkeeping, and (v) mandate disclosures to the appropriate federal banking agency. In May 2024, the FDIC, the OCC, and the Federal Housing Finance Agency reproposed the 2016 proposed rule and requested comment on specific alternatives and general questions, given the passage of time since the 2016 proposed rule was issued.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. As of December 31, 2024, the Company had not been made aware of any instances of non-compliance with the final guidance.

The Nasdaq Stock Market, LLC, the exchange on which our common stock is listed, enacted a listing rule that became effective in 2023 requiring listed companies to adopt policies mandating the recovery or “clawback” of excess incentive compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The Company has adopted a clawback policy compliant with such rule, a copy of which is attached as Exhibit 97.1 to this Form 10-K.

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

Monetary Policy

The monetary and interest rate policies of the Federal Reserve, as well as general economic conditions, affect the business and earnings of NBI. NBB and other banks are particularly sensitive to interest rate fluctuations. The spread between the interest paid on deposits and that which is charged on loans is the most important component of the bank’s earnings. In addition, interest earned on securities investments has a significant effect on earnings. U.S. fiscal policy, including deficits requiring increased governmental borrowing also can affect interest rates. As conditions change in the national and international economy and in the money markets, the Federal Reserve’s actions, particularly with regard to interest rates, and the effects of fiscal policies can impact loan demand, deposit levels and earnings at NBB. It is not possible to accurately predict the effects on NBI of economic and interest rate changes.

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

Company Website

NBI maintains a website at www.nationalbankshares.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available on its website as soon as is practical after the material is electronically filed with the SEC. The Company’s proxy materials for the 2025 annual meeting of stockholders will also be posted on a separate website at www.investorvote.com/NKSH. Access through the Company’s websites to the Company’s filings is free of charge. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy, and information statements, and other information the Company files electronically with the SEC.

Executive Officers of the Company

The following is a list of names and ages of all executive officers of the Company; their terms of office as officers; the positions and offices within the Company held by each officer; and each person’s principal occupation or employment during the past five years.

Name	Age	Offices and Positions Held	Year Elected an Officer
F. Brad Denardo	72

National Bankshares, Inc.: Chairman and Chief Executive Officer (“CEO”), May 2019 to Present; Chairman, President and CEO, May 2019 to December 31, 2024; President and CEO, September 2017 – May 2019; Executive Vice President, April 2008 – August 2017.

The National Bank of Blacksburg: Chairman, September 2017 to Present; CEO, July 2014 to Present; President July 2014 to December 31, 2024; Executive Vice President/Chief Operating Officer ("COO"), October 2002 – July 2014.

National Bankshares Financial Services, Inc.: Chairman, President and CEO, September 2017 to Present; Treasurer, June 2011 to Present.

			1989
David K. Skeens	58

National Bankshares, Inc.: Executive Vice President/Chief Risk Officer, January 8, 2025 to Present; Senior Vice President/Senior Operations, Risk and Technology Officer, May 2022 to January 7, 2025; Treasurer and CFO, January 2009 to May 2022.

The National Bank of Blacksburg: Executive Vice President/Chief Risk Officer, January 8, 2025 to Present; Senior Vice President/Senior Operations, Risk and Technology Officer, May 2022 to January 7, 2025; Senior Vice President/Operations and Risk Management and Chief Financial Officer ("CFO"), January 2009 – May 2022; Senior Vice President/Operations and Risk Management, February 2008 – January 2009; Vice President/Operations and Risk Management, April 2004 – February 2008.

			2009
Lara E. Ramsey	56	National Bankshares, Inc.: President, January 1, 2025 to Present; Corporate Secretary, June 2016 to Present; Executive Vice President/COO May 2022 to December 31, 2024; Senior Vice President/Administration, June 2011 – December 2017; Vice President/Human Resources, January 2001 – June 2011. The National Bank of Blacksburg: President, January 1, 2025 to Present; Corporate Secretary, June 2016 to Present; Executive Vice President/COO, May 2022 to December 31, 2024; Senior Vice President/Administration, January 2018 – May 2022; Vice President/Human Resources, January 2001 – June 2011.	2016
Paul M. Mylum	58	National Bankshares, Inc.: Executive Vice President/Chief Lending Officer, November 2019 to Present; Senior Vice President/Chief Lending Officer, August 2016 – November 2019 The National Bank of Blacksburg: Executive Vice President/Chief Lending Officer, November 2019 to Present; Senior Vice President/Chief Lending Officer, August 2016 – November 2019; Senior Vice President/Loans, August 2012 – August 2016.	2012
Lora M. Jones	47	National Bankshares, Inc.: Executive Vice President/CFO and Treasurer, January 8, 2025 to Present; Senior Vice President/CFO and Treasurer, May 2022 to January 7, 2025; Vice President/Controller, May 2014 – May 2022; Corporate Analysis Officer June 2011 – May 2014. The National Bank of Blacksburg: Executive Vice President/CFO and Cashier, January 8, 2025 to Present; Senior Vice President/CFO and Cashier, May 2022 to January 7, 2025; Vice President/Controller, May 2014 – May 2022; Corporate Analysis Officer June 2011 – May 2014.	2011
Bobby D. Sanders, II	45	National Bankshares, Inc.: Senior Vice President/Chief Credit Officer, March 2022 to Present. The National Bank of Blacksburg: Senior Vice President/Chief Credit Officer, March 2022 to Present.	2022

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

The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, residential mortgages, home equity loans and lines of credit, consumer and other loans. Many of these loans are secured by real estate (both residential and commercial). As of December 31, 2024, 84.6% of all loans were secured by mortgages on real property. Substantially all of the Company’s real property collateral is located in its market area. If there is a decline in real estate values, especially in the Company’s market area, the collateral for loans would deteriorate and provide significantly less security to the Company. In the event the Company forecloses on a loan that is collateralized with property having reduced market value, the Company may suffer a recovery loss.

The Bank has a moderate concentration of credit exposure in commercial real estate, and loans with this type of collateral are viewed as having more risk of default.

As of December 31, 2024, the Bank had approximately $478,078 in loans secured by commercial real estate, representing approximately 48.4% of total loans outstanding at that date. The real estate consists primarily of multi-family housing, non-owner-operated properties and other commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the rental of the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because the Bank’s loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in the percentage of nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for credit losses and an increase in charge-offs, all of which could have a material adverse effect on the Company’s financial condition.

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

INTEREST RATE RISK

The Company's business is subject to interest rate risk and variations in interest rates and inadequate management of interest rate risk may negatively affect financial performance.

Changes in the interest rate environment may reduce the Company’s profits. It is expected that the Company will continue to realize income from the differential or “spread” between the interest earned on loans, securities, and other interest-earning assets, and interest paid on deposits, borrowings, and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. Loan and deposit volumes, yields, and costs are affected by market interest rates on these products, and there is substantial competition for loans and deposits that affect rates on these products. Additionally, short-term rates are driven by actions of the Federal Reserve, and movements in such rates may have a significant effect on the Company’s interest rate risk. The Company’s management cannot ensure that it can minimize interest rate risk. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Further, shifts in the Company’s mix of interest-earning assets or interest-bearing liabilities could adversely affect yields on assets or costs of funds, respectively. Accordingly, changes in levels of market interest rates or management thereof could materially and adversely affect the net interest spread, loan and deposit volumes, and the Company’s overall profitability.

LIQUIDITY RISK

Liquidity could be impaired by an inability to access the capital markets or an unforeseen outflow of cash.

Liquidity is essential to the Company’s business. Access to funding sources in amounts adequate to finance the Company’s activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could reduce the Company’s access to liquidity sources include a downturn in the economy, difficult credit markets or the liquidity needs of our depositors. A substantial majority of the Company’s liabilities are demand, savings, interest checking and money market deposits, which are payable on demand or upon several days’ notice, while a substantial portion of our assets are loans, which cannot be called or sold in the same time frame. The Company may not be able to replace maturing deposits and advances as necessary in the future, especially if a large number of our depositors sought to withdraw their accounts, regardless of the reason. The Company’s access to deposits may be negatively impacted by, among other factors, changes in interest rates which could promote increased competition for deposits, including from new financial technology competitors, or provide customers with alternative investment options. Additionally, negative news about the Company or the banking industry in general could negatively impact market and/or customer perceptions of the Company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, as many regional banking organizations experienced in 2023, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance coverage, move deposits to banks deemed “too big to fail” or remove deposits from the banking system entirely. As of December 31, 2024, approximately 44.6% of the Company’s deposits were uninsured. Uninsured deposits include municipal deposits, which have additional security from bonds pledged as collateral, in accordance with state regulation. Of the Company’s non-municipal deposits, approximately 22.4% are uninsured. We rely on deposits for liquidity. A failure to maintain adequate liquidity could have a material adverse effect on the Company’s business, financial condition and results of operations.

Unrealized losses in the Company’s securities portfolio could affect liquidity.

As market interest rates increased in 2022 and 2023, the Company experienced significant unrealized losses on our available for sale securities portfolio. Unrealized losses related to available for sale securities are reflected in accumulated other comprehensive loss in the Company’s consolidated balance sheets and reduce the level of our book capital and tangible common equity. However, such unrealized losses do not affect the Company’s regulatory capital ratios. The Company actively monitors the available for sale securities portfolio and we do not currently anticipate the need to realize material losses from the sale of securities for liquidity purposes. Furthermore, the Company believes it is unlikely that we would be required to sell any such securities before recovery of their amortized cost bases, which may be at maturity. Nonetheless, the Company’s access to liquidity sources could be affected by unrealized losses if securities must be sold at a loss; tangible capital ratios continue to decline from an increase in unrealized losses or realized credit losses; the Federal Home Loan Bank of Atlanta (“FHLB”) or other funding sources reduce capacity; or bank regulators impose restrictions on us that impact the level of interest rates we may pay on deposits or our ability to access brokered deposits. Additionally, significant unrealized losses could negatively impact market and/or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits.

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

OPERATIONAL RISK

The Company is subject to a variety of operational risks, including reputational, legal, and compliance risk, and the risk of fraud ort heft by employees, directors, or outsiders.

The Company is exposed to many types of operational risks, including reputational, legal, and compliance risk, the risk of fraud or theft by employees, directors or outsiders, unauthorized transactions by employees, operational errors, clerical or record-keeping errors, and errors resulting from faulty or disabled computer or communications systems.

Reputational risk, or the risk to the Company’s earnings and capital from negative public opinion, could result from the Company’s actual or alleged conduct in any number of activities, including lending practices, corporate governance, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect the Company’s ability to attract and keep customers and employees and can expose it to litigation and further regulatory action.

Further, if any of the Company’s financial, accounting, or other data processing systems fail or have other significant issues, the Company could be adversely affected. The Company depends on internal systems and outsourced technology to support these data storage and processing operations. The Company’s inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of the Company’s business operations. It could be adversely affected if one of its employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates its operations or systems. The Company is also at risk of the impact of natural disasters, terrorism, and international hostilities on its systems and from the effects of outages or other failures involving power or communications systems operated by others. The Company may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, computer viruses, or electrical or communications outages), which may give rise to disruption of service to customers and to financial loss or liability. In addition, there have been instances where financial institutions have been victims of fraudulent activity in which criminals pose as customers to initiate wire and automated clearinghouse transactions out of customer accounts. Although the Company has policies and procedures in place to verify the authenticity of its customers, it cannot guarantee that such policies and procedures will prevent all fraudulent transfers. Such activity can result in financial liability and harm to the Company’s reputation. If any of the foregoing risks materialize, it could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

COMPLIANCE AND REGULATORY RISK

The Company operates in a highly regulated industry, and the laws and regulations that govern the Company’s operations, including changes in them or the Company’s failure to comply with them, and regulatory actions implementing such laws and regulations, may adversely affect the Company.

The Company is subject to extensive regulation and supervision that govern almost all aspects of its operations. These laws and regulations, and regulatory actions implementing such laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the Company’s business activities, limit the dividends or distributions that it can pay, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in its capital than GAAP.

Changes to laws, regulations, or regulatory policies, or supervisory guidance, including changes in interpretation or implementation of laws, regulations, policies, or supervisory guidance, could affect the Company in substantial and unpredictable ways. Regulatory responses in connection with unforeseen stress events, including failures of banks and other financial institutions, often lead to increased regulatory scrutiny and heightened supervisory expectations and could adversely impact the Company’s business, financial condition, and results of operations, or alter or disrupt the Company’s planned future strategies and actions. The Company’s failure to comply with these laws and regulations could subject it to restrictions on its business activities, fines, and other penalties, any of which could adversely affect the Company’s results of operations, capital base, and the price of its securities. Compliance with laws and regulations, and regulatory actions implementing such laws and regulations, can be difficult and costly, and changes to laws and regulations could make compliance more difficult or expensive or otherwise adversely affect the Company’s business and financial condition.

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

Failure to maintain effective systems of internal and disclosure controls could have a material adverse effect on the Company's results of operation and financial condition.

Effective internal and disclosure controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. Effective internal controls also are a deterrent to fraud. Pursuant to Section 404 of the SOX, the Company is required to include in its Annual Reports on Form 10-K management’s assessment of the effectiveness of internal controls over financial reporting. If the Company cannot provide reliable financial reports or reasonably prevent fraud, its reputation and operating results would be harmed. As part of its ongoing monitoring of internal controls, the Company may discover material weaknesses or significant deficiencies in its internal controls that require remediation. A “material weakness” is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Compliance with the requirements of Section 404 of SOX, including the costs of remediation efforts relating to weaknesses, is expensive and time-consuming. The Company’s inability to maintain operating effectiveness of the internal controls over financial reporting could result in a material misstatement to financial statements or other disclosures, which could have an adverse effect on its business, financial condition, and results of operations. In addition, any failure to remediate and maintain effective controls or to timely effect any necessary improvement of internal and disclosure controls could, among other things, result in losses from fraud or error, reputational damage, subject the Company to regulatory scrutiny, or cause investors to lose confidence in reported financial information, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s ability to pay dividends depends upon the results of operations of its subsidiaries.

The Company is a financial holding company and a bank holding company that conducts substantially all of its operations through NBB. As a result, the Company’s ability to make dividend payments on its common stock depends primarily on certain federal regulatory considerations and the receipt of dividends and other distributions from NBB. There are various regulatory restrictions on the ability of NBB to pay dividends or make other payments to the Company. Although the Company has historically paid a cash dividend to the holders of its common stock, regulatory or economic factors may cause the Company’s Board of Directors to consider, among other things, the reduction of dividends paid on the Company’s common stock.

The Company is subject to laws regarding the privacy, information security, and protection of personal information and any violation of these laws or another incident involving personal, confidential, or proprietary information of individuals could damage the Company’s reputation and otherwise adversely affect its business.

The Company’s business requires the collection and retention of large volumes of customer data, including personally identifiable information (“PII”), in various information systems that the Company maintains and in those maintained by third-party service providers. The Company also maintains important internal company data such as PII about its employees and information relating to its operations. The Company is subject to complex and evolving laws and regulations governing the privacy and protection of PII of individuals (including customers, employees and other third parties). For example, the Company’s business is subject to the GLBA, which, among other things: (i) imposes certain limitations on the Company’s ability to share nonpublic PII about its customers with nonaffiliated third parties; (ii) requires that the Company provide certain disclosures to customers about its information collection, sharing, and security practices and afford customers the right to “opt out” of any information sharing by it with nonaffiliated third parties (with certain exceptions); and (iii) requires that the Company develop, implement, and maintain a written comprehensive information security program containing appropriate safeguards based on the Company’s size and complexity, the nature and scope of its activities, and the sensitivity of customer information it processes, as well as plans for responding to data security breaches. Various federal and state banking regulators and states have also enacted data breach notification requirements with varying levels of individual, consumer, regulatory, or law enforcement notification in the event of a security breach. Ensuring that the Company’s collection, use, transfer, and storage of PII complies with all applicable laws and regulations can increase the Company’s costs. Furthermore, the Company may not be able to ensure that customers and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with it, particularly where such information is transmitted by electronic means. If personal, confidential, or proprietary information of customers or others were to be mishandled or misused, the Company could be exposed to litigation or regulatory sanctions under privacy and data protection laws and regulations. Concerns regarding the effectiveness of the Company’s measures to safeguard PII, or even the perception that such measures are inadequate, could cause the Company to lose customers or potential customers and thereby reduce its revenues. Accordingly, any failure, or perceived failure, to comply with applicable privacy or data protection laws and regulations may subject the Company to inquiries, examinations, and investigations that could result in requirements to modify or cease certain operations or practices or result in significant liabilities, fines, or penalties, and could damage the Company’s reputation and otherwise adversely affect its operations, financial condition, and results of operations.

Climate change and related legislative and regulatory initiatives may result in operational changes and expenditures that could significantly impact the Company’s business.

The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. Federal and state legislatures and regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. The federal banking agencies, including the OCC, have emphasized that climate-related risks are faced by banking organizations of all types and sizes and are in the process of enhancing supervisory expectations regarding banks’ risk management practices. In October 2023, the OCC published principles for climate risk management by banking organizations with more than $100 billion in assets. The OCC also has appointed its first ever Climate Change Risk Officer and established an internal climate risk implementation committee in order to assist with these initiatives and to support the agency’s efforts to enhance its supervision of climate change risk management. Similar and even more expansive initiatives are expected, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. In addition, on March 6, 2024, the SEC adopted rules to enhance and standardize climate-related disclosures by public companies so that there is more consistent, comparable, and reliable information about the financial effects of climate-related risks on a public company’s operations and how it manages those risks. To the extent that these initiatives lead to the promulgation of new regulations or supervisory guidance applicable to the Company, the Company would likely experience increased compliance costs and other compliance-related risks.

The lack of empirical data surrounding the credit and other financial risks posed by climate change render it impossible to predict how specifically climate change may impact the Company’s financial condition and results of operations; however, the physical effects of climate change may also directly impact the Company. Specifically, unpredictable and more frequent weather disasters may adversely impact the value of real property securing the loans in the Company’s loan portfolio. Additionally, if insurance obtained by borrowers is insufficient to cover any losses sustained to the collateral, or if insurance coverage is otherwise unavailable to borrowers, the collateral securing loans may be negatively impacted by climate change, which could impact the Company’s financial condition and results of operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on customers and impact the communities in which the Company operates. Overall, climate change, its effects and the resulting unknown impact, could have a material adverse effect on the Company’s financial condition and results of operations.

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

Natural disasters, acts of war or terrorism, geopolitical instability, the impact of public health issues and other adverse external events could detrimentally affect our financial condition and results of operations.

Natural disasters, acts of war or terrorism, geopolitical instability, the impact of public health issues and other adverse external events could have a significant negative impact on our ability to conduct business or upon third parties who perform operational services for us or our customers. Such events also could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, impair the value of our investment portfolio, result in lost revenue or cause us to incur additional expenses.

Although the Company has business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective. In the event of a natural disaster, acts of war or terrorism, public health issues or other adverse external events, our business, services, asset quality, financial condition and results of operations could be adversely affected.

The development and use of Artificial Intelligence (“AI”) presents risks and challenges that may adversely impact our business.

We or our third-party vendors, clients, or counterparties may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI presents a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce outputs or take actions that are incorrect, that reflect biases included in the data on which they are trained, that result in the release of private, confidential, or proprietary information, that infringe on the intellectual property rights of others, or that are otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous outputs, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, we may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the outputs of their models, matters over which we may have limited visibility. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.

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

•
Cybersecurity risks are identified and prioritized for resource allocation using two annual risk assessments: an internal risk assessment utilizing the Federal Financial Institutions Examination Council’s (“FFIEC”) Cybersecurity Assessment Tool, and a formal risk assessment prepared in conjunction with an external consultant.
•
A comprehensive set of security technologies constantly monitor our information systems and data, including endpoint detection and response services, intrusion detection and prevention, various filtering technologies, and event correlation technologies that alert management to potential cybersecurity threats.
•
Skilled internal personnel manage and update cyber defense functions including engineering, configuration, data protection, identity and access management, security operations, and threat intelligence.
•
Training programs continuously educate employees about cybersecurity risks and protection practices.
•
Periodic social engineering testing assists management in identifying training needs.
•
An incident response plan outlines the Company’s response to a cybersecurity incident. Periodic testing of the plan ensures readiness and identifies refinements.
•
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

Material Effects of Cybersecurity Threats

Cybersecurity risks have the potential to materially affect the Company’s business, financial condition and results of operation. The Company has strengthened its cybersecurity framework in recent years but the sophistication of emerging cyber threats and the utilization of new attack methods continues to evolve. The Company’s cybersecurity risk management and strategy may not protect against all cyber incidents. For more information on how cybersecurity risk may materially affect the Company’s business strategy, results of operations or financial condition, please refer to Item 1A, Risk Factors of this Form 10-K.

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

Management’s Role

The Company’s ISO has many years of experience appropriate to the role and is supported by skilled internal personnel. The ISO is responsible for identifying, assessing and managing cybersecurity risks and designing, implementing and maintaining the Company’s information security program. The ISO reports to the Chief Risk Officer and the Board of Directors. Management’s enterprise risk management committee receives regular updates from the ISO on cybersecurity related risks, including trends and emerging threats.

Item 2. Properties

NBB owns and has a branch bank in NBI’s headquarters located at 101 Hubbard Street, Blacksburg, Virginia. NBB’s main office is at 100 South Main Street, Blacksburg, Virginia. NBB owns an additional nineteen branch offices and a private office location for support functions, as well as a property nearing completion that will become its Roanoke branch location. NBB leases six branch locations and one loan production office. As of December 31, 2024, there were no mortgages or liens against any properties. We believe that existing facilities are adequate for current needs and to meet anticipated growth. A list of all branch and ATM locations is available on our website at www.nbbank.com. Information contained on our website is not part of this report. For additional information, please see Note 6 and Note 19 of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings

NBI, NBB, and NBFS are not currently involved in any material pending legal proceedings. There are no legal proceedings against the Company related to cybersecurity.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information and Dividends

NBI’s common stock is traded on the Nasdaq Capital Market under the symbol “NKSH.” As of December 31, 2024, there were 894 record stockholders of NBI common stock.

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

In May 2024, NBI’s Board of Directors approved the repurchase of up to 250,000 shares of the Company’s common stock. The authorization extends from June 1, 2024 to May 31, 2025. During 2024, the Company did not repurchase any shares. The Company’s share repurchase program does not obligate it to acquire any specific number of shares or any shares at all.

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

These forward-looking statements are based upon or are affected by factors that could cause our actual results to differ materially from historical results or from any results expressed or implied by such forward-looking statements. These factors include, but are not limited to, effects of or changes in:

•
inflation and changes in interest rates that may reduce our margins or reduce the fair value of financial instruments,
•
the ability to maintain adequate liquidity by retaining deposit customers and secondary funding sources, especially if the Company’s or banking industry’s reputation becomes damaged,
•
the adequacy of the level of the Company’s allowance for credit losses, the amount of credit loss provisions required in future periods, and the failure of assumptions underlying the allowance for credit losses,
•
general and local economic conditions,
•
monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury, the OCC, the Federal Reserve, the CFPB and the FDIC, and the impact of any policies or programs implemented pursuant to financial reform legislation,
•
unanticipated increases in the level of unemployment in the Company’s market,
•
the quality or composition of the loan and/or investment portfolios,
•
demand for loan products,
•
deposit flows,
•
competition,
•
demand for financial services in the Company’s market,
•
the real estate market in the Company’s market,
•
laws, regulations and policies impacting financial institutions,
•
technological risks and developments, and cyber-threats, attacks or events,
•
the Company’s technology initiatives,
•
geopolitical conditions, including trade restrictions and tariffs, and acts or threats of terrorism and/or military conflicts, or actions taken by the U.S. or other governments in response to trade restrictions and tariffs, and acts or threats of terrorism and/or military conflicts,
•
the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues, and other catastrophic events,
•
the Company's ability to identify, attract, and retain experienced management, relationship managers, and support personnel, particularly in a competitive labor environment,
•
performance by the Company’s counterparties or vendors,
•
applicable accounting principles, policies and guidelines, and
•
risks associated with mergers, acquisitions, and other expansion activities.

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

Critical accounting policies are most important to the portrayal of the Company’s financial condition or results of operations and require management’s most difficult, subjective, and complex judgments about matters that are inherently uncertain. If conditions occur that differ from our assumptions, depending upon the severity of such differences, the Company’s financial condition or results of operations may be materially impacted. The Company designates the following policies as critical: those governing the allowance for credit losses, goodwill, the pension plan, core deposit intangibles and loans acquired in a business combination. The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them as needed. Please refer to Note 1 of Notes to Consolidated Financial Statements for information on these and other accounting policies.

Non-GAAP Financial Measures

This report refers to certain financial measures that are computed on a basis other than GAAP (“non-GAAP”). The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company’s operational performance and to enhance investors’ overall understanding of such financial performance. The methodology for determining these non-GAAP measures may differ among companies. Non-GAAP measures are supplemental and not a substitute for, or more important than, financial measures prepared in accordance with GAAP. Details on non-GAAP measures follow.

Net Interest Margin

The Company uses the net interest margin (non-GAAP) to measure profitability of interest generating activities, as a percentage of total interest-earning assets. The Company’s net interest margin is calculated on a fully taxable equivalent (“FTE”) basis. The portion of interest income that is nontaxable is grossed up to the tax equivalent by adding the tax benefit based on a tax rate of 21%. Annualized FTE net interest income is divided by total average earning assets to calculate the net interest margin. The following tables present the reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, for the periods indicated.

	Year Ended December 31,
Net Interest Margin, FTE	2024	2023
Interest income (GAAP)	$70,122	$58,833
Add: FTE adjustment	968	890
Interest income, FTE (non-GAAP)	71,090	59,723
Interest expense (GAAP)	33,725	21,550
Net interest income, FTE (non-GAAP)	$37,365	$38,173
Average balance of interest-earning assets	$1,706,479	$1,606,667
Net interest margin (non-GAAP)	2.19%	2.38%

Efficiency Ratio

The efficiency ratio (non-GAAP) is computed by dividing noninterest expense by the sum of FTE net interest income and noninterest income, excluding certain items the Company’s management deems unusual or non-recurring. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. The components of the efficiency ratio calculation for the periods indicated are summarized in the following table.

	Year Ended December 31,
Efficiency Ratio	2024	2023
Noninterest expense (GAAP)	$35,008	$29,228
Less: merger-related expense	(2,916)	-
Less: contract termination expense (1)	(173)	-
Less: proxy-related expense (2)	-	(786)
Adjusted noninterest expense (non-GAAP)	$31,919	$28,442
Noninterest income (GAAP)	$8,960	$9,359
Less: realized securities loss, net	-	3,332
Less: gain on contract contingency (3)	-	(232)
Less: gain on sale of investment (4)	-	(2,971)
Less: gain on BOLI settlement	-	(1,044)
Adjusted noninterest income (non-GAAP)	8,960	8,444
Net interest income, FTE (non-GAAP)	37,365	38,173
Total income for efficiency ratio (non-GAAP)	$46,325	$46,617
Efficiency ratio (non-GAAP)	68.90%	61.01%

(1)
Contract termination expense was recorded to reflect the Company's notification to a vendor that it intends to end its relationship in 2025.
(2)
Included in professional services in the Consolidated Statements of Income.
(3)
Gain recognized upon receipt of a contract contingency payment associated with the 2022 sale of a private equity investment.
(4)
Sale of the Company’s VISA Class B shares.

Performance Summary

Key to understanding the Company’s results of operations and financial position is the acquisition of FCB and the impact of the interest rate environment. The acquisition of FCB on June 1, 2024 expanded the Company's footprint into desirable markets and increased its growth potential. The acquisition added to the balance sheet $118,743 in loans, $129,717 in deposits and $14,299 in equity. The Company also recorded one-time expenses of $2,916 and provision for credit loss of $1,290 associated with the merger. For more information on the acquisition, see Note 22: Business Combination.

Between March 2022 and July 2023, the Federal Reserve increased interest rates 525 basis points. The rapidity and magnitude of the change was unprecedented and spurred intense competitive pressure for deposits, affected the fair value of the Company’s securities, and dampened loan demand. The effects of the interest rate environment continued into 2024, however the Federal Reserve's 100 basis point interest rate cut between September and December eased deposit pricing pressure somewhat during the fourth quarter of 2024.

When comparing current and prior year results, items to note include the Company's 2023 special one-time dividend of $1 per common share, paid in addition to its usual bi-annual dividends. The dividend rewarded stockholders for the Company’s positive performance during 2022, which included a one-time pre-tax gain on the sale of a private equity investment. Related to the 2022 gain on the sale of a private equity investment, the Company recorded in 2023 pre-tax income of $232 upon receipt of a contract contingency payment. Also in 2023, the Company sold its VISA Class B shares and recognized a pre-tax gain of $2,971, and strategically sold securities, recording a pre-tax loss of $3,332. The Company recognized tax-free income of $1,044 for the settlement of a bank owned life insurance (“BOLI”) policy in 2023, and incurred expense in 2023 of $786 to respond to a proxy contest from an activist investor.

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

	Year Ended December 31,
Summary Income and Expenses	2024	2023
Interest income	$70,122	$58,833
Interest expense	33,725	21,550
Net interest income	36,397	37,283
Provision for (recovery of) credit losses	1,227	(1,261)
Net interest income after provision for (recovery of) credit losses	35,170	38,544
Noninterest income	8,960	9,359
Noninterest expense	35,008	29,228
Income before income taxes	9,122	18,675
Income tax expense	1,499	2,984
Net income	$7,623	$15,691

	Year Ended December 31,
Summary Key Performance Indicators	2024	2023
Return on average assets	0.44%	0.97%
Return on average equity	5.17%	12.59%
Basic net income per common share	$1.24	$2.66
Fully diluted net income per common share	$1.24	$2.66
Net interest margin (1)	2.19%	2.38%
Efficiency ratio (1)	68.90%	61.01%

(1)
See "Non-GAAP Financial Measures" above.

Net income for the year ended December 31, 2024 decreased when compared with the year ended December 31, 2023, due to net interest margin compression, merger related expenses and contract termination expense. The net interest margin as well as key noninterest income and expense items are discussed under “Income Statement” below.

Summary Change in Key Balances

Key balances are presented in the following table as of the dates indicated:

	December 31,		Change
	2024	2023	Dollars	Percent
Loans, net of deferred fees and costs, and the ACLL	$977,688	$847,552	$130,136	15.35%
Securities available for sale	601,898	618,601	(16,703)	(2.70)%
Deposits	1,644,752	1,503,972	140,780	9.36%
Total assets	1,811,636	1,655,370	156,266	9.44%
Stockholders’ equity	156,409	140,522	15,887	11.31%

Loans, net of deferred fees and costs and the ACLL, increased when December 31, 2024 is compared with December 31, 2023, primarily due to the FCB acquisition. The higher interest rate environment continues to restrain loan demand. The Company is positioned to continue to make every loan that meets its underwriting standards.

Securities available for sale are presented at fair value as of each reporting date. The fair value of bonds moves inversely to interest rate changes and expectations of interest rate changes. Most of the Company’s securities were purchased during periods prior to the Federal Reserve’s interest rate increases that began in March of 2022. The portfolio decreased during 2024 due to maturities and pay downs. Further detail is provided in the “Balance Sheet” section below.

Customer deposits increased when December 31, 2024 is compared with December 31, 2023, primarily due to the FCB acquisition, supplemented by organic growth.

Total assets increased from December 31, 2023 to December 31, 2024, primarily due to the acquisition of FCB. Stockholders’ equity increased from December 31, 2023 to December 31, 2024 due to the acquisition of FCB and improvements in accumulated other comprehensive loss related to the market value of securities and the Company's pension plan.

Summary Asset Quality

Key indicators of the Company’s asset quality are presented in the following table as of the dates indicated:

	December 31,
	2024	2023
Nonaccrual loans	$2,222	$2,629
Loans past due 90 days or more, and still accruing	548	188
ACLL to loans net of deferred fees and costs	1.04%	1.06%
Net charge-off ratio	0.03%	0.02%
Ratio of nonperforming assets to loans, net of deferred fees and costs	0.22%	0.31%
Ratio of ACLL to nonperforming loans	461.84%	345.91%

The Company monitors asset quality indicators in managing credit risk and in determining the ACLL and provision for credit losses. When December 31, 2024 is compared with December 31, 2023, nonaccrual loans improved. The net charge-off ratio and accruing loans past due 90 days or more increased, though remain at historically low levels.

The Company believes that sufficient resources have been dedicated to resolving problem assets, and exposure to loss is somewhat mitigated by sufficient collateralization. More information about nonaccrual and past due loans is provided in Note 1 and Note 5 of Notes to Consolidated Financial Statements. The Company continues to carefully monitor risk levels within the loan portfolio.

Income Statement

The following provides information on the results of operations for the years ended December 31, 2024 and December 31, 2023.

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

The net interest margin for the year ended December 31, 2024 decreased when compared with the year ended December 31, 2023. Loans, adjustable rate securities and interest bearing deposit assets repriced upward, but did not fully offset higher interest expense. The Federal Reserve's interest rate cuts during the last four months of 2024 immediately decreased interest rates on deposits with pricing based on the prime interest rate, however current interest rates are still at a level that will allow interest income and the yield on earning assets to grow as adjustable loans reach repricing dates.

The frequency and/or magnitude of future changes in market interest are difficult to predict and may have a greater short-term impact on net interest income than adjustments by management. Please refer to the section titled “Analysis of Changes In Interest Income and Interest Expense” for further information related to rate and volume changes.

Analysis of Net Interest Earnings

The following table presents the major categories of interest‑earning assets and interest‑bearing liabilities, the interest earned or paid, the average yield or rate on the daily average balance outstanding, net interest income and net yield on average interest‑earning assets for the years indicated.

	Year Ended December 31,
	2024			2023
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans (1)(2)(3)(4)(5)	$938,446	$48,369	5.15%	$851,221	$39,320	4.62%
Taxable securities (4)(6)	627,656	16,797	2.68%	652,477	16,536	2.53%
Nontaxable securities (4)(5)	63,566	1,828	2.88%	65,309	1,885	2.89%
Federal funds sold	600	26	4.33%	-	-	-
Interest-bearing deposits	76,211	4,070	5.34%	37,660	1,982	5.26%
Total interest-earning assets	$1,706,479	$71,090	4.17%	$1,606,667	$59,723	3.72%
Interest-bearing liabilities:
Interest-bearing demand deposits	$838,526	$20,445	2.44%	$826,112	$15,515	1.88%
Savings deposits	176,014	897	0.51%	195,592	746	0.38%
Time deposits	278,535	12,381	4.45%	150,395	4,989	3.32%
Borrowings	57	2	3.51%	6,198	300	4.84%
Total interest-bearing liabilities	$1,293,132	$33,725	2.61%	$1,178,297	$21,550	1.83%
Net interest income and interest rate spread		$37,365	1.56%		$38,173	1.89%
Net interest margin			2.19%			2.38%

(1)
Loans are net of deferred fees and costs. Loans include loans held in portfolio and loans held for sale.
(2)
Net loan fees included in interest income in 2024 were $200. Net loan fees included in interest income in 2023 were $214.
(3)
Nonaccrual loans are included in average balances for yield computations.
(4)
Daily averages are presented at amortized cost.
(5)
Interest on nontaxable loans and securities is computed on an FTE basis using a Federal income tax rate of 21%.
(6)
Includes restricted stock.

The following table reconciles net interest income on an FTE basis (non-GAAP) to net interest income on a GAAP basis for the years indicated.

	December 31,
	2024	2023
Net interest income, GAAP	$36,397	$37,283
FTE adjustment	968	890
Net interest income, FTE (non-GAAP)	$37,365	$38,173

Analysis of Changes in Interest Income and Interest Expense

The following table summarizes changes in interest income and interest expense resulting from changes in average asset and liability balances (volume) and changes in average interest rates (rate), when the year ended December 31, 2024 is compared with the year ended December 31, 2023.

	2024 Over 2023
	Increase (Decrease) due to Changes in:		Net Dollar
	Rates(2)	Volume(2)	Change
Interest income: (1)
Loans	$4,801	$4,248	$9,049
Taxable securities	904	(643)	261
Nontaxable securities	(7)	(50)	(57)
Federal Funds Sold	-	26	26
Interest-bearing deposits	29	2,059	2,088
Interest income	$5,727	$5,640	$11,367
Interest expense:
Interest-bearing demand deposits	$4,694	$236	$4,930
Savings deposits	232	(81)	151
Time deposits	2,108	5,284	7,392
Short-term borrowings	(65)	(233)	(298)
Interest expense	$6,969	$5,206	$12,175
Net interest income	$(1,242)	$434	$(808)

(1)
FTE basis using a Federal income tax rate of 21%.
(2)
Variances caused by the change in rate multiplied by the change in volume have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each.

The acquisition of FCB increased the volume of both loans and deposits, contributing to higher interest income and interest expense. The elevated rate environment increased interest income and while interest expense continued to rise, the increase moderated when compared with 2023. A portion of the Company’s taxable securities portfolio is subject to monthly repricing, while many of the Company’s loans are adjustable with repricing dates in the future. The volume of interest-bearing deposit assets increased due to higher customer deposits.

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

Rate Shift (basis points)	Change in Projected Net Interest Income as of December 31,
	2024	2023
300	-8.60%	-10.60%
200	-4.70%	-6.80%
100	-1.90%	-3.20%
(-)100	7.00%	8.40%
(-)200	12.80%	15.70%
(-)300	18.00%	22.10%

Results of the net interest income simulation indicate that the Company is liability sensitive as of December 31, 2024 and December 31, 2023. The simulation process requires certain estimates and assumptions including, but not limited to, asset growth, the mix of assets and liabilities, the interest rate environment and local and national economic conditions. Asset growth and the mix of assets can, to a degree, be influenced by management. Other areas, such as the interest rate environment and economic factors, cannot be controlled. In addition, competitive pressures can make it difficult to price deposits and loans in a manner that optimally minimizes interest rate risk. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes; changes in market conditions and customer behavior; and changes in management strategies.

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

Provision for (Recovery of) Credit Losses

Provision expense for the year ended December 31, 2024 was $1,227, reflecting provision for credit losses for funded loans of $1,242 and recovery of credit losses for unfunded loan balances of $15. Provision for funded loans included $1,290 in provision for non-PCD loans recorded upon acquisition date, offset by $48 resulting from changes in the Company's assessment of credit risk. For the year ended December 31, 2023, the Company recorded a net recovery of $1,261, reflecting an improvement in portfolio metrics and economic conditions when compared with December 31, 2022. More information about the ACLL is provided in “Balance Sheet – Loans – Allowance for Credit Losses” below and in Notes 1 and 5 of Notes to Consolidated Financial Statements.

Noninterest Income

The following table presents the Company’s noninterest income for the years indicated.

	Year Ended December 31,		Change
	2024	2023	Dollars	Percent
Service charges on deposits	$2,898	$2,518	$380	15.09%
Other service charges and fees	229	297	(68)	(22.90)%
Credit and debit card fees, net	1,448	1,678	(230)	(13.71)%
Trust income	2,177	1,901	276	14.52%
BOLI income	1,120	2,026	(906)	(44.72)%
Gain on sale of investment	-	2,971	(2,971)	NM
Gain on sale of mortgage loans	168	107	61	57.01%
Other income	920	1,193	(273)	(22.88)%
Realized securities loss, net	-	(3,332)	3,332	NM
Total noninterest income	$8,960	$9,359	$(399)	(4.26)%

Service charges on deposit accounts increased when the year ended December 31, 2024 is compared with the year ended December 31, 2023, primarily due to changes in fee structure, the FCB acquisition, and increased customer use of the Bank’s overdraft program. Service charges on deposit accounts also include account maintenance fees, ATM fees and wire transfer fees.

Other service charges and fees decreased when 2024 is compared with 2023, due to lower fees associated with letters of credit and one time fee income received in 2023. Other service charges and fees also include charges for official checks, income from the sale of checks to customers, safe deposit box rent, and income from commissions on the sale of credit life, accident and health insurance.

Credit and debit card fees, net, decreased when 2024 is compared with 2023 due to higher processing costs. Credit and debit card fees are presented net of certain processing expenses and are dependent on the volume of transactions.

Trust income increased when the year ended December 31, 2024 is compared with the year ended December 31, 2023 due to higher volume. Trust fees are generated from a number of different types of accounts, including estates, personal trusts, employee benefit trusts, investment management accounts, attorney-in-fact accounts and guardianships. Trust income varies depending on the number and type of accounts under management and financial market conditions.

BOLI income decreased when 2024 is compared with 2023, due to a gain of $1,044 recorded in 2023 for settlement of a policy.

During 2023, the Company sold its VISA Class B securities, recognizing a gain of $2,971.

The gain on sale of mortgage loans increased from 2023 to 2024 as volume improved.

Other income includes dividends, adjustments to partnership basis in investments, commissions from investment and insurance sales and other miscellaneous components. During 2023, the Company recorded income of $232 upon receipt of a contract contingency payment.

The Company recorded a net loss on the sale of securities during 2023, discussed in further detail under the “Securities” section.

Noninterest Expense

The following table presents the Company’s noninterest expense for the years indicated.

	Year Ended December 31,		Change
	2024	2023	Dollars	Percent
Salaries and employee benefits	$19,214	$17,318	$1,896	10.95%
Occupancy, furniture and fixtures	2,339	2,005	334	16.66%
Data processing and ATM	3,923	3,549	374	10.54%
FDIC assessment	812	749	63	8.41%
Intangible asset amortization	237	-	237	NM
Net costs of other real estate owned	-	31	(31)	NM
Franchise taxes	1,454	1,422	32	2.25%
Professional services	1,051	1,739	(688)	(39.56)%
Merger-related expenses	2,916	-	2,916	NM
Contract termination expenses	173	-	173	NM
Other operating expenses	2,889	2,415	474	19.63%
Total noninterest expense	$35,008	$29,228	$5,780	19.78%

Salaries and employee benefits, which include payroll taxes, health insurance, contributions to the employee stock ownership plan and employee 401(k), pension expense, incentives and salary continuation increased when 2024 is compared with 2023, reflecting the addition of FCB employees.

When the year ended December 31, 2024 is compared with the year ended December 31, 2023, occupancy, furniture and fixtures expense and data processing and ATM expense increased due to ATM upgrades, higher maintenance costs, and additional assets acquired from FCB.

FDIC assessment expense increased from 2023 to 2024, due to an expanded assessment base after the FCB acquisition.

Upon acquisition of FCB in 2024, the Company recognized a core deposit intangible asset that is amortized over 10 years.

Franchise tax expense increased from 2023 to 2024. Franchise taxes are levied by the states in which NBB operates and are based upon NBB’s total equity at the prior year-end, adjusted for real estate taxes and certain other items.

Professional services, which includes legal and other expenses decreased when 2024 is compared to 2023. During 2023, the Company incurred legal and consulting expenses of $786 to respond to a threatened proxy contest from an activist shareholder.

Merger-related expenses included legal, accounting, regulatory, and executive and employee severance costs associated with the FCB acquisition. The Company does not expect any further material expense related to the transaction.

During 2024, the Company recorded a contract termination expense when it gave formal notification to a vendor that it intends to end its relationship in 2025.

Other operating expenses increased when the years ended December 31, 2024 and 2023 are compared. The category of other operating expenses includes expense for marketing and business development, supplies, non-service pension cost and charitable donations. Marketing and business development expenses increased during 2024 for advertising campaigns associated with the FCB acquisition and the coming Roanoke branch. Multiple additional items increased by smaller amounts.

Included within other operating expense and data processing and ATM expense are expenses related to cybersecurity. These expenses include testing and vulnerability assessment, technological defenses, insurance and employee training. The cost of these measures was $365 for 2024 and $529 for 2023. The Company places high priority on cybersecurity. The decrease in expense reflects renegotiation of contracts and licensing.

Income Taxes

Income tax expense for 2024 was $1,499 compared to $2,984 in 2023. The Company’s statutory tax rate was 21% for each year. The Company’s effective tax rates for 2024 and 2023 were 16.43% and 15.98%, respectively. The Company’s effective tax rate is lower than the statutory rate of 21% due to investments in tax-advantaged loans and securities. The Company's effective tax rate for 2024 was also affected by a significant portion of merger related expense that was not tax deductible. During 2023, the Company recognized a gain on the settlement of a BOLI policy that was not taxable. See Note 9 of Notes to Consolidated Financial Statements for information relating to income taxes.

Balance Sheet

The following provides information on the Company’s financial position as of December 31, 2024 and December 31, 2023.

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

	December 31,
	2024	2023
Real estate construction	$50,798	$55,379
Consumer real estate	307,855	241,564
Commercial real estate	478,078	419,130
Commercial non real estate	51,844	41,555
Public sector and IDA	57,171	60,551
Consumer non real estate	42,867	38,996
Gross loans	$988,613	$857,175
Less deferred fees and costs	(663)	(529)
Loans, net of deferred fees and costs	$987,950	$856,646
Allowance for credit losses on loans	(10,262)	(9,094)
Total loans, net	$977,688	$847,552

A.
Maturities and Interest Rate Sensitivities

The following table presents maturities and interest rate sensitivities for total loans, loans with predetermined interest rates and loans with adjustable interest rates as of the dates indicated. Predetermined interest rates do not adjust throughout the life of the loan. Loans are presented on a gross basis.

	December 31, 2024
	< 1 Year	1-5 Years	6-15 Years	>15 Years	Total
Total loans:
Real estate construction	$19,656	$8,568	$5,195	$17,379	$50,798
Consumer real estate	8,703	13,861	68,100	217,191	307,855
Commercial real estate	8,898	9,121	110,272	349,787	478,078
Commercial non-real estate	19,786	24,751	7,020	287	51,844
Public sector and IDA	–	8,542	29,939	18,690	57,171
Consumer non-real estate	10,726	28,652	3,413	76	42,867
Total loans	$67,769	$93,495	$223,939	$603,410	$988,613
Loans with predetermined interest rates:
Real estate construction	$3,832	$2,072	$135	$410	$6,449
Consumer real estate	4,475	5,222	15,104	40,761	65,562
Commercial real estate	2,234	4,450	12,025	3,493	22,202
Commercial non-real estate	4,023	22,275	5,198	–	31,496
Public sector and IDA	–	8,482	9,499	–	17,981
Consumer non-real estate	4,483	24,250	3,136	76	31,945
Total loans with predetermined interest rates	$19,047	$66,751	$45,097	$44,740	$175,635
Loans with adjustable interest rates:
Real estate construction	$15,824	$6,496	$5,060	$16,969	$44,349
Consumer real estate	4,228	8,639	52,996	176,430	242,293
Commercial real estate	6,664	4,671	98,247	346,294	455,876
Commercial non-real estate	15,763	2,476	1,822	287	20,348
Public sector and IDA	–	60	20,440	18,690	39,190
Consumer non-real estate	6,243	4,402	277	–	10,922
Total loans with adjustable interest rates	$48,722	$26,744	$178,842	$558,670	$812,978

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

The Company reviews modifications to determine whether the borrower is experiencing financial difficulty, including indicators of default, bankruptcy, going concern, insufficient projected cash flows and inability to obtain financing from other sources. Please refer to Note 5 of Notes to Financial Statements for information on modifications to loans for borrowers experience financial difficulty during the years ended December 31, 2024 and December 31, 2023.

During the years ended December 31, 2024 and 2023, the Company modified loans in the normal course of business for borrowers who were not experiencing financial difficulty. During 2024, the Company modified 875 loans totaling $130,347. During 2023, the Company provided modifications for competitive purposes to 757 loans totaling $89,006.

C.
Summary of Loan Loss Experience

The following table provides information about the allowance for credit losses on loans, nonperforming assets and accruing loans past due 90 days or more as of the dates indicated:

	December 31,
	2024	2023
ACLL	$10,262	$9,094
Total loans, net of deferred fees	987,950	856,646
ACLL to loans, net of deferred fees and costs	1.04%	1.06%
Nonaccrual loans	$2,222	$2,629
Nonperforming loans to total loans, net of deferred fees and costs	0.22%	0.31%
ACLL to nonperforming loans	461.84%	345.91%
Accruing loans past due 90 days or more	$548	$188

More information about the level and calculation methodology of the allowance for credit losses on loans is provided in the sections “Allowance for Credit Losses on Loans” as well as Notes 1 and 5 of Notes to Consolidated Financial Statements.

D.
Analysis of Net Charge-Offs

The following tables show net charge-offs, average loan balance and the percentage of charge-offs to average loan balance for each of the Company’s loan segments at the end of each period. Average loans are presented net of deferred fees and costs.

December 31, 2024	Net Charge-Offs (Recoveries)	Average Loans, net of deferred fees and costs	Percentage of Net Charge-Offs (Recoveries) to Average Loans
Real estate construction	$-	$66,654	0.00%
Consumer real estate	-	278,351	0.00%
Commercial real estate	(53)	445,212	(0.01)%
Commercial non-real estate	87	48,175	0.18%
Public Sector and IDA	-	58,953	0.00%
Consumer non-real estate	215	41,003	0.52%
Total	$249	$938,348	0.03%

December 31, 2023	Net Charge-Offs (Recoveries)	Average Loans, net of deferred fees and costs	Percentage of Net Charge-Offs (Recoveries) to Average Loans
Real estate construction	$-	$58,214	0.00%
Consumer real estate	(86)	226,555	(0.04)%
Commercial real estate	(45)	428,757	(0.01)%
Commercial non-real estate	208	50,529	0.41%
Public Sector and IDA	-	51,278	0.00%
Consumer non-real estate	118	35,754	0.33%
Total	$195	$851,087	0.02%

The Company charges off commercial real estate loans at the time that a loss is confirmed. When delinquency status or other information indicates that the borrower will not repay the loan, the Company considers collateral value based upon a current appraisal or internal evaluation. Any loan amount in excess of collateral value is charged off and the collateral is taken into OREO.

E.
Allowance for Credit Losses on Loans

The Company’s risk analysis as of December 31, 2024 determined an ACLL of $10,262, or 1.04% of loans net of deferred fees and costs. This compares with an allowance of $9,094 as of December 31, 2023, or 1.06% of loans. For information on the Company’s policies on the ACLL, please refer to Note 1 and Note 5 of Notes to Consolidated Financial Statements. To determine the appropriate level of the ACLL, the Company considers credit risk for individually evaluated loans and for groups of loans evaluated collectively.

Individually Evaluated Loans

Individually evaluated loans were $10,521 as of December 31, 2024, a decrease from $10,544 as of December 31, 2023. Please refer to Note 1 of Notes to Consolidated Financial Statements for information on the Company’s identification of individually evaluated loans. As of December 31, 2024, three individually evaluated loans were collateral dependent but were adequately collateralized and did not result in an individual allocation. The remaining individually evaluated loans were measured using the discounted cash flow method, resulting in an allocation of $80.

Collectively Evaluated Loans

Collectively evaluated loans totaled $978,092 with an ACLL of $10,182 as of December 31, 2024. At December 31, 2023, collectively evaluated loans totaled $846,631, with an allowance of $8,522.

Collectively evaluated loans are divided into pools based upon risk characteristics. Utilizing historical loss information and peer data, the Company calculates probability of default (“PD”) and loss given default (“LGD”) for each class, which is adjusted for a reasonable and supportable forecast. Cash flow projections based on each loan’s contractual terms are modified by the adjusted PD and LGD for its class. Loan classes are allocated additional loss estimates based upon the Company’s analysis of qualitative factors including economic measures, asset quality indicators, loan characteristics, and changes to internal Company policies and management.

Reasonable and Supportable Forecast

The Company applies national unemployment forecasts to project cash flows. The Company determined that 12 months represents a reasonable and supportable forecast period as of December 31, 2024, and set a period of 12 months to revert to historical losses on a straight-line basis. The forecast applied as of December 31, 2024 projects that unemployment will rise over the next 12 months to a higher level than the forecast applied as of December 31, 2023. The higher unemployment forecast increased the required level of the ACLL when December 31, 2024 is compared with December 31, 2023.

Qualitative Factors: Economic

The Company sources economic data pertinent to its market from the most recently available publications, including business and personal bankruptcy filings, the residential vacancy rate and the inventory of new and existing homes.

Higher bankruptcy filings indicate heightened credit risk and increase the ACLL, while lower bankruptcy filings have a beneficial impact on credit risk. Compared with data available at December 31, 2023, business bankruptcy filings and personal bankruptcy filings increased.

Residential vacancy rates and housing inventory impact the Company’s residential construction customers and the consumer real estate market. Higher levels increase credit risk. The residential vacancy rate available at December 31, 2024 increased from the data incorporated into the December 31, 2023 calculation, resulting in a higher allocation. Housing data available as of December 31, 2024 showed higher inventory than at December 31, 2023, resulting in a higher allocation.

Qualitative Factors: Asset Quality Indicators

Accruing past due loans are analyzed at the class level and compared with previous levels. Increases in past due loans indicate heightened credit risk. On a portfolio level, accruing loans past due 30-89 days were 0.30% of total loans at December 31, 2024, an increase from 0.19% at December 31, 2023.

Qualitative Factors: Other Considerations

The Company considers other factors that impact credit risk, including the interest rate environment, the competitive, legal and regulatory environments, changes in lending policies and loan review, changes in lending management, and high risk loans.

The interest rate environment impacts variable rate loans. The Federal Reserve’s substantial interest rate increases between March 2022 and July 2023 have increased and are expected to continue to increase payments on the Company’s variable rate loans as they reach contractual repricing dates, despite the Federal Reserve’s recent reduction in its target rate. The Company allocates additional reserve each time the Federal Reserve increases rates, under the expectation that higher payments may increase credit risk. After the rate increase has been in effect for one year, the allocation may be removed if management deems that the impact of the change has become integrated to the portfolio. As of December 31, 2024, the Company reduced its allocation from December 31, 2023.

The competitive, legal and regulatory environments were evaluated for changes that would affect credit risk. Higher competition for loans increases credit risk, while lower competition decreases credit risk. Compared with December 31, 2023, the competitive, legal and regulatory environments remained in similar postures and no changes were made to related allocations.

Lending policies, loan review procedures and management’s experience influence credit risk. Policies and procedures remain similar to those at December 31, 2023. The Company added an allocation for the addition of FCB lenders and removed a previously added allocation recorded for the retirement of a long-time credit administration manager.

Levels of high risk loans are considered in the determination of the level of the ACLL. A decrease in the level of high risk loans within a class decreases the required allocation for the loan class, and an increase in the level of high risk loans within a class increases the required allocation for the loan class. Total high risk loans increased from the level at December 31, 2023, resulting in an increased allocation.

Unallocated Surplus

The unallocated surplus as of December 31, 2024 was $50, or 0.49% in excess of the calculated requirement. The unallocated surplus at December 31, 2023 was $350, or 4.00% in excess of the calculated requirement. The surplus provides some mitigation of current economic uncertainty that may impact credit risk.

Conclusion

The calculation of the appropriate level for the ACLL incorporates analysis of multiple factors and requires management’s prudent and informed judgment. Based on analysis of historical indicators, asset quality and economic factors, management believes the level of ACLL is reasonable for the credit risk in the loan portfolio as of December 31, 2024.

Please refer to Note 5 of Notes to Consolidated Financial Statements for further information on collectively evaluated loans, individually evaluated impaired loans and the unallocated portion of the allowance for credit losses on loans.

Allocation of the Allowance for Credit Losses on Loans

The allowance for credit losses on loans has been allocated according to the amount deemed necessary to provide for anticipated losses within the categories of loans as of the dates indicated. Loans are presented net of deferred fees and costs. The following table presents information on the ACLL as of the dates indicated:

	December 31, 2024			December 31, 2023
	Allowance Amount	Percent of Loans to Total Gross Loans	Percent of Allowance to Gross Loans	Allowance Amount	Percent of Loans to Total Gross Loans	Percent of Allowance to Gross Loans
Real estate construction	$348	5.14%	0.69%	$408	6.45%	0.74%
Consumer real estate	3,926	31.14%	1.28%	3,162	28.20%	1.31%
Commercial real estate	4,299	48.36%	0.90%	3,576	48.92%	0.85%
Commercial non-real estate	655	5.24%	1.26%	682	4.85%	1.64%
Public sector and IDA	336	5.78%	0.59%	333	7.07%	0.55%
Consumer non-real estate	648	4.34%	1.51%	583	4.51%	1.51%
Unallocated	50	-	-	350	-	-
	$10,262	100.00%	1.04%	$9,094	100.00%	1.06%

Securities

The Company’s securities are designated as available for sale and as such, are reported at fair value. The following table presents information on securities available for sale as of the dates indicated.

	As of December 31,		Change
	2024	2023	Dollars	Percent
Amortized cost	$680,496	$697,786	$(17,290)	(2.48)%
Unrealized loss, net	(78,598)	(79,185)	587	0.74%
Securities available for sale, at fair value	$601,898	$618,601	$(16,703)	(2.70)%

The securities portfolio is subject to the volatility and risk in the financial markets. The risk in financial markets, including interest rate risk and credit risk, affects the Company in the same way that it affects other institutional and individual investors. The fair value of available for sale securities is reflected on the Company's balance sheet. The unrealized loss in the Company’s investment portfolio is due to interest rate risk. The majority of the securities portfolio was purchased prior to the Federal Reserve’s rate increases during 2022 and 2023.

The Company’s Asset Liability Management Committee closely monitors all of the Company’s financial assets and liabilities in managing interest rate risk. During 2024, the Company did not purchase securities to replace matured securities. During the first half of 2023, the Company strategically selected and sold securities with an amortized cost of $46,850, realizing a loss of $3,332. The strategy for the sales prioritized enhancement of long-term earnings.

Credit risk in the Company’s investment portfolio is evaluated on an individual security basis. The Company’s investment portfolio includes corporate bonds. If the corporate issuers were to default, there could be a delay in the payment of interest, or there could be a loss of principal and accrued interest. To date, there have been no defaults in any of the corporate bonds held in the portfolio. The Company’s investment portfolio also contains a large percentage of municipal bonds. If economic forces reduce the ability of states and municipalities to make scheduled principal and interest payments on their outstanding indebtedness, or if their income from taxes and other sources declines significantly, states and municipalities could default on their bond obligations. There have been no defaults among the municipal bonds in the Company’s investment portfolio. As of December 31, 2024, there are no credit risk concerns with any of the Company’s securities.

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

Additional information about securities available for sale can be found in Note 3 of Notes to Consolidated Financial Statements.

Deposits

The following table presents deposits by category as of the dates indicated:

	As of December 31,		Change
	2024	2023	Dollars	Percent
Noninterest-bearing demand deposits	$290,088	$281,215	$8,873	3.16%
Interest-bearing demand deposits	864,753	821,661	43,092	5.24%
Savings deposits	177,297	177,856	(559)	(0.31)%
Time deposits	312,614	223,240	89,374	40.03%
Total deposits	$1,644,752	$1,503,972	$140,780	9.36%

Deposits, including noninterest-bearing demand deposits, interest-bearing deposits and interest-bearing time deposits are obtained in the Company’s markets through traditional marketing techniques. The Company’s deposits do not include any brokered deposits. Competition for deposits began impacting the Company during the latter part of 2022 and continued during 2023. Included in deposits as of December 31, 2024 are $113,605 acquired from FCB.

A.
Average Amounts of Deposits and Average Rates Paid

Average amounts and average rates paid on deposit categories during the periods indicated are presented below:

	Years Ended December 31,
	2024		2023
	Average Amounts	Average Rates Paid	Average Amounts	Average Rates Paid
Noninterest-bearing demand deposits	$290,038	-	$299,748	-
Interest-bearing demand deposits	838,526	2.44%	826,112	1.88%
Savings deposits	176,014	0.51%	195,592	0.38%
Time deposits	278,535	4.45%	150,395	3.32%
Average total deposits	$1,583,113	2.13%	$1,471,847	1.44%

B.
Uninsured Deposits

FDIC insurance covers deposits of up to $250 per depositor. As of December 31, 2024, $741,063 of the Bank’s deposits were uninsured. Municipal deposits, which account for 23.58% of the Company’s deposits, have additional security from bonds pledged as collateral, in accordance with state regulation. Of the Company’s non-municipal deposits, 22.38% are uninsured.

The following table presents time deposits that exceed $250 as of the date indicated.

	December 31, 2024
	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
Total time deposits exceeding $250	$45,414	$22,295	$11,316	$5,614	$84,639

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

As of December 31, 2024, the Company had borrowing capacity of $300,667 from the FHLB and $174,632 of borrowing capacity at the Federal Reserve discount window, with no amounts advanced against those lines. The Company assumed FHLB borrowings from FCB, which it repaid during the week following acquisition. Periodically during 2023, the Company accessed FHLB and Federal

Reserve discount window borrowings to reinforce liquidity. The advances were fully repaid, due to the success of the Company’s deposit strategy. As of December 31, 2024, the Company did not have purchased deposits, discount window borrowings or short-term borrowings.

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

Regulatory capital levels determine the Company’s ability to use purchased deposits and the Federal Reserve discount window. As of December 31, 2024, the Company is considered well capitalized and does not have any restrictions on purchased deposits or borrowing ability at the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. As of December 31, 2024, the Company’s liquidity is sufficient to meet projected trends.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. As of December 31, 2024, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s internally-set target range. As of December 31, 2024, the loan to deposit ratio was 60.07%. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

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

	Payments Due by Period
December 31, 2024	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Time deposits	$312,614	$297,330	$9,001	$5,636	$647
Purchase obligations (1)	27,669	6,729	5,483	5,648	9,809
Operating leases	1,656	368	644	434	210
Total	$341,939	$304,427	$15,128	$11,718	$10,666

(1)
Includes contracts with a minimum annual payment of $100.

As of December 31, 2024, the Company was not aware of any other known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of December 31, 2024, the Company has no material commitments for long-term debt or for capital expenditures, other than commitments for capital expenditures associated with building the Roanoke branch location.

Capital Resources

The following table presents components of stockholders’ equity:

	As of December 31,		Change
	2024	2023	Dollars	Percent
Common stock and additional paid in capital	$21,831	$7,404	$14,427	194.85%
Retained earnings	196,343	197,984	(1,641)	(0.83)%
Accumulated other comprehensive loss	(61,765)	(64,866)	3,101	(4.78)%
Total stockholders’ equity	$156,409	$140,522	$15,887	11.31%

Total stockholders’ equity increased when December 31, 2024 is compared with December 31, 2023, due to issuance of equity for the FCB acquisition and improvement in the value of assets held by the Company's retirement plan reflected in accumulated other comprehensive loss. The largest component of stockholders’ equity, retained earnings, decreased slightly from December 31, 2023 to December 31, 2024. While earnings were lower in 2024 when compared to 2023, the Company maintained its regular semiannual dividend.

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

	December 31, 2024	December 31, 2023	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservation Buffer
Common Equity Tier I Capital Ratio	15.28%	17.23%	4.50%	7.00%
Tier I Capital Ratio	15.28%	17.23%	6.00%	8.50%
Total Capital Ratio	16.14%	18.09%	8.00%	10.50%
Leverage Ratio	10.25%	11.05%	4.00%	4.00%

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements as of December 31, 2024 are detailed in the table below. All are due in less than one year.

Payments Due by Period	Total	Less Than 1 Year
Commitments to extend credit	$248,661	$248,661
Standby letters of credit	21,081	21,081
Mortgage loans with potential recourse	10,303	10,303
Total	$280,045	$280,045

In the normal course of business the Company’s banking affiliate extends lines of credit to its customers. The Bank also issues two types of standby letters of credit to customers: financial standby letters of credit that guarantee payment to facilitate customer purchases and performance letters of credit that guarantee payment if the customer fails to perform a specific obligation. Associated revenue from letters of credit was $31 in 2024. Amounts drawn upon these lines and letters of credit vary at any given time depending on the business needs of the customers. While it would be possible for customers to fully draw on approved lines of credit and for beneficiaries to call all letters of credit, historically this has not occurred. In the event of a sudden and substantial draw on these lines, the Company would manage liquidity using cash on hand, borrowing capacity, or sale of investments or loans.

The Company sells mortgages on the secondary market subject to recourse agreements. The mortgages originated must meet strict underwriting and documentation requirements for the sale to be completed. The Company estimates a potential loss reserve for recourse provisions. The amount is not material as of December 31, 2024. To date, no recourse provisions have been invoked.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of National Bankshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of National Bankshares, Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses – Collectively Evaluated Loans

Description of the Matter

As further described in Note 1 (Summary of Significant Accounting Policies) and Note 5 (Allowance for Credit Losses on Loans and Nonperforming Assets) to the consolidated financial statements, the allowance for credit losses on loans (ACLL) is a valuation allowance that represents management’s best estimate of expected credit losses on loans measured at amortized cost considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms. Loans which share common risk characteristics are pooled and collectively evaluated by the Company using historical data, modified by peer data, as well as assessments of current conditions and reasonable and supportable forecasts of future conditions. The Company’s ACLL related to collectively evaluated loans represented $10.2 million of the total recorded ACLL of $10.3 million as of December 31, 2024. The collectively evaluated ACLL consists of quantitative and qualitative components.

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

•
Obtaining an understanding of the Company’s process for determining its ACLL, including the underlying methodology and significant inputs to the calculation.
•
Substantively testing management’s process for measuring the collectively evaluated ACLL, including:
•
Evaluating the conceptual soundness, assumptions, and key data inputs of the Company’s discounted cash flow methodology, including the identification of loan pools, the probability of default and loss given default rate inputs, and the prepayment/curtailment rate inputs for each pool.
•
Evaluating management’s selection of forecasting inputs and testing the accuracy of management’s incorporation of its forecasts in the collectively evaluated ACLL estimate.
•
Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative factors.
•
Evaluating the qualitative factors for directional consistency in comparison to prior periods and for reasonableness in comparison to underlying supporting data.
•
Testing the mathematical accuracy of the ACLL for collectively evaluated loans including both the discounted cash flow and qualitative factor components of the calculations.

Business Combinations – Fair Value of Acquired Loans

Description of the Matter

As described in Note 22 (Business Combination) to the financial statements, the Company completed its acquisition of
Frontier Community Bank (“FCB”) on June 1, 2024 for total consideration of $16.3 million. The transaction was accounted for as a business combination using the acquisition method of accounting. Accordingly, assets acquired and liabilities assumed were recorded at fair value on the acquisition date, including acquired loans with an aggregate fair value of $118.7 million. Determining the acquired fair values, particularly in relation to the loan portfolio, is inherently subjective and involves significant judgment regarding the methods and assumptions used to estimate fair value. In determining the fair value of loans acquired, management must determine whether or not acquired loans have evidence of more-than-insignificant credit deterioration at acquisition, the amount and timing of cash flows expected to be collected, and market discount rates, among other assumptions. Changes in these assumptions could have a significant impact on the fair value of the loans acquired and the amount of goodwill recorded.

We identified the acquisition date fair value of acquired loans as a critical audit matter as auditing this estimate is especially complex and requires subjective auditor judgment. Auditing this estimate required a high level of judgment in evaluating management’s identification of loans with evidence of credit deterioration, the need for specialized skill in development and application of subjective assumptions in estimated cash flows, and the size of the acquired loan portfolio.

The primary audit procedures we performed to address this critical audit matter included:

•
Obtaining an understanding of the Company’s business combination accounting practices and internal controls, including the process of:
•
The appropriateness of the valuation approach and methodology.
•
Review of valuation specialist valuation, including financial information, data, assumptions utilized and key inputs, specifically as it relates to the valuation for acquired loans.
•
Substantively testing management’s process, including the use of our own valuation specialist to assess the Company’s methods and significant assumptions utilized in determining the fair value of the acquired loan portfolio and evaluating whether the assumptions used were reasonable with respect to market participant views and other factors.
•
Testing the completeness and accuracy of loans determined to have credit deterioration at acquisition and evaluating the reasonableness of the criteria utilized by management in making the determination.
•
Testing the accuracy of the data utilized in the development of acquisition date fair values by confirming, on a sample basis, select data.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company's auditor since 2000.

Winchester, Virginia

March 28, 2025

Consolidated Balance Sheets

(in thousands, except share and per share data)	December 31, 2024	December 31, 2023
Assets
Cash and due from banks	$13,564	$12,967
Interest-bearing deposits	94,254	73,636
Federal funds sold	299	-
Total cash and cash equivalents	108,117	86,603
Securities available for sale, at fair value	601,898	618,601
Restricted stock, at cost	1,848	1,264
Mortgage loans held for sale	619	406
Loans:
Real estate construction loans	50,798	55,379
Consumer real estate loans	307,855	241,564
Commercial real estate loans	478,078	419,130
Commercial non real estate loans	51,844	41,555
Public sector and IDA loans	57,171	60,551
Consumer non real estate loans	42,867	38,996
Total loans	988,613	857,175
Less deferred fees and costs	(663)	(529)
Loans, net of deferred fees and costs	987,950	856,646
Less: allowance for credit losses	(10,262)	(9,094)
Loans, net	977,688	847,552
Premises and equipment, net	16,878	11,109
Accrued interest receivable	6,469	6,313
Goodwill	10,718	5,848
Core deposit intangible, net	1,863	-
Bank-owned life insurance ("BOLI")	47,369	43,583
Other assets	38,169	34,091
Total assets	$1,811,636	$1,655,370

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$290,088	$281,215
Interest-bearing demand deposits	864,753	821,661
Savings deposits	177,297	177,856
Time deposits	312,614	223,240
Total deposits	1,644,752	1,503,972
Accrued interest payable	1,462	1,416
Other liabilities	9,013	9,460
Total liabilities	1,655,227	1,514,848
Commitments and contingencies
Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	$-	$-
Common stock of $1.25 par value and additional paid in capital. Authorized 10,000,000 shares; issued and outstanding 6,363,371 (including 4,961 unvested) shares as of December 31, 2024 and 5,893,782 (including 4,095 unvested) shares as of December 31, 2023	21,831	7,404
Retained earnings	196,343	197,984
Accumulated other comprehensive loss, net	(61,765)	(64,866)
Total stockholders' equity	156,409	140,522
Total liabilities and stockholders' equity	$1,811,636	$1,655,370

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except share and per share data)	2024	2023
Interest Income
Interest and fees on loans	$47,884	$38,924
Interest on federal funds sold	26	-
Interest on interest-bearing deposits	4,070	1,982
Interest on securities – taxable	16,797	16,536
Interest on securities – nontaxable	1,345	1,391
Total interest income	70,122	58,833
Interest Expense
Interest on time deposits	12,381	4,989
Interest on other deposits	21,342	16,261
Interest on borrowings	2	300
Total interest expense	33,725	21,550
Net interest income	36,397	37,283
Provision for (recovery of) credit losses	1,227	(1,261)
Net interest income after provision for (recovery of) credit losses	35,170	38,544

Noninterest Income
Service charges on deposit accounts	2,898	2,518
Other service charges and fees	229	297
Credit and debit card fees, net	1,448	1,678
Trust income	2,177	1,901
BOLI income	1,120	2,026
Gain on sale of investment	-	2,971
Gain on sale of mortgage loans	168	107
Other income	920	1,193
Realized securities loss, net	-	(3,332)
Total noninterest income	8,960	9,359

Noninterest Expense
Salaries and employee benefits	19,214	17,318
Occupancy, furniture and fixtures	2,339	2,005
Data processing and ATM	3,923	3,549
FDIC assessment	812	749
Intangible asset amortization	237	-
Net costs of other real estate owned	-	31
Franchise taxes	1,454	1,422
Professional services	1,051	1,739
Merger-related expenses	2,916	-
Contract termination	173	-
Other operating expenses	2,889	2,415
Total noninterest expense	35,008	29,228
Income before income tax expense	9,122	18,675
Income tax expense	1,499	2,984
Net Income	$7,623	$15,691
Basic net income per common share	$1.24	$2.66
Fully diluted net income per common share	$1.24	$2.66
Weighted average number of common shares outstanding, basic	6,161,428	5,889,687
Weighted average number of common shares outstanding, fully diluted	6,163,610	5,889,953
Dividends declared per common share	$1.51	$2.51

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
(in thousands)	2024	2023
Net Income	$7,623	$15,691

Other Comprehensive Income, Net of Tax
Unrealized holding gain on available for sale securities net of tax of $124 and $4,315 for the periods ended December 31, 2024 and 2023, respectively	463	16,233
Reclassification adjustment for loss included in net income, net of tax of $700 in 2023	-	2,632
Net pension gain arising during the period, net of tax of $701 in 2024 and $9 in 2023	2,638	35
Other comprehensive income, net of tax	3,101	18,900
Total Comprehensive Income	$10,724	$34,591

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands except per share data)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2022	$7,362	$199,091	$(83,766)	$122,687
Adoption of ASU 2016-13	–	(2,014)	–	(2,014)
Net income	–	15,691	–	15,691
Cash dividends of $2.51 per share	–	(14,784)	–	(14,784)
Other comprehensive income, net of tax of $5,024	–	–	18,900	18,900
Stock based compensation	42	–	–	42
Balances at December 31, 2023	$7,404	$197,984	$(64,866)	$140,522
Net income	–	7,623	–	7,623
Acquisition of FCB	14,299	–	–	14,299
Cash dividends of $1.51 per share	–	(9,264)	–	(9,264)
Other comprehensive income, net of tax of $825	–	–	3,101	3,101
Stock based compensation	128	–	–	128
Balances at December 31, 2024	$21,831	$196,343	$(61,765)	$156,409

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flow

	For the Year Ended December 31,
(in thousands)	2024	2023
Cash Flows from Operating Activities
Net income	$7,623	$15,691
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) credit losses	1,227	(1,261)
Deferred income tax (benefit) expense	(884)	750
Depreciation of premises and equipment	900	754
Amortization of premiums and accretion of discounts on securities, net	1,069	1,077
Loss on sale of securities available for sale, net	-	3,332
Amortization of core deposit intangible	237	-
Accretion of fair value of acquired loans	(802)	-
Amortization of fair value of acquired time deposits and leases	267	-
Origination of mortgage loans held for sale	(10,516)	(7,624)
Proceeds from sale of mortgage loans held for sale	10,471	7,325
Gain on sale of mortgage loans held for sale	(168)	(107)
Gain on other real estate owned	-	(1)
Loss on disposal of repossessed assets	-	4
Increase in cash value of bank-owned life insurance	(1,120)	(982)
Loss on disposal of premises and equipment, net	1	-
Contribution to defined benefit plan	3,000	-
Equity based compensation expense	128	42
Net change in:
Accrued interest receivable	181	(312)
Other assets	(3,041)	(1,721)
Accrued interest payable	(89)	1,310
Other liabilities	954	(2,754)
Net cash provided by operating activities	9,438	15,523

Cash Flows from Investing Activities
Proceeds from repayments of mortgage-backed securities	12,516	12,984
Proceeds from calls, sales and maturities of securities available for sale	13,024	44,738
Net change in restricted stock	169	(323)
Purchase of loan participations	(15,334)	(7,997)
Collection of loan participations	15,759	7,200
Loan originations and principal collections, net	(14,306)	(3,594)
Proceeds from disposal of other real estate owned	-	663
Proceeds from sale of repossessed assets	-	14
Recoveries on loans charged off	270	283
Purchases of premises and equipment	(3,256)	(1,492)
Proceeds from sale of premises and equipment	46	-
BOLI settlement	-	712
Cash acquired in the acquisition, net of cash paid	6,898	-
Net cash provided by investing activities	15,786	53,188

Cash Flows from Financing Activities
Net change in time deposits	22,662	155,611
Net change in other deposits	(11,878)	(194,364)
Cash dividends paid	(9,264)	(14,784)
Repayment of borrowings	(5,230)	-
Net cash used in financing activities	(3,710)	(53,537)
Net change in cash and cash equivalents	21,514	15,174
Cash and cash equivalents at beginning of period	86,603	71,429
Cash and cash equivalents at end of period	$108,117	$86,603

	For the Year Ended December 31,
(in thousands)	2024	2023
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$33,679	$20,240
Income taxes	715	2,545

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for credit losses	$519	$478
Loans transferred to repossessed assets	-	11
Unrealized holding gain on securities available for sale	587	23,880
Minimum pension liability adjustment	3,339	44
Lease liabilities arising from obtaining right-of-use assets during the period	548	-

Supplemental Disclosures of Noncash Transactions Included In Acquisition
Assets acquired	$139,587	$-
Liabilities assumed	137,038	-

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

Use of Estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, loans acquired in a business combination, evaluation of impairment of goodwill, evaluation of impairment of core deposit intangibles, and pension obligations.

Reclassifications

Certain amounts reported in prior years have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the Company’s net income or stockholders’ equity.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and amounts due from banks, interest-bearing deposits and Fed funds sold. The Company invests over-night funds in interest-bearing deposits at other banks, including the FHLB, the Federal Reserve and other entities. Interest-bearing deposits are carried at cost.

Securities

Certain debt securities that management has the positive intent and ability to hold to maturity may be classified as “held to maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held to maturity or trading, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax. The Company uses the interest method to recognize in interest income purchase premiums and discounts over the term of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Allowance for Credit Losses – Available for Sale Securities

For available for sale securities in an unrealized loss position, the Company evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses (“ACL”) on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount must be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL in such a situation.

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

Accrued interest receivable is excluded from the estimate of credit losses. Accrued interest receivable on securities of $3,171 as of December 31, 2024 and $3,281 as of December 31, 2023, along with accrued interested receivable on loans, is included in accrued interest receivable in the Consolidated Balance Sheet.

Equity Securities

Equity securities with readily-determinable fair values are measured at fair value using the “exit price notion”. Changes in fair value are recognized in net income. Equity securities without readily-determinable fair values are recorded as other assets at cost less impairment, if any, and adjusted for changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value on an individual loan basis. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. The Company releases mortgage servicing rights when loans are sold on the secondary market.

Loans

The Company, through its banking subsidiary, provides mortgage, commercial, and consumer loans to customers. Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding unpaid principal balances adjusted for the allowance for credit losses, any purchase premium or discount, and deferred fees or costs. Interest income is accrued on the unpaid principal balance. Purchase premium or discount is recognized as an adjustment of the related loan yield using the interest method.

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

The Company considers multiple factors when determining whether to discontinue accrual of interest on individual loans. Generally loans are placed in nonaccrual status when collection of interest and/or full principal is considered doubtful. Interest accrual is discontinued at the time a commercial real estate loan or commercial non-real estate loan is 90 days delinquent unless the credit is well secured and in the process of collection. Loans modified to provide relief from payments of interest or principal for more than 90 days are designated nonaccrual. Accrued interest is reversed against income when a loan is placed in nonaccrual status. Any interest payments received during a loan’s nonaccrual period are credited to the principal balance of the loan.

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

Modified Loans

When a borrower requests a modification to a loan, the Company evaluates the request to determine whether the borrower is experiencing financial difficulty. Loans modified for borrowers experiencing financial difficulty are risk rated according to credit quality indicators as discussed above, and are subject to the Company’s standard ACL process as discussed below.

Allowance for Credit Losses on Loans

The Company estimates the ACLL based on amortized cost basis, which is the amount at which a loan is originated, adjusted for net deferred fees or costs, premium or discount, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of the ACLL. Accrued interest receivable on loans of $3,299 as of December 31, 2024 and $3,032 as of December 31, 2023, along with accrued interested receivable on securities, is included in accrued interest receivable in the Consolidated Balance Sheet.

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

The Company uses a discounted cash flow (“DCF”) method for all of its pools except for bankcards, which are measured using the historical loss rate adjusted for the forecast. For loans using the DCF method, cash flows are projected at the instrument level and discounted using the loan’s effective interest rate. Cash flows are generated using each loan’s payment attributes, adjusted for pool-level information on the PD, LGD and prepayment speeds. Default is defined as full or partial charge-off, nonaccrual status or past due 90 days or more. PDs for each pool are calculated using the Company’s historical data, modified by peer data, to ensure a full economic cycle is reflected in the estimate. PDs are then adjusted for the forecast.

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

Loans that do not share risk characteristics are evaluated on an individual basis. The Company designates as individually evaluated loans for which foreclosure is probable, loans in nonaccrual status, and loans that exceed $400 and are risk graded “special mention” or “classified” (together known as “criticized”). The fair value of individually evaluated loans is measured using the fair value of collateral (“collateral method”) or the DCF method.

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

Business Combinations

Business combinations are accounted for under Accounting Standards Codification (“ASC”) 805, Business Combinations, using the acquisition method of accounting. Under the acquisition method of accounting, the Company identifies the acquirer and the closing date and applies applicable recognition principles and conditions. The acquisition method of accounting requires an acquirer to record at fair value on the acquisition date the assets acquired and the liabilities assumed. To determine the fair values, the Company relies on internal or third-party valuations, such as appraisals, valuations based on discounted cash flow analyses, or other valuation techniques. The Company's acquisition of FCB closed on June 1, 2024. Results of operations and footnote disclosures reflect assets acquired and liabilities assumed.

Acquisition-related costs

Acquisition-related costs are costs the Company incurs to effect a business combination, including advisory, legal, accounting, valuation, and other professional or consulting fees. Some other examples of costs to the Company include systems conversions, integration planning consultants and advertising costs. The Company accounts for acquisition related costs as expenses in the periods in which the costs are incurred and the services are received, with one exception. The costs to issue debt or equity securities are recognized in accordance with other applicable GAAP. These acquisition-related costs are included within noninterest expenses in the consolidated statements of income.

Acquired loans

The most significant assessment of fair value in the Company’s accounting for business combinations relates to the valuation of an acquired loan portfolio. Loans acquired in a business combination are recorded at estimated fair value on the acquisition date without the carryover of the related allowance for credit losses on loans. The acquisition date fair value becomes the Company's original cost basis of the acquired loans. The fair value discount is accreted to interest income over the remaining life of the loans.

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

At the acquisition date, loans are classified as either (i) purchase credit-deteriorated (“PCD”) loans or (ii) non-PCD loans. PCD loans are those for which there is more than insignificant evidence of credit deterioration since origination. The Company designated the following indicators as more than insignificant evidence of credit deterioration since origination:

As of acquisition date:

•
nonaccrual
•
past due 60 days or more
•
credit risk rating of criticized

Over the life of the loan:

•
three or more instances of payments past due 30 days or more
•
two or more instances of payments past due 60 days or more
•
one or more instance of payments past due 90 days or more

At acquisition, an ACLL for PCD loans is determined based upon the Company’s methodology for estimating the ACLL. This allowance is credited to the ACLL with a corresponding adjustment to the cost basis of the loans on the date of the acquisition. As the initial allowance for credit losses is added to the purchase price, there is no credit loss expense recognized upon acquisition of PCD loans. The difference between the new cost basis and the unpaid principal balance is either a noncredit discount or premium. Disposals of PCD loans, which may include sale of loans to third parties, receipt of payments in full or in part from the borrower or foreclosure of the collateral, result in removal of the loan from the loan portfolio at its carrying amount.

For non-PCD loans, an ACL is established in a manner that is consistent with the Company’s originated loans. The ACL is determined using the Company’s methodology and the related ACL for non-PCD loans is recorded through a charge to the provision for credit losses in the period in which the loans are purchased or acquired.

Intangible assets

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

Goodwill

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Goodwill is subject to at least an annual assessment for impairment by applying a fair value based test. For December 31, 2024, the Company performed a qualitative assessment, as permitted by ASC 350-20-35-3A, to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of NBB (“reporting unit”) is less than its carrying amount, including goodwill. The assessment included analysis of macroeconomic conditions, industry and market conditions, overall financial performance, share price considerations, and other relevant entity-specific events and events affecting the reporting unit. No conditions were identified that would warrant the need for a quantitative impairment analysis, and no impairment was recorded.

Core Deposit Intangibles

Core deposit intangibles are subject to at least an annual assessment for impairment by applying a fair value based test. For December 31, 2024, the Company performed a qualitative assessment to assess the likelihood of impairment of its core deposit intangibles. The assessment included testing model assumptions surrounding deposit retention, deposit costs and noninterest income generated. No conditions were identified that would warrant the need for a quantitative impairment analysis, and no impairment was recorded.

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

Pension Plan

The Company recognizes the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognizes changes in that funded status in the year in which the changes occur through other comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the projected benefit obligation. The Company’s actuary determines plan obligations and annual pension expense using a number of key assumptions, including the IRS mortality table, effective interest rate, discount rate, the estimated return on plan assets and the anticipated rate of compensation increases. Changes in these assumptions in the future, if any, or in the method under which benefits are calculated may impact pension assets, liabilities or expense.

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

Stock Based Compensation

Compensation cost is recognized for stock based payment awards issued to directors and employees, based on the fair value of these awards at the date of grant. The market price of the Company’s common stock at the date of grant is used to estimate fair value for restricted stock awards, restricted stock units, and other stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. The Company recognizes forfeitures of nonvested awards as they occur.

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

Advertising

The Company charges advertising costs to expenses as incurred. Advertising expenses were $262 for the year ended December 31, 2024 and $109 for the year ended December 31, 2023.

Revenue Recognition

The Company accounts for revenue associated with financial instruments, including loans and securities via the accrual method. The Company recognizes noninterest income when it satisfies commitments to customers. Please refer to Note 18: Revenue Recognition.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on debt securities available for sale and the defined benefit plan, net of taxes, which are also recognized as a separate component of equity.

Segment Reporting

The Company adopted Accounting Standards Update ("ASU") 2023-07 "Segment Reporting (Topic 280) - Improvement to Reportable Segment Disclosures" on January 1, 2024. The Company has determined that all of its banking divisions meet the aggregation criteria of ASC 280, Segment Reporting, as its current operating model is structured whereby banking divisions and subsidiaries serve a similar base of commercial and consumer clients utilizing a company-wide offering of similar products and services managed through similar processes and platforms that are collectively reviewed by the Company's Chief Executive Officer, who has been identified as the chief operating decision maker ("CODM").

The CODM regularly assesses performance of the aggregated single operating and reporting segment and decides how to allocate resources based on net income calculated on the same basis as is net income reported in the Company's consolidated statements of income and other comprehensive income. The CODM is also regularly provided with expense information at a level consistent with that disclosed in the Company's consolidated statements of income and other comprehensive income.

Recent Accounting Pronouncements

ASU 2024-03

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The FASB subsequently issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

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

Note 3: Securities

The amortized cost and fair value of debt securities available for sale, with gross unrealized gains and losses, as of the dates indicated, follows:

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies and corporations	$351,136	$-	$40,012	$311,124
States and political subdivisions	178,106	-	32,372	145,734
Mortgage-backed securities	143,747	24	5,473	138,298
Corporate debt securities	6,507	-	764	5,743
U.S. treasury	1,000	-	1	999
Total securities available for sale	$680,496	$24	$78,622	$601,898

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies and corporations	$353,904	$-	$42,060	$311,844
States and political subdivisions	179,507	-	29,614	149,893
Mortgage-backed securities	156,875	-	6,724	150,151
Corporate debt securities	6,504	-	754	5,750
U.S. treasury	996	-	33	963
Total securities available for sale	$697,786	$-	$79,185	$618,601

The deferred tax asset for the net unrealized loss on securities available for sale was $16,506 as of December 31, 2024 and $16,629 as of December 31, 2023. The deferred tax asset is included in other assets on the Consolidated Balance Sheets.

The amortized cost and fair value of single maturity securities available for sale, by contractual maturity as of the date indicated, are shown below. Mortgage-backed securities are categorized by final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2024
	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$33,945	$33,681
Due after one year through five years	222,409	206,893
Due after five years through ten years	234,024	195,039
Due after ten years	190,118	166,285
Total securities available for sale	$680,496	$601,898

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position as of the dates indicated, follows:

December 31, 2024	Less Than 12 Months		12 Months or More
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies and corporations	$-	$-	$311,124	$40,012
State and political subdivisions	885	118	144,849	32,254
Mortgage-backed securities	5,336	28	115,011	5,445
Corporate debt securities	-	-	5,743	764
U.S. treasury	-	-	999	1
Total temporarily impaired securities	$6,221	$146	$577,726	$78,476

December 31, 2023	Less Than 12 Months		12 Months or More
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies and corporations	$-	$-	$311,844	$42,060
State and political subdivisions	884	1	148,763	29,613
Mortgage-backed securities	1,616	26	147,922	6,698
Corporate debt securities	-	-	5,750	754
U.S. treasury	-	-	963	33
Total temporarily impaired securities	$2,500	$27	$615,242	$79,158

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

At December 31, 2024, the Company had 564 securities with a fair value of $583,947 in an unrealized loss position. The Company reviews securities in an unrealized loss position to evaluate credit risk. The Company considers payment history, risk ratings from external parties, financial statements for municipal and corporate securities, public statements from issuers and other available credible published sources in evaluating credit risk. No credit risk was found and no ACL on securities available for sale was recorded as of December 31, 2024 or December 31, 2023. The unrealized losses are attributed to noncredit-related factors, including changes in interest rates and other market conditions. The Company does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the cost basis of the investments. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

Realized Securities Gains and Losses

During 2024, the Company sold securities acquired from FCB shortly after the acquisition date and no gain or loss was recognized. During 2023, the Company sold securities and realized a net loss of $3,332. Information pertaining to realized gains and losses on sold securities for the period indicated follows:

	Sale of Available for Sale Securities
For the Year Ended December 31,	Proceeds	Book Value	Gross Gain	Gross Loss	Net Loss
2024	$9,279	$9,279	$-	$-	$-
2023	43,518	46,850	137	3,469	3,332

Restricted Stock

The Company held restricted stock of $1,848 as of December 31, 2024 and $1,264 as of December 31, 2023. Restricted stock is reported separately from available for sale securities. As a member of the Federal Reserve and the FHLB, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. The Company purchases stock from or sells stock back to the correspondents based on their calculations. The stock is held by member institutions only and is not actively traded.

Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. In addition to dividends, NBB also benefits from its membership with FHLB through eligibility to borrow from the FHLB, using as collateral NBB’s capital stock investment in the FHLB and qualifying NBB real estate mortgage loans totaling $515,921 as of December 31, 2024. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and as of December 31, 2024, management did not determine any impairment.

Pledged Securities

As of December 31, 2024 and 2023, securities with a carrying value of $536,260 and $534,465, respectively, were pledged to secure municipal deposits and Federal Reserve discount window borrowing capacity.

Note 4: Related Party Transactions

In the ordinary course of business, the Company, through its banking subsidiary, grants loans to related parties, including executive officers and directors of NBI and its subsidiaries. Total funded credit extended to related parties amounted to $15,131 as of December 31, 2024 and $15,409 as of December 31, 2023. During 2024, total principal additions were $832 and principal payments were $1,106. During 2023, total principal additions totaled $4,751 and principal payments were $7,529.

The Company held $15,583 in deposits for related parties as of December 31, 2024 and $17,117 as of December 31, 2023.

The Company has also contracted with a director's firm to prepare architectural plans for a new office in Roanoke, Virginia. The arrangement is at arms-length and the Company paid the director's firm $39 in 2024 and $79 in 2023.

Note 5: Allowance for Credit Losses on Loans and Nonperforming Assets

Please refer to Note 1: Summary of Significant Accounting Policies for information on evaluation of collectively evaluated loans and individually evaluated loans and associated reserves, and policies regarding nonaccruals, past due status and charge-offs.

A detailed analysis showing the allowance roll-forward by portfolio segment for the periods indicated follows:

	Activity in the ACLL for the Year Ended December 31, 2024
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2023	$408	$3,162	$3,576	$682	$333	$583	$350	$9,094
Charge-offs	-	-	-	(166)	-	(353)	-	(519)
Recoveries	-	-	53	79	-	138	-	270
Provision for (recovery of) credit losses	(70)	667	615	56	3	271	(300)	1,242
Merger adjustment(1)	10	97	55	4	-	9	-	175
Balance, December 31, 2024	$348	$3,926	$4,299	$655	$336	$648	$50	$10,262

(1) Adjustment for PCD acquired loans.

	Activity in the ACLL for the Year Ended December 31, 2023
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2022	$450	$2,199	$3,642	$930	$319	$506	$179	$8,225
Adoption of ASU 2016-13	(21)	1,261	700	216	(15)	72	129	2,342
Charge-offs	-	(17)	-	(214)	-	(247)	-	(478)
Recoveries	-	103	45	6	-	129	-	283
(Recovery of) provision for credit losses	(21)	(384)	(811)	(256)	29	123	42	(1,278)
Balance, December 31, 2023	$408	$3,162	$3,576	$682	$333	$583	$350	$9,094

A detailed analysis showing the allowance and loan portfolio by segment and evaluation method as of the dates indicated follows:

	ACLL by Segment and Evaluation Method
December 31, 2024	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Individually evaluated	$–	$31	$49	$–	$–	$–	$–	$80
Collectively evaluated	348	3,895	4,250	655	336	648	50	10,182
Total	$348	$3,926	$4,299	$655	$336	$648	$50	$10,262

	Loans by Segment and Evaluation Method
December 31, 2024	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Total
Individually evaluated	$–	$497	$10,024	$–	$–	$–	$10,521
Collectively evaluated	50,798	307,358	468,054	51,844	57,171	42,867	978,092
Total	$50,798	$307,855	$478,078	$51,844	$57,171	$42,867	$988,613

	ACLL by Segment and Evaluation Method
December 31, 2023	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Individually evaluated	$-	$74	$367	$126	$-	$5	$-	$572
Collectively evaluated	408	3,088	3,209	556	333	578	350	8,522
Total	$408	$3,162	$3,576	$682	$333	$583	$350	$9,094

	Loans by Segment and Evaluation Method
December 31, 2023	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Total
Individually evaluated	$286	$1,183	$8,805	$227	$-	$43	$10,544
Collectively evaluated	55,093	240,381	410,325	41,328	60,551	38,953	846,631
Total	$55,379	$241,564	$419,130	$41,555	$60,551	$38,996	$857,175

A summary of ratios for the allowance for credit losses, as of the dates indicated, follows:

	December 31,
	2024	2023
Ratio of ACLL to the end of period loans, net of deferred fees and costs	1.04%	1.06%
Ratio of net charge-offs to average loans, net of deferred fees and costs	0.03%	0.02%

The following table presents nonaccrual loans, by class, as of the dates indicated:

	December 31, 2024			December 31, 2023
	With No Allowance	With an Allowance	Total	With No Allowance	With an Allowance	Total
Commercial Real Estate
Commercial real estate owner-occupied	$2,013	$209	$2,222	$2,177	$231	$2,408
Commercial Non Real Estate
Commercial and industrial	-	-	-	-	221	221
Total	$2,013	$209	$2,222	$2,177	$452	$2,629

The following tables present the aging of past due loans, by loan pool, as of the dates indicated.

December 31, 2024	Accruing Current Loans	Accruing Loans 30 – 89 Days Past Due	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans	Total Loans	Accruing and Nonaccrual 90 or More Days Past Due
Real Estate Construction
Construction, 1-4 family residential	$16,162	$-	$-	$-	$16,162	$-
Construction, other	34,636	-	-	-	34,636	-
Consumer Real Estate
Equity line	22,551	67	-	-	22,618	-
Residential closed-end first liens	170,110	949	323	-	171,382	323
Residential closed-end junior liens	8,565	9	-	-	8,574	-
Investor-owned residential real estate	104,756	347	178	-	105,281	178
Commercial Real Estate
Multifamily residential real estate	143,444	186	-	-	143,630	-
Commercial real estate owner-occupied	138,284	147	-	2,222	140,653	209
Commercial real estate, other	193,249	546	-	-	193,795	-
Commercial Non Real Estate
Commercial and industrial	51,547	253	44	-	51,844	44
Public Sector and IDA
States and political subdivisions	57,171	-	-	-	57,171	-
Consumer Non Real Estate
Credit cards	4,696	2	-	-	4,698	-
Automobile	12,802	193	-	-	12,995	-
Other consumer loans	24,921	250	3	-	25,174	3
Total	$982,894	$2,949	$548	$2,222	$988,613	$757

December 31, 2023	Accruing Current Loans	Accruing Loans 30 – 89 Days Past Due	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans	Total Loans	Accruing and Nonaccrual 90 or More Days Past Due
Real Estate Construction
Construction, 1-4 family residential	$13,442	$-	$-	$-	$13,442	$-
Construction, other	41,916	21	-	-	41,937	-
Consumer Real Estate
Equity line	17,178	104	-	-	17,282	-
Residential closed-end first liens	124,886	662	131	-	125,679	131
Residential closed-end junior liens	5,027	12	-	-	5,039	-
Investor-owned residential real estate	93,564	-	-	-	93,564	-
Commercial Real Estate
Multifamily residential real estate	119,052	195	-	-	119,247	-
Commercial real estate owner-occupied	114,477	336	-	2,408	117,221	231
Commercial real estate, other	182,662	-	-	-	182,662	-
Commercial Non Real Estate
Commercial and industrial	41,249	57	28	221	41,555	28
Public Sector and IDA
States and political subdivisions	60,551	-	-	-	60,551	-
Consumer Non Real Estate
Credit cards	4,648	17	3	-	4,668	3
Automobile	12,126	135	-	-	12,261	-
Other consumer loans	21,934	107	26	-	22,067	26
Total	$852,712	$1,646	$188	$2,629	$857,175	$419

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

As of December 31, 2024, three of the Company’s individually evaluated loans were considered collateral dependent, and all are secured by real estate. The following table provides details on collateral dependent loans as of the dates indicated:

	December 31, 2024		December 31, 2023
	Balance	Related Allowance	Balance	Related Allowance
Consumer Real Estate
Residential closed-end first lien	$-	$-	$7	$-
Commercial Real Estate
Commercial real estate, owner occupied	8,387	-	2,177	-
Commercial real estate, other	872	-	-	-
Total Loans	$9,259	$-	$2,184	$-

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

•
Pass: loans with acceptable credit quality are rated pass.
•
Special mention: loans with potential weaknesses due to challenging economic or financial conditions are rated special mention.
•
Classified: loans with well-defined weaknesses that heighten the risk of default are rated classified.

The following table presents the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of the date indicated.

	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans Converted
December 31, 2024	Prior	2020	2021	2022	2023	2024	Revolving	to Term	Total
Construction, residential
Pass	$-	$-	$0	$337	$2,312	$3,328	$10,185	$-	$16,162
Construction, other
Pass	$2,938	$1,138	$805	$10,795	$8,669	$6,194	$4,097	$-	$34,636
Equity lines
Pass	$363	$249	$387	$470	$816	$402	$19,894	$12	$22,593
Classified	-	-	-	-	-	-	25	-	25
Total	$363	$249	$387	$470	$816	$402	$19,919	$12	$22,618
Residential closed-end first liens
Pass	$42,211	$18,111	$33,630	$35,557	$21,593	$18,991	$-	$303	$170,396
Special Mention	367	-	-	-	-	-	-	-	367
Classified	441	-	-	178	-	-	-	-	619
Total	$43,019	$18,111	$33,630	$35,735	$21,593	$18,991	$-	$303	$171,382
Residential closed-end junior liens
Pass	$1,596	$-	$277	$2,048	$1,597	$3,004	$31	$21	$8,574
Investor-owned residential real estate
Pass	$28,919	$22,946	$19,280	$16,242	$8,175	$3,266	$1,907	$3,668	$104,403
Special Mention	-	-	-	138	-	-	-	-	138
Classified	740	-	-	-	-	-	-	-	740
Total	$29,659	$22,946	$19,280	$16,380	$8,175	$3,266	$1,907	$3,668	$105,281
Multifamily residential real estate
Pass	$39,665	$2,055	$39,879	$40,198	$8,470	$13,205	$158	$-	$143,630
Commercial real estate, owner occupied
Pass	$52,916	$24,539	$7,432	$28,753	$10,351	$3,810	$3,422	$83	$131,306
Special mention	6,375	-	-	-	-	-	-	-	6,375
Classified	2,222	738	-	-	-	-	12	-	2,972
Total	$61,513	$25,277	$7,432	$28,753	$10,351	$3,810	$3,434	$83	$140,653
Commercial real estate, other
Pass	$90,358	$17,919	$36,777	$23,775	$16,990	$5,583	$1,703	$-	$193,105
Classified	690	-	-	-	-	-	-	-	690
Total	$91,048	$17,919	$36,777	$23,775	$16,990	$5,583	$1,703	$-	$193,795
Commercial and industrial
Pass	$6,437	$2,070	$11,849	$5,528	$5,903	$8,407	$11,644	$-	$51,838
Classified	-	-	-	6	-	-	-	-	6
Total	$6,437	$2,070	$11,849	$5,534	$5,903	$8,407	$11,644	$-	$51,844
YTD gross charge-offs	$125	$-	$-	$-	$-	$22	$19	$-	$166
Public sector and IDA
Pass	$19,309	$218	$25,232	$5,922	$6,490	$-	$-	$-	$57,171
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$4,698	$-	$4,698
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$53	$-	$53
Automobile
Pass	$36	$243	$727	$1,640	$4,474	$5,832	$-	$-	$12,952
Special Mention	-	-	-	-	4	-	-	-	4
Classified	-	-	-	-	28	11	-	-	39
Total	$36	$243	$727	$1,640	$4,506	$5,843	$-	$-	$12,995
YTD gross charge-offs	$-	$-	$6	$14	$16	$11	$-	$-	$47
Other consumer
Pass	$184	$401	$874	$2,274	$4,804	$15,846	$760	$-	$25,143
Special Mention	-	-	1	-	-	9	-	-	10
Classified	-	-	-	2	14	5	-	-	21
Total	$184	$401	$875	$2,276	$4,818	$15,860	$760	$-	$25,174
YTD gross charge-offs	$-	$4	$15	$19	$94	$121	$-	$-	$253
Total Loans
Pass	$284,932	$89,889	$177,149	$173,539	$100,644	$87,868	$58,499	$4,087	$976,607
Special Mention	6,742	-	1	138	4	9	-	-	6,894
Classified	4,093	738	-	186	42	16	37	-	5,112
Total	$295,767	$90,627	$177,150	$173,863	$100,690	$87,893	$58,536	$4,087	$988,613
YTD gross charge-offs	$125	$4	$21	$33	$110	$154	$72	$-	$519

The following table presents the recorded investment of collectively evaluated loans by loan pool and credit quality as of the date indicated.

	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans Converted
December 31, 2023	Prior	2019	2020	2021	2022	2023	Revolving	to Term	Total
Construction, residential
Pass	$-	$-	$246	$158	$3,275	$5,157	$4,606	$-	$13,442
Construction, other
Pass	$2,741	$1,094	$1,305	$12,671	$17,397	$4,884	$1,559	$-	$41,651
Classified	-	-	-	286	-	-	-	-	286
Total	$2,741	$1,094	$1,305	$12,957	$17,397	$4,884	$1,559	$-	$41,937
Equity lines
Pass	$51	$-	$-	$-	$-	$-	$17,182	$-	$17,233
Classified	-	-	-	-	-	-	49	-	49
Total	$51	$-	$-	$-	$-	$-	$17,231	$-	$17,282
Residential closed-end first liens
Pass	$32,404	$5,806	$14,634	$31,414	$29,787	$11,208	$-	$-	$125,253
Classified	426	-	-	-	-	-	-	-	426
Total	$32,830	$5,806	$14,634	$31,414	$29,787	$11,208	$-	$-	$125,679
YTD gross charge-offs	$-	$-	$17	$-	$-	$-	$-	$-	$17
Residential closed-end junior liens
Pass	$1,499	$116	$-	$172	$1,387	$1,850	$-	$15	$5,039
Investor-owned residential real estate
Pass	$24,556	$5,162	$23,649	$19,062	$14,166	$4,880	$1,283	$98	$92,856
Classified	708	-	-	-	-	-	-	-	708
Total	$25,264	$5,162	$23,649	$19,062	$14,166	$4,880	$1,283	$98	$93,564
Multifamily residential real estate
Pass	$40,092	$1,806	$2,148	$40,544	$25,681	$8,850	$126	$-	$119,247
Commercial real estate, owner occupied
Pass	$41,573	$11,091	$23,407	$4,792	$16,720	$7,914	$2,919	$-	$108,416
Special mention	6,396	-	-	-	-	-	-	-	6,396
Classified	2,409	-	-	-	-	-	-	-	2,409
Total	$50,378	$11,091	$23,407	$4,792	$16,720	$7,914	$2,919	$-	$117,221
Commercial real estate, other
Pass	$68,889	$21,841	$19,098	$36,157	$22,697	$13,279	$701	$-	$182,662
Commercial and industrial
Pass	$6,004	$438	$1,060	$12,667	$6,954	$6,938	$7,267	$-	$41,328
Classified	220	-	-	-	7	-	-	-	227
Total	$6,224	$438	$1,060	$12,667	$6,961	$6,938	$7,267	$-	$41,555
YTD gross charge-offs	$-	$12	$-	$-	$-	$12	$190	$-	$214
Public sector and IDA
Pass	$20,817	$-	$235	$26,702	$6,335	$6,462	$-	$-	$60,551
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$4,668	$-	$4,668
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$39	$-	$39
Automobile
Pass	$78	$204	$563	$1,619	$2,750	$7,047	$-	$-	$12,261
YTD gross charge-offs	$-	$3	$-	$1	$38	$-	$-	$-	$42
Other Consumer
Pass	$93	$334	$811	$1,943	$5,815	$12,356	$672	$-	$22,024
Special mention	-	-	-	-	-	17	-	-	17
Classified	-	-	-	-	11	15	-	-	26
Total	$93	$334	$811	$1,943	$5,826	$12,388	$672	$-	$22,067
YTD gross charge-offs	$-	$-	$-	$19	$52	$95	$-	$-	$166
Total Loans
Pass	$238,797	$47,892	$87,156	$187,901	$152,964	$90,825	$40,983	$113	$846,631
Special mention	6,396	-	-	-	-	17	-	-	6,413
Classified	3,763	-	-	286	18	15	49	-	4,131
Total	$248,956	$47,892	$87,156	$188,187	$152,982	$90,857	$41,032	$113	$857,175
YTD gross charge-offs	$-	$15	$17	$20	$90	$107	$229	$-	$478

Loan Modifications to Borrowers Experiencing Financial Difficulty

The Company modifies loans for a variety of reasons. At the date of modification, the Company assesses whether the borrower is experiencing financial difficulty. If the borrower is experiencing financial difficulty, the loan’s risk rating is evaluated and adjusted to special mention or classified, as determined appropriate. If the loan exceeds $400, if it is placed in nonaccrual, or if foreclosure is probable, the loan is individually evaluated for the ACLL. The Company modified one loan to a borrower experiencing financial difficulty during the year ended December 31, 2024. The following table presents information on the modification.

December 31, 2024	Amortized Cost Basis	% of Class	Type of Modification	Financial Effect
Commercial Real Estate
Commercial real estate owner-occupied	$6,396	4.48%	Interest only payments	3 months of interest only payments, following which the balance will be re-amortizd to contractual maturity

The Company closely monitors the performance of modified loans to borrowers experiencing financial difficulty. As of December 31, 2024, the loan was in current status, risk rated special mention and individually evaluated using the fair value of collateral method, resulting in no specific reserve.

The Company modified one loan to a borrower experiencing financial difficulty during the year ended December 31, 2023. The following table presents information on the modification.

December 31, 2023	Amortized Cost Basis	% of Class	Type of Modification	Financial Effect
Commercial Real Estate
Commercial real estate owner-occupied	$6,396	5.46%	Interest only payments	6 months of interest only payments, after which remaining balance will be re-amortized to the contractual maturity date.

As of December 31, 2023, the loan was in current status, was rated special mention and individually evaluated using the discounted cash flow method, resulting in a specific reserve of $347.

The Company analyzed its modified loan portfolio for loans that defaulted during the 12 month period ended December 31, 2024, and that were modified within 12 months prior. The Company designates three circumstances that indicate default: one or more payments that occur more than 90 days past the due date, charge-off, or foreclosure after the date of modification. There were no loans to borrowers experiencing financial difficulty that defaulted during the year ended December 31, 2024 or December 31, 2023 and were modified in the twelve months prior.

ACL on Unfunded Commitments

The following table presents information on the ACL for unfunded commitments for the years ended December 31, 2024 and December 31, 2023:

Allowance for Credit Losses on Unfunded Commitments
Balance, December 31, 2022	$35
Adoption of ASU 2016-13	207
Provision for credit losses	$17
Balance, December 31, 2023	$259
Recovery of credit losses	(15)
FCB acquisition	7
Balance, December 31, 2024	$251

Note 6: Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment as of the dates indicated, follows:

	December 31,
	2024	2023
Premises	$21,330	$15,724
Furniture and equipment	7,078	7,862
Premises and equipment	28,408	23,586
Accumulated depreciation	(11,530)	(12,477)
Premises and equipment, net	$16,878	$11,109

Depreciation expense for the years ended December 31, 2024 and 2023 amounted to $900 and $754, respectively.

Premises includes construction in process. The amount for a new location in Roanoke, Virginia included in construction in process totaled $4,387 as of December 31, 2024 and $1,822 as of December 31, 2023. The Company expects the building will be completed and placed in service during the first quarter of 2025.

Note 7: Deposits

The aggregate amounts of time deposits in denominations of $250 or more as of December 31, 2024 and 2023 were $87,639 and $65,777, respectively. As of December 31, 2024, the scheduled maturities of time deposits are as follows:

Year of Maturity	Time Deposits
2025	$297,330
2026	4,683
2027	4,318
2028	2,552
2029	3,084
Thereafter	647
Total time deposits	$312,614

As of December 31, 2024 and 2023, overdraft demand deposits reclassified to loans totaled $383 and $237, respectively. There were no deposit relationships that exceed 5% of total deposits.

Note 8: Employee Benefit Plans

401(k) Plan

The Company has a Retirement Accumulation Plan qualifying under Internal Revenue Code Section 401(k), in which NBB and NBFS are participating employers. Eligible participants may contribute up to 100% of their total annual compensation to the plan, subject to certain limits based on federal tax laws. Employee contributions are matched by the employer based on a percentage of an employee’s total annual compensation contributed to the plan. For the years ended December 31, 2024 and 2023, the Company contributed $476 and $446, respectively, included in salaries and employee benefits expense in the Consolidated Statements of Income.

Employee Stock Ownership Plan

The Company has a non-leveraged Employee Stock Ownership Plan (“ESOP”) which enables employees of NBI and its subsidiaries who have one year of service and who have attained the age of 21 prior to the plan’s January 1 and July 1 enrollment dates to own NBI common stock. Contributions to the ESOP, which are not mandatory, are determined annually by the NBI Board of Directors. Contribution expense amounted to $300 for the year ended December 31, 2024 and $300 for the year ended December 31, 2023. Dividends on ESOP shares are charged to retained earnings. As of December 31, 2024, the number of shares held by the ESOP was 186,565. All shares held by the ESOP are treated as outstanding in computing the Company’s basic net income per share. Upon reaching age 55 with 10 years of plan participation, a vested participant has the right to diversify 50% of his or her allocated ESOP shares, and NBI or the ESOP, with the agreement of the trustee, is obligated to purchase those shares. The ESOP contains a put option which allows a withdrawing participant to require the Company or the ESOP, if the plan administrator agrees, to purchase his or her allocated shares if the shares are not readily tradable on an established market at the time of distribution.

Salary Continuation Plan

The Company has a non-qualified Salary Continuation Plan for certain key officers. The plan provides the participating officers with supplemental retirement income, payable for the greater of 15 years after retirement or the officer’s lifetime. The associated liability, included in other liabilities in the Consolidated Balance Sheets, was $3,445 as of December 31, 2024 and $3,371 as of December 31, 2023. The expense accrued for the plans in 2024 and 2023, based on the present value of the retirement benefits, amounted to $358 and $317, respectively, included in salaries and employee benefits expense on the Consolidated Statements of Income. The plan is unfunded. However bank-owned life insurance has been acquired on the life of the key employees in amounts sufficient to discharge the obligations of the agreement.

Defined Benefit Plan

The Company's defined benefit pension plan covers substantially all employees. The plan benefit formula is based upon the length of service of retired employees and a percentage of qualified W-2 compensation during their final years of employment. Information pertaining to activity in the plan during the years indicated, is as follows:

	December 31,
	2024	2023
Change in benefit obligation
Projected benefit obligation at beginning of year	$25,750	$23,128
Service cost (1)	1,042	813
Interest cost (2)	1,206	1,091
Actuarial (gain) loss (3)	(842)	1,542
Benefits paid	(1,096)	(824)
Projected benefit obligation at end of year	$26,060	$25,750
Change in plan assets
Fair value of plan assets at beginning of year	$32,509	$29,746
Actual return on plan assets	4,795	3,587
Employer contribution	3,000	–
Benefits paid	(1,096)	(824)
Fair value of plan assets at end of year	$39,208	$32,509
Funded status at the end of the year	$13,148	$6,759
Amounts recognized in the Consolidated Balance Sheet
Deferred tax liabilities	$(2,761)	$(1,419)
Other assets	13,148	6,759
Total amounts recognized in the Consolidated Balance Sheet	$10,387	$5,340
Amounts recognized in accumulated other comprehensive loss, net
Net loss (gain)	$415	$(2,924)
Deferred tax (liability) asset	(87)	614
Amount recognized	$328	$(2,310)
Accrued/Prepaid benefit cost, net
Benefit obligation	$(26,060)	$(25,750)
Fair value of assets	39,208	32,509
Unrecognized net actuarial (gain) loss	(415)	2,924
Deferred tax liability	(2,674)	(2,033)
Prepaid benefit cost included in other assets	$10,059	$7,650
Components of net periodic benefit cost
Service cost(1)	$1,042	$813
Interest cost(2)	1,206	1,091
Expected return on plan assets(2)	(2,431)	(2,070)
Recognized net actuarial loss(2)	134	69
Net periodic benefit cost	$(49)	$(97)
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net gain	$(3,339)	$(44)
Deferred income tax expense	701	9
Total recognized	$(2,638)	$(35)
Total recognized in net periodic benefit cost and other comprehensive income	$(3,388)	$(141)
Weighted average assumptions at end of the year
Discount rate used for net periodic pension cost	4.75%	5.00%
Discount rate used for disclosure	5.50%	4.75%
Expected return on plan assets	7.50%	7.50%
Rate of compensation increase	4.00%	3.00%

(1)
Cost is included in salaries and employee benefits expense on the Consolidated Statements of Income.
(2)
Cost is included in other operating expense on the Consolidated Statements of Income.
(3)
Please see table below for detail on the components of actuarial (gain) loss.

The following table presents the components of actuarial (gain) loss:

	For the Year Ended December 31,
Components of actuarial loss (gain)	2024	2023
Loss due to demographic changes	$727	$934
Gain due to change in mortality table	-	(291)
(Gain) loss due to change in discount rate	(2,691)	899
Loss due to change in rate of compensation increase	1,122	-
Actuarial (gain) loss	(842)	1,542
Gain due to asset return	(2,364)	(1,517)
Actuarial (gain) loss with asset return	$(3,206)	$25

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

The preferred target allocation for the assets of the defined benefit pension plan is 65% in equity securities and 35% in fixed income securities. Equity securities include investments in large-cap and mid-cap companies primarily located in the United States, although a small number of international large-cap companies are included. There are also investments in mutual funds holding the equities of large-cap and mid-cap U.S. companies. Fixed income securities include U.S. government agency securities and corporate bonds from companies representing diversified industries. There are no investments in hedge funds, private equity funds or real estate. The Company’s required minimum pension contribution for 2025 has not yet been determined. Fair value measurements of the pension plan’s assets as of the dates indicated are presented below:

	Fair Value Measurements as of December 31, 2024
Asset Category	Total	Level 1	Level 2	Level 3
Cash	$1,228	$1,228	$-	$-
Equity securities:
U. S. companies	21,373	21,373	-	-
International companies	200	200	-	-
Equities mutual funds (1)	6,532	6,532	-	-
State and political subdivisions	50	-	50	-
Corporate bonds – investment grade (2)	9,825	-	9,825	-
Total pension plan assets	$39,208	$29,333	$9,875	$-

	Fair Value Measurements as of December 31, 2023
Asset Category	Total	Level 1	Level 2	Level 3
Cash	$867	$867	$-	$-
Equity securities:
U. S. companies	17,540	17,540	-	-
International companies	400	400	-	-
Equities mutual funds (1)	6,098	6,098	-	-
State and political subdivisions	51	-	51	-
Corporate bonds – investment grade (2)	7,553	-	7,553	-
Total pension plan assets	$32,509	$24,905	$7,604	$-

(1)
This category comprises actively managed equity funds invested in large-cap and mid-cap U.S. companies.
(2)
This category represents investment grade bonds of U.S. issuers from diverse industries.

Estimated future benefit payments, which reflect expected future service, as appropriate, as of December 31, 2024 are as follows:

Year	Estimated Benefit Payment
2025	$4,292
2026	$1,428
2027	$1,743
2028	$1,869
2029	$2,883
2030 - 2034	$12,072

Note 9: Income Taxes

The Company files United States federal income tax returns, and Virginia, West Virginia and North Carolina state income tax returns. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2021. Allocation of income tax expense between current and deferred portions for the period indicated is as follows:

	Year Ended December 31,
	2024	2023
Current	$2,383	$2,234
Deferred tax (benefit) expense	(884)	750
Total income tax expense	$1,499	$2,984

The following reconciles the “expected” income tax expense, computed by applying the U.S. federal income tax rate of 21% to income before tax expense, with the reported income tax expense as of the period indicated:

	Year Ended December 31,
	2024	2023
Computed “expected” income tax expense	$1,916	$3,922
Tax-exempt interest income	(766)	(705)
Nondeductible interest expense	291	181
Other, net (1)	58	(414)
Reported income tax expense	$1,499	$2,984

(1)
Other differences stem primarily from BOLI income, non-deductible merger expenses, amortization of municipal bond premiums and dividends paid to the Company's employee stock ownership program.

The components of net deferred tax assets, included in other assets as of the dates indicated, are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Allowance for credit losses and deferred fees and costs	$2,407	$2,155
Defined benefit pension plan	-	614
Deferred compensation and other liabilities	1,171	889
Net unrealized loss on securities available for sale	16,506	16,629
Accrued expense	2	-
Lease accounting	275	237
Unvested stock-based compensation	5	5
Fair value adjustments to acquired assets	1,562	-
Net operating loss of FCB, acquired	130	-
Total deferred tax assets	$22,058	$20,529

Deferred tax liabilities:
Defined benefit pension plan	$(87)	-
Fixed assets	(857)	(597)
Goodwill	(1,228)	(1,228)
Core deposit intangibles	(391)	-
Defined benefit pension plan, prepaid portion	(2,674)	(2,034)
Lease accounting	(269)	(230)
Discount accretion of securities	(175)	(122)
Total deferred tax liabilities	(5,681)	(4,211)
Net deferred tax assets	$16,377	$16,318

The Company determined that no valuation allowance for gross deferred tax assets was necessary as of December 31, 2024 and 2023.

Note 10: Restrictions on Dividends

The Company’s principal source of funds for dividend payments is dividends received from its subsidiary bank. For the years ended December 31, 2024 and 2023, dividends received from the subsidiary bank were $20,000 and $12,000, respectively.

Substantially all of NBI’s retained earnings are undistributed earnings of its sole banking subsidiary, which are restricted by various regulations administered by federal bank regulatory agencies. Bank regulatory agencies restrict, unless prior approval is obtained, the total dividend payments of a bank in any calendar year to the bank’s retained net income of that year to date, as defined, combined with its retained net income of the preceding two years, less any dividends paid. During 2024 and 2023, the Bank applied to its primary regulator and was approved to dividend to NBI an amount in excess of the regulatory maximum. The purpose in the excess dividend was to provide cash to pay regular dividends and a special one-time dividend in 2023, and provide operating cash for NBI. As of December 31, 2024, NBB has paid dividends in excess of the regulatory maximum in the amount of $5,743. The Bank remains in a highly capitalized position and the Company intends to request approval for additional dividends in 2025.

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

Tier 1 Capital includes CET1 capital and additional Tier 1 capital components. As of December 31, 2024 and 2023, NBB did not hold any additional Tier 1 capital beyond CET1 capital. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital includes the allowance for credit losses. NBB’s risk-weighted assets were $1,232,207 as of December 31, 2024 and $1,082,158 as of December 31, 2023. Management believes, as of December 31, 2024 and 2023, that NBB met all capital adequacy requirements to which it is subject.

As of December 31, 2024, the most recent notifications from the Office of the Comptroller of the Currency categorized NBB as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, CET1 risk-based and Tier 1 leverage ratios, as set forth in the following tables. There are no conditions or events since these notifications that management believes have changed NBB’s category.

NBB’s capital amounts and ratios as of the dates indicated are presented in the following tables.

December 31, 2024	Actual		Minimum Capital Requirement(1)		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$198,841	16.14%	$129,382	10.50%	$123,221	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$188,329	15.28%	$104,738	8.50%	$98,577	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$188,329	15.28%	$86,254	7.00%	$80,093	6.50%
Tier 1 Capital (to Average Assets)	$188,329	10.25%	$73,493	4.00%	$91,866	5.00%

December 31, 2023	Actual		Minimum Capital Requirement(1)		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$195,782	18.09%	$113,627	10.50%	$108,216	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$186,429	17.23%	$91,983	8.50%	$86,573	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$186,429	17.23%	$75,751	7.00%	$70,340	6.50%
Tier 1 Capital (to Average Assets)	$186,429	11.05%	$67,491	4.00%	$84,364	5.00%

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

Note 12: Condensed Financial Statements of Parent Company

Financial information pertaining only to NBI (Parent) as of the dates and for the years indicated, is as follows:

Condensed Balance Sheets	December 31,
	2024	2023
Assets
Cash due from subsidiaries	$15,993	$11,010
Investments in subsidiaries	140,234	129,731
Refundable income taxes	473	–
Other assets	760	655
Total assets	$157,460	$141,396

Liabilities and Stockholders’ Equity
Other liabilities	$1,051	$874
Stockholders’ equity	156,409	140,522
Total liabilities and stockholders’ equity	$157,460	$141,396

Condensed Statements of Income	Year Ended December 31,
	2024	2023
Income
Dividends from subsidiaries	$20,000	$12,000
Gain on sale of private equity investment	–	232
Total income	20,000	12,232
Expenses
Other expenses	4,461	2,142
Income before income tax benefit and equity in undistributed net income of subsidiaries	15,539	10,090
Applicable income tax benefit	804	499
Income before (deficit) equity in undistributed net income of subsidiaries	16,343	10,589
(Deficit) equity in undistributed net income of subsidiaries	(8,720)	5,102
Net income	$7,623	$15,691

Condensed Statements of Cash Flows	Year Ended December 31,
	2024	2023
Cash Flows from Operating Activities
Net income	$7,623	$15,691
Adjustments to reconcile net income to net cash provided by operating activities:
Deficit (equity) in undistributed net income of subsidiaries	8,720	(5,102)
Net change in refundable income taxes due from subsidiaries	(473)	70
Net change in other assets	250	38
Net change in other liabilities	177	170
Net cash provided by operating activities	16,297	10,867
Cash Flows from Investing Activities
Cash paid in acquisition	(2,050)	–
Net cash used in investing activities	(2,050)	–
Cash Flows from Financing Activities
Cash dividends paid	(9,264)	(14,784)
Net cash used in financing activities	(9,264)	(14,784)
Net change in cash	4,983	(3,917)
Cash due from subsidiaries at beginning of year	11,010	14,927
Cash due from subsidiaries at end of year	$15,993	$11,010

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

The following table presents the unfunded balance of financial instruments that pose credit risk as of the dates indicated:

	December 31,
	2024	2023
Commitments to extend credit	$248,661	$220,656
Standby letters of credit	21,081	20,711
Mortgage loans sold with potential recourse	10,303	7,325

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

The Company originates mortgage loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2024, the Company originated $10,516 and sold $10,471 mortgage loans to investors, compared with $7,624 originated and $7,325 sold in 2023. Every contract with each investor contains certain recourse language. In general, the Company may be required to repurchase a previously sold mortgage loan if there is major noncompliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. Repurchase may also be required if necessary governmental loan guarantees are canceled or never issued, or if an investor is forced to buy back a loan after it has been resold as a part of a loan pool. In addition, the Company may have an obligation to repurchase a loan if the mortgagor defaults early in the loan term. This potential default period is approximately 12 months after sale of a loan to the investor.

As of December 31, 2024, the Company had locked-rate commitments to originate mortgage loans of $140 and loans held for sale of $619. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any counterparty to fail to meet its obligations.

The Company maintains cash accounts in other commercial banks. The Company had $2,523 in deposits with correspondent institutions as of December 31, 2024 that were not insured by the FDIC.

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

Loans secured by residential real estate were $307,855, or approximately 31% of the portfolio, and $241,564, or 28% of the portfolio as of December 31, 2024 and 2023, respectively. Commercial real estate as of December 31, 2024 and 2023 represented approximately

48% and 49%, respectively, of the loan portfolio, at $478,078 and $419,130, respectively. Included in commercial real estate are loans for college housing and professional office buildings that comprised $191,026 and $167,794 as of December 31, 2024 and 2023, respectively, corresponding to approximately 19% of the loan portfolio as of December 31, 2024 and 20% of the loan portfolio as of December 31, 2023. Professional office buildings house a variety of businesses, including medical, dental, engineering, attorneys, and higher education. Many of the properties are mixed-use and include residential and retail space along with professional businesses.

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

		Fair Value Measurement Using
December 31, 2024	Balance	Level 1	Level 2	Level 3
U.S. government agencies and corporations	$311,124	$-	$311,124	$-
States and political subdivisions	145,734	-	145,734	-
Mortgage-backed securities	138,298	-	138,298	-
Corporate debt securities	5,743	-	5,743	-
U.S. treasury	999	-	999	-
Total securities available for sale	$601,898	$-	$601,898	$-

		Fair Value Measurement Using
December 31, 2023	Balance	Level 1	Level 2	Level 3
U.S. government agencies and corporations	$311,844	$-	$311,844	$-
States and political subdivisions	149,893	-	149,893	-
Mortgage-backed securities	150,151	-	150,151	-
Corporate debt securities	5,750	-	5,750	-
U.S. treasury	963	-	963	-
Total securities available for sale	$618,601	$-	$618,601	$-

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

The Company had one rate lock commitment as of December 31, 2024, resulting in a liability for the interest rate loan contract and an asset for the forward sales commitment, and three funded loans resulting in a forward sales commitment. The Company had one rate lock commitment as of December 31, 2023, resulting in an asset for the interest rate loan contract and a liability for the forward sales commitment, and one funded loan resulting in a liability for the forward sales commitment. The following tables present information on the interest rate loan contracts and forward sale commitments as of the date indicated:

		Fair Value Measurement Using
December 31, 2024	Balance	(Level 1)	(Level 2)	(Level 3)
Forward sale commitment	$1	$-	$-	$1
Interest rate loan contract	$(1)	$-	$-	$(1)

December 31, 2024	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate loan contract	Market approach	Pull-through rate	96.00%(1)(2)
Forward sale commitment	Market approach	Pull-through rate	96.00%(1)(2)

Interest rate loan contract	Market approach	Current reference price	100.44%(1)(2)
Forward sale commitment	Market approach	Current reference price	100.44%(1)(2)

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale as of December 31, 2024.

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

As of December 31, 2024, three commercial real estate loans totaling $9,259 were measured under the fair value of collateral method using third party appraisals (Level 2). None of the measurements resulted in a specific allocation. As of December 31, 2023, the Company evaluated three collateral dependent loans. None of the loans had a specific allocation.

Fair Value Summary

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2024 and December 31, 2023. Fair values are estimated using the exit price notion.

		Estimated Fair Value
December 31, 2024	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$13,564	$13,564	$-	$-
Federal funds sold	299	299	-	-
Interest-bearing deposits	94,254	94,254	-	-
Securities available for sale	601,898	-	601,898	-
Restricted stock, at cost	1,848	-	1,848	-
Mortgage loans held for sale	619	-	619	-
Loans, net	977,688	-	-	927,581
Accrued interest receivable	6,469	-	6,469	-
Bank-owned life insurance	47,369	-	47,369	-
Forward sale commitment	1	-	-	1
Financial liabilities:
Deposits	$1,644,752	$-	$1,332,138	$312,811
Accrued interest payable	1,462	-	1,462	-
Interest rate loan contract	1	-	-	1

		Estimated Fair Value
December 31, 2023	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$12,967	$12,967	$-	$-
Interest-bearing deposits	73,636	73,636	-	-
Securities available for sale	618,601	-	618,601	-
Restricted stock, at cost	1,264	-	1,264	-
Mortgage loans held for sale	406	-	406	-
Loans, net	847,552	-	-	793,800
Accrued interest receivable	6,313	-	6,313	-
Bank-owned life insurance	43,583	-	43,583	-
Interest rate loan contract	3	-	-	3
Financial liabilities:
Deposits	$1,503,972	$-	$1,280,732	$222,374
Accrued interest payable	1,416	-	1,416	-
Forward sale commitment	4	-	-	4

Note 16: Components of Accumulated Other Comprehensive Loss

The following table summarizes the activity related to each component of accumulated other comprehensive loss for the years ended December 31, 2024 and 2023:

	Net Unrealized Loss on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(81,421)	$(2,345)	$(83,766)
Unrealized holding gain on available for sale securities, net of tax of $4,315	16,233	-	16,233
Reclassification adjustment, net of tax of $700	2,632	-	2,632
Net pension gain, net of tax of $9	-	35	35
Balance at December 31, 2023	$(62,556)	$(2,310)	$(64,866)
Unrealized holding gain on available for sale securities, net of tax of $124	463	-	463
Net pension gain, net of tax of $701	-	2,638	2,638
Balance at December 31, 2024	$(62,093)	$328	$(61,765)

The following table provides detail on reclassifications out of accumulated other comprehensive loss for the years indicated:

	December 31,
Component of Accumulated Other Comprehensive Loss	2024	2023
Reclassification out of unrealized gain on available for sale securities:
Realized securities loss, net	$-	$(3,332)
Income tax benefit	-	700
Realized loss on available for sale securities, net of tax, reclassified out of accumulated other comprehensive loss	$-	$(2,632)

Note 17: Goodwill and Other Intangibles

The following table presents information on goodwill and core deposit intangible assets during the year ended December 31, 2024.

	Beginning Balance	Additions	Measurement Period Adjustment	Accumulated Amortization	Ending Balance
Goodwill	$5,848	$4,874	$(4)	$-	$10,718
Core deposit intangible	$-	$2,100	-	$(237)	$1,863

In accounting for goodwill and core deposit intangibles, the Company conducts an impairment review at least annually and more frequently if certain impairment indicators are evident. Testing for 2024 and 2023 did not indicate impairment.

The aggregate amortization expense for the year ended December 31, 2024 was $237. As of December 31, 2024, estimated future remaining amortization of the core deposit intangible within the years ending December 31, is as follows:

Amortization Expense
2025	$373
2026	331
2027	290
2028	248
2029	207
Thereafter	414
Total amortizing core deposit intangible	$1,863

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

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of monthly service fees, overdraft and nonsufficient funds fees, ATM fees, wire transfer fees, and other deposit account related fees. The Company’s performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Wire transfer fees, overdraft and nonsufficient funds fees and other deposit account related fees are transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at the time of the transaction.

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

Trust Income

Trust income is primarily comprised of fees earned from the management and administration of trusts and estates and other customer assets. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after the end of the month through a direct charge to customers’ accounts. The Company does not earn performance-based incentives. Estate management fees are based upon the size of the estate. A partial fee is recognized half-way through the estate administration and the remainder of the fee is recognized when remaining assets are distributed and the estate is closed.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
Noninterest Income	2024	2023
In-scope of Topic 606:
Service charges on deposit accounts	$2,898	$2,518
Other service charges and fees	229	297
Credit and debit card fees, net	1,448	1,678
Trust income	2,177	1,901
Insurance and Investment (1)	722	677
Gain on sale of OREO (2)	-	1
Noninterest Income (in-scope of Topic 606)	$7,474	$7,072
Noninterest Income (out-of-scope of Topic 606)	1,486	2,287
Total noninterest income	$8,960	$9,359

(1)
Included within other income in the Consolidated Statements of Income.
(2)
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

Options to Extend, Residual Value Guarantees, and Restrictions and Covenants

Certain of the Company’s operating leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably certain of being exercised. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations. The following tables present information about leases as of the dates and for the dates and periods indicated:

	December 31,
	2024	2023
Lease liability	$1,523	$1,127
Right-of-use asset	$1,305	$1,096
Weighted average remaining lease term (in years)	4.76	4.39
Weighted average discount rate	3.87%	3.29%

	For the Year Ended December 31,
Lease Expense	2024	2023
Operating lease expense	$423	$364
Short-term lease expense	21	20
Total lease expense	$444	$384
Cash paid for amounts included in lease liabilities	$442	$382
Right-of-use assets obtained in exchange for operating lease liabilities commencing during the period	$548	$-

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability as of the dates indicated:

Undiscounted Cash Flow for the Period	As of December 31, 2024
Twelve months ending December 31, 2025	$368
Twelve months ending December 31, 2026	342
Twelve months ending December 31, 2027	302
Twelve months ending December 31, 2028	304
Twelve months ending December 31, 2029	130
Thereafter	210
Total undiscounted cash flows	$1,656
Less: discount	(133)
Lease liability	$1,523

Note 20: Stock Based Compensation

The Company’s 2023 Stock Incentive Plan (“the Plan”) was approved by shareholders at the annual shareholder’s meeting on May 9, 2023. The Plan provides for the grant of various forms of stock-based compensation awards that may be settled in, or based upon the value of, the Company’s common stock. The maximum number of shares available for issuance under the Plan is 120,000 shares. The restricted stock has voting rights and rights to dividends, which are paid upon vest date. For further information on the Plan, refer to the Company’s Proxy Statement filed with the SEC on March 10, 2023 and the Company’s S-8 filed with the SEC on June 7, 2023.

Restricted Stock Awards

Under the Plan, part of the 2023 and 2024 semi-annual retainer for non-employee directors was paid in restricted stock awards (“RSAs”). A summary of changes in the Company’s nonvested RSAs under the Plan for the year ended December 31, 2024 follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2024	4,095	$30.73
Granted	5,194	30.93
Vested and released	(3,868)	30.73
Forfeited	(460)	30.38
Nonvested at December 31, 2024	4,961	$30.98

The RSAs are valued at the closing stock price on the grant date and expensed over the one-year vesting period. Stock based compensation expense was $128 for the year ended December 31, 2024 and $42 for the year ended December 31, 2023. As of December 31, 2024, expense of $102 related to the non-vested RSAs is expected to be recognized over the coming 11 months.

Note 21: Earnings Per Share

The factors used in the earnings per share computation for the periods indicated are presented below:

	For the Year Ended December 31,
	2024			2023
	Net Income (Numerator)	Common Shares Weighted Average Outstanding (Denominator)	Per Share	Net Income (Numerator)	Common Shares Weighted Average Outstanding (Denominator)	Per Share
Basic net income per common share	$7,623	6,161,428	$1.24	$15,691	5,889,687	$2.66
Dilutive shares for restricted stock awards:		2,182			266
Diluted net income per common share	$7,623	6,163,610	$1.24	$15,691	5,889,953	$2.66

RSA grants are disregarded in the computation of diluted earnings per share if they are determined to be anti-dilutive. There were no anti-dilutive RSAs for the years ended December 31, 2024 or December 31, 2023.

Note 22: Business Combination

On June 1, 2024, the Company acquired 100% of FCB, a Virginia chartered commercial bank, in accordance with the definitive merger agreement that was entered into on January 23, 2024, by and among the Company, the Bank and FCB. The acquisition enabled to Company to expand its branch footprint and improve market penetration in attractive banking markets, increase earnings and realize cost synergies. Immediately following the acquisition, FCB was merged with and into NBB. Upon completion of the merger, former FCB shareholders received a combination of the Company's common stock and cash.

The acquisition of FCB was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations, and accordingly, assets acquired, liabilities assumed, and consideration paid were recorded at fair value on the acquisition date. The fair values of assets and liabilities were preliminary and subject to refinement for up to one year after acquisition date as additional information relative to the acquisition date fair values becomes available. The excess of the purchase price over the fair value of the net assets was recorded as provisional goodwill and represents the benefit from the transaction that is not otherwise quantifiable, including expected management and operational synergies and intangible assets that do not qualify for separate recognition.

The following table presents the consideration paid, the fair value of the identifiable assets acquired and liabilities assumed, and the resulting goodwill.

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

Loans

The fair valuation process identified loans with credit risk indicators that qualified for PCD status. PCD and non-PCD loans were then evaluated for credit risk and other fair value indicators. Credit risk was quantified using a PD/LGD methodology from a market participant perspective and applied to each loan’s outstanding principal balance. PD/LGD rates were tailored to PCD or non-PCD status. Other fair value indicators were quantified using a discounted cash flow methodology, with discounts applied for current market rates, credit risk and liquidity. Cash flows were generated based upon the loans’ underlying characteristics and estimated prepayment speeds.

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

Core Deposit Intangible

The core deposit intangible represents the value of long-term deposit relationships acquired in this transaction. Core deposit relationships provide a stable source of funds for lending and contribute to profitability. The core deposit intangible was valued using an income approach focused on cost savings, which recognizes the cost savings represented by the expense of maintaining the core deposit base versus the cost of an alternative funding source. The valuation incorporates assumptions related to account retention, discount rates, deposit interest rates, deposit maintenance costs and alternative funding rates.

Leases: right of use asset, lease liability and fair value

Right of use assets (included in other assets) and lease liabilities (included in other liabilities) for branch locations were measured at the acquisition date. The fair value of leases was determined by applying a discounted cash flow methodology discounted by current lease rates within the appropriate market.

Deposits

Deposits were valued using methods appropriate to their characteristics. The fair value of noninterest bearing demand deposits, interest bearing demand deposits, money market and savings deposit accounts were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Time deposits were valued at the present value of the expected contractual payments discounted at market rates for instruments with comparable terms.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's management evaluated, with the participation of the Company's principal executive officer and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of December 31, 2024 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In order to ensure that the Company's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2024. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO, 2013) of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2024. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in its annual report.

As permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission, management excluded the operations of FCB from its assessment of internal control over financial reporting as of December 31, 2024. FCB was merged with and into the Company, however, FCB's legacy operations utilized separate accounting systems from June 1, 2024 (the date of acquisition) through December 31, 2024. FCB's accounting systems will be converted during the second quarter of 2025. Assets acquired from FCB represented approximately 8.11% of the Company’s consolidated assets as of the date of acquisition.

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

Item 9B. Other Information

(a)
None.
(b)
During the quarter ended December 31, 2024, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to the directors of the Company and the Company’s audit committee and the audit committee financial expert is incorporated herein by reference to the Company’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (“Proxy Statement”) under the headings “Proposal 1 - Election of Directors” and “Corporate Governance Matters”. The Proxy Statement will be filed within 120 days after the end of the Company’s 2024 fiscal year. Information about the Company’s executive officers required by this item is included in Part I, Item I of this Form 10-K under the heading “Executive Officers of the Company”.

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

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of the Company’s securities by its directors, officers and employees. A copy of the Company’s insider trading policy is filed as Exhibit 19(i) to this Annual Report on Form 10-K. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

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

Equity Compensation Plan Table

The following table summarizes information, as of December 31, 2024, relating to the Company’s 2023 Stock Incentive Plan, pursuant to which awards may be granted from time to time in the form of stock options, restricted stock, and restricted stock units. During 2024, the Company issued 5,194 restricted shares and returned 460 shares to available status due to participant forfeiture. As of December 31, 2024, there were no equity awards outstanding.

	Number of Shares To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by shareholders	-	$-	111,171
Equity compensation plans not approved by shareholders	-	-	-
Total	-	$-	111,171

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference to the information that appears under the headings “Corporate Governance Matters - Directors Independence; Certain Transactions with Officers and Directors” and “Proposal 1 - Election of Directors” in the Company’s Proxy Statement.

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

Item 15. Exhibit and Financial Statement Schedules

(a) (1) Financial Statements

The following consolidated financial statements of National Bankshares, Inc. are included in Item 8:

Reports of Independent Registered Public Accounting Firm (Yount, Hyde & Barbour, P.C., Winchester, VA, U.S. PCAOB Auditor Firm I.D.: 613)

Consolidated Balance Sheets – As of December 31, 2024 and 2023

Consolidated Statements of Income – Years ended December 31, 2024 and 2023

Consolidated Statements of Comprehensive Income – Years ended December 31, 2024 and 2023

Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2024 and 2023

Consolidated Statements of Cash Flows – Years ended December 31, 2024 and 2023

Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules

Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or if the information is contained elsewhere in this Form 10-K.

(a) (3) Exhibits

A list of the exhibits filed or incorporated in this Form 10-K by reference is as follows:

Exhibit No.	Description
2(i)	Agreement and Plan of Merger, dated as of January 23, 2024, by and among National Bankshares, Inc., The National Bank of Blacksburg and Frontier Community Bank	(incorporated herein by reference to Exhibit 2.1 of the Form 8-K filed on January 24, 2024)
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8-K filed on March 16, 2006)
3(ii)	Amended and Restated Bylaws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.2 of the Form 8-K filed on July 10, 2024)
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10-K for fiscal year ended December 31, 1993)
+4(ii)	Description of National Bankshares, Inc.’s Securities	(incorporated herein by reference to Exhibit 4(ii) of the Annual Report on Form 10-K for the fiscal year ended December 31, 2023)
*10(i)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on March 11, 2015)
*10(ii)	Executive Employment Agreement, dated October 11, 2023, by and between National Bankshares Inc. and Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on October 11, 2023)
*10(iii)	Executive Employment Agreement, dated October 11, 2023, by and between National Bankshares Inc. and Lora M. Jones	(incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on October 11, 2023)
*10(iv)	Executive Employment Agreement, dated October 11, 2023, by and between National Bankshares Inc. and The National Bank of Blacksburg, and Bobby D. Sanders, II	(incorporated herein by reference to Exhibit 10.3 of the Form 8-K filed on October 11, 2023)
*10(v)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 99 of the Form 8-K filed on February 8, 2006)
*10(vi)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8-K filed on December 19, 2007)

*10(vii)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8-K filed on June 12, 2008)
*10(viii)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii) of the Annual Report on Form 10-K for fiscal year ended December 31, 2008)
*10(ix)	Second Salary Continuation Agreement dated June 26, 2016 between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on July 20, 2016)
*10(x)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and David K. Skeens, as amended	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on August 20, 2021)
*10(xi)	Salary Continuation Agreement dated February 8, 2006 between The National Bankshares, Inc. and Lara E. Ramsey, as amended	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on March 6, 2017)
*10(xii)	Salary Continuation Agreement dated May 24, 2013 between The National Bank of Blacksburg and Paul A. Mylum, as amended	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on August 20, 2021)
*10(xiii)	National Bankshares, Inc. 2023 Stock Incentive Plan	(incorporated herein by reference to Appendix A of the Proxy Statement for the Annual Meeting of Shareholders held on May 9, 2023, filed on March 24, 2023)
*10(xiv)	Form of Performance-Based Restricted Stock Unit Award Agreement under National Bankshares, Inc. 2023 Stock Incentive Plan	Filed herewith
+19(i)	National Bankshares, Inc. Insider Trading Policy	Filed herewith
+21	Subsidiaries of the Registrant	Filed herewith
+23	Consent of Yount, Hyde & Barbour, P.C.	Filed herewith
+31(i)	Section 302 Certification of Chief Executive Officer	Filed herewith
+31(ii)	Section 302 Certification of Chief Financial Officer	Filed herewith
+32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Filed herewith
+32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Filed herewith
+97.1	National Bankshares, Inc. Clawback Policy	(incorporated herein by reference to Exhibit 97.1 of the Form 10-K filed on March 19, 2024)
+101

The following materials from National Bankshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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
F. Brad Denardo Chairman and Chief Executive Officer (Principal Executive Officer)

Date: March 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Date	Title
/s/ LAWRENCE J. BALL	March 28, 2025	Director
Lawrence J. Ball

/s/ F. BRAD DENARDO	March 28, 2025	Chairman and CEO, National Bankshares, Inc.
F. Brad Denardo		(Principal Executive Officer)
Director
/s/ JOHN E. DOOLEY	March 28, 2025	Director
John E. Dooley

/s/ MICHAEL E. DYE	March 28, 2025	Director
Michael E. Dye

/s/ NORMAN V. FITZWATER, III	March 28, 2025	Director
Norman V. Fitzwater, III

/s/ CHARLES E. GREEN, III	March 28, 2025	Director
Charles. E. Green, III

/s/ MILDRED R. JOHNSON	March 28, 2025	Director
Mildred R. Johnson

/s/ LORA M. JONES	March 28, 2025	Treasurer and CFO, National Bankshares, Inc.
Lora M. Jones		(Principal Financial Officer)
(Principal Accounting Officer)
/s/ MARY G. MILLER	March 28, 2025	Director
Mary G. Miller

/s/ LARA E. RAMSEY	March 28, 2025	President
Lara E. Ramsey		Corporate Secretary
Director
/s/ GLENN P. REYNOLDS	March 28, 2025	Director
Glenn P. Reynolds

/s/ LUTHERIA H. SMITH	March 28, 2025	Director
Lutheria H. Smith

/s/ ALAN J. SWEET	March 28, 2025	Director
Alan J. Sweet

/s/ JAMES C. THOMPSON	March 28, 2025	Director
James C. Thompson