Form 10-Q
period 2025-03-31
NATIONAL BANKSHARES INC
filed 2025-05-14
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Outstanding shares of common stock at May 14, 2025
6,363,371

NATIONAL BANKSHARES, INC.

Form 10-Q

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

National Bankshares, Inc.

Consolidated Balance Sheets

	(Unaudited)
(in thousands, except share and per share data)	March 31, 2025	December 31, 2024
Assets
Cash and due from banks	$14,892	$13,564
Interest-bearing deposits	107,385	94,254
Federal funds sold	258	299
Total cash and cash equivalents	122,535	108,117
Securities available for sale, at fair value	596,253	601,898
Restricted stock, at cost	1,848	1,848
Mortgage loans held for sale	938	619
Loans:
Real estate construction loans	42,942	50,798
Consumer real estate loans	311,549	307,855
Commercial real estate loans	497,072	478,078
Commercial non real estate loans	53,156	51,844
Public sector and IDA loans	56,981	57,171
Consumer non real estate loans	42,205	42,867
Total loans	1,003,905	988,613
Less: deferred fees and costs	(641)	(663)
Loans, net of deferred fees and costs	1,003,264	987,950
Less: allowance for credit losses	(10,490)	(10,262)
Loans, net	992,774	977,688
Premises and equipment, net	17,593	16,878
Accrued interest receivable	6,673	6,469
Goodwill	10,718	10,718
Core deposit intangible, net	1,766	1,863
Bank-owned life insurance ("BOLI")	47,661	47,369
Other assets	36,958	38,169
Total assets	$1,835,717	$1,811,636
Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$301,149	$290,088
Interest-bearing demand deposits	879,215	864,753
Savings deposits	178,737	177,297
Time deposits	298,659	312,614
Total deposits	1,657,760	1,644,752
Accrued interest payable	1,434	1,462
Other liabilities	9,245	9,013
Total liabilities	1,668,439	1,655,227
Commitments and contingencies
Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock of $1.25 par value and additional paid in capital. Authorized 10,000,000 shares; issued and outstanding 6,363,371 (including 4,961 unvested) shares as of March 31, 2025 and December 31, 2024	21,874	21,831
Retained earnings	199,579	196,343
Accumulated other comprehensive loss, net	(54,175)	(61,765)
Total stockholders' equity	167,278	156,409
Total liabilities and stockholders' equity	$1,835,717	$1,811,636

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2025	2024
Interest Income
Interest and fees on loans	$12,942	$10,277
Interest on federal funds sold	3	-
Interest on interest-bearing deposits	1,039	1,129
Interest on securities – taxable	3,883	4,276
Interest on securities – nontaxable	336	339
Total interest income	18,203	16,021
Interest Expense
Interest on time deposits	3,145	2,552
Interest on other deposits	4,802	5,224
Total interest expense	7,947	7,776
Net interest income	10,256	8,245
Provision for (recovery of) credit losses	276	(10)
Net interest income after provision for (recovery of) credit losses	9,980	8,255

Noninterest Income
Service charges on deposit accounts	736	675
Other service charges and fees	63	46
Credit and debit card fees, net	417	374
Trust income	579	503
BOLI income	292	258
Gain on sale of mortgage loans held for sale	25	24
Other income	443	319
Total noninterest income	2,555	2,199

Noninterest Expense
Salaries and employee benefits	5,188	4,466
Occupancy, furniture and fixtures	656	539
Data processing and ATM	1,078	867
FDIC assessment	207	187
Intangible asset amortization	97	-
Franchise taxes	373	350
Professional services	299	240
Merger-related expense	-	484
Conversion expense	46	-
Other operating expenses	689	629
Total noninterest expense	8,633	7,762
Income before income tax expense	3,902	2,692
Income tax expense	666	518
Net Income	$3,236	$2,174
Basic net income per common share	$0.51	$0.37
Diluted net income per common share	$0.51	$0.37
Weighted average number of common shares outstanding, basic	6,358,410	5,889,687
Weighted average number of common shares outstanding, diluted	6,360,392	5,891,651

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended March 31, 2025 and 2024

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Net Income	$3,236	$2,174

Other Comprehensive Income (Loss), Net of Tax
Unrealized holding gain (loss) on available for sale securities net of tax of $2,017 and ($887) for the periods ended March 31, 2025 and 2024, respectively	7,590	(3,338)
Other comprehensive income (loss), net of tax	7,590	(3,338)
Total Comprehensive Income (Loss)	$10,826	$(1,164)

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2025 and 2024

(Unaudited)

(in thousands except per share data)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2023	$7,404	$197,984	$(64,866)	$140,522
Net income	–	2,174	–	2,174
Other comprehensive loss, net of tax of ($887)	–	–	(3,338)	(3,338)
Stock based compensation	32	–	–	32
Balances at March 31, 2024	$7,436	$200,158	$(68,204)	$139,390

Balances at December 31, 2024	$21,831	$196,343	$(61,765)	$156,409
Net income	–	3,236	–	3,236
Other comprehensive income, net of tax of $2,017	–	–	7,590	7,590
Stock based compensation	43	–	–	43
Balances at March 31, 2025	$21,874	$199,579	$(54,175)	$167,278

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2025 and 2024

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Cash Flows from Operating Activities
Net income	$3,236	$2,174
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) credit losses	276	(10)
Depreciation of premises and equipment	248	210
Amortization of premiums and accretion of discounts on securities, net	275	259
Amortization of core deposit intangible	97	-
Accretion of fair value of acquired loans	(251)	-
Amortization of fair value of acquired time deposits and leases	53	-
Origination of mortgage loans held for sale	(1,442)	(1,023)
Proceeds from sale of mortgage loans held for sale	1,148	1,453
Gain on sale of mortgage loans held for sale	(25)	(24)
Increase in cash value of bank-owned life insurance	(292)	(258)
Equity based compensation expense	43	32
Net change in:
Accrued interest receivable	(204)	(165)
Other assets	(395)	44
Accrued interest payable	(28)	1,098
Other liabilities	(173)	50
Net cash provided by operating activities	2,566	3,840

Cash Flows from Investing Activities
Proceeds from repayments of mortgage-backed securities	2,977	3,149
Proceeds from calls, sales and maturities of securities available for sale	12,000	1,000
Net change in restricted stock	-	16
Purchase of loan participations	(15,977)	(5,609)
Collection of loan participations	1,482	610
Loan originations and principal collections, net	(680)	(2,012)
Recoveries on loans charged off	63	65
Purchases of premises and equipment	(963)	(315)
Net cash used in investing activities	(1,098)	(3,096)

Cash Flows from Financing Activities
Net change in time deposits	(14,013)	16,661
Net change in other deposits	26,963	17,175
Net cash provided by financing activities	12,950	33,836
Net change in cash and cash equivalents	14,418	34,580
Cash and cash equivalents at beginning of period	108,117	86,603
Cash and cash equivalents at end of period	$122,535	$121,183

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$7,975	$6,678
Income taxes	-	260

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for credit losses	$112	$109
Unrealized holding gains (losses) on securities available for sale	9,607	(4,225)

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited)

$ in thousands, except per share data

Note 1: General and Summary of Significant Accounting Policies

The consolidated financial statements of National Bankshares, Inc. (“NBI”) and its wholly-owned subsidiaries, The National Bank of Blacksburg (the “Bank” or “NBB”) and National Bankshares Financial Services, Inc. (“NBFS”) (collectively, the “Company”), conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry. All intercompany accounts and transactions between the Company and its subsidiaries have been eliminated. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of the Company’s management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.

Application of the principles of GAAP and practices within the banking industry require management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statement; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions, and judgments. Certain policies inherently rely more extensively on the use of estimates, assumptions, and judgments and as such may have a greater possibility of producing results that could be materially different than originally reported. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance of credit losses on loans and acquisition accounting.

The results of operations for the three months ended March 31, 2025 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”). The Company’s significant accounting policies followed in preparation of the unaudited consolidated financial statements are disclosed in Note 1 of the Company's 2024 Form 10-K. All amounts and disclosures included in this quarterly report as of December 31, 2024, were derived from the Company’s audited consolidated financial statements. Certain items in the prior period financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or stockholders’ equity. The Company posts all reports required to be filed under the Securities Exchange Act of 1934 on its web site at www.nationalbankshares.com.

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

Note 2: Business Combination

On June 1, 2024 (the “Acquisition Date”), the Company completed its acquisition of Frontier Community Bank ("FCB"), a Virginia chartered commercial bank headquartered in Waynesboro, Virginia, in accordance with the definitive merger agreement entered on January 23, 2024, by and among the Company, the Bank and FCB. Upon completion of the merger, FCB merged with and into the Bank. Each share of FCB common stock was converted into either $14.48 in cash or 0.4250 shares of the Company’s common stock, with FCB shareholders having the ability to elect the merger consideration to be received, subject to the allocation and proration procedures set forth in the FCB Merger Agreement. The Company issued 464,855 shares of common stock and paid cash consideration of $2,050 to former FCB shareholders in the acquisition. As a result of the transaction, the Bank expanded its operations into the Waynesboro, Staunton and Lynchburg, Virginia markets.

The acquisition of FCB was accounted for as a business combination using the acquisition method of accounting. Assets acquired, liabilities assumed, and consideration paid were recorded at estimated fair value on the Acquisition Date. The excess of the purchase price over the fair value of the net assets was recorded as provisional goodwill and represents the benefit from the transaction that is not otherwise quantifiable, including expected management and operational synergies and intangible assets that do not qualify for separate recognition. The Company does not expect that any portion of goodwill will be deductible. Please refer to the Company’s 2024 Form 10-K, Note 22: Business Combinations for additional information of the acquisition of FCB.

The following table presents the calculation of the purchase price and the fair value of the identifiable assets and liabilities as of the Acquisition Date.

June 1, 2024	As Recorded by FCB	Estimated Fair Value Adjustments	Estimated Fair Values as Recorded by NBI
Purchase Price Consideration:
Stock consideration(1)			$14,299
Cash consideration (2)			2,050
Total purchase price consideration			$16,349

Identifiable assets:
Cash and cash equivalents	$8,993	$(59)	$8,934
Securities	9,325	(5)	9,320
Loans, gross, purchased performing	115,589	(7,720)	107,869
Loans, gross, purchased credit deteriorated	11,157	(822)	10,335
Loans in process	539	–	539
Deferred fees and costs on loans	34	(34)	–
Allowance for credit losses on loans	(881)	881	–
Premises and equipment	3,003	449	3,452
Core deposit intangible	–	2,100	2,100
Other assets	4,998	966	5,964
Total identifiable assets acquired	$152,757	$(4,244)	$148,513

Identifiable Liabilities
Deposits	$130,323	$(606)	$129,717
Borrowings	5,250	(20)	5,230
Other liabilities	1,960	131	2,091
Total identifiable liabilities assumed	$137,533	$(495)	$137,038

Fair value of net assets acquired			$11,475

Goodwill (3)			$4,874

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
(3)
The Company kept the measurement of goodwill open until December 31, 2024 in order to reflect any adjustments to the fair value of assets acquired and liabilities assumed that arose during the Company’s final review procedures. The Company recorded a small measurement period adjustment to goodwill between the acquisition date and December 31, 2024. For more information, please refer to the Company’s 2024 Form 10-K, Note 17: Goodwill and Other Intangibles.

Note 3: Loans and Allowance for Credit Losses

Loans

Loans include acquired loans and originated loans. Acquired loans are presented at their outstanding principal balance, net of the remaining purchase discount of $7,312 as of March 31, 2025 and $7,564 as of December 31, 2024. Originated loans as of March 31, 2025 and December 31, 2024 are presented at amortized cost, net of deferred fees and costs. The following table presents the composition of the loan portfolio, excluding mortgage loans held for sale, as of the dates indicated.

	March 31,	December 31,
	2025	2024
Real estate construction	$42,942	$50,798
Consumer real estate	311,549	307,855
Commercial real estate	497,072	478,078
Commercial non real estate	53,156	51,844
Public sector and IDA	56,981	57,171
Consumer non real estate	42,205	42,867
Gross loans	$1,003,905	$988,613
Less deferred fees and costs	(641)	(663)
Loans, net of deferred fees and costs	$1,003,264	$987,950
Allowance for credit losses on loans	(10,490)	(10,262)
Total loans, net	$992,774	$977,688

Accrued interest receivable of $3,384 at March 31, 2025 and $3,299 at December 31, 2024 is not included in total loans above.

Past Due and Nonaccrual Loans

The following tables present the aging of past due loans, by loan pool, as of the dates indicated.

March 31, 2025	Accruing Current Loans	Accruing Loans 30 – 89 Days Past Due	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans	Total Loans	Accruing and Nonaccrual 90 or More Days Past Due
Real Estate Construction
Construction, 1-4 family residential	$14,605	$-	$-	$-	$14,605	$-
Construction, other	28,323	14	-	-	28,337	-
Consumer Real Estate
Equity line	22,783	-	-	-	22,783	-
Residential closed-end first liens	174,969	209	-	-	175,178	-
Residential closed-end junior liens	9,283	8	-	-	9,291	-
Investor-owned residential real estate	104,175	122	-	-	104,297	-
Commercial Real Estate
Multifamily residential real estate	158,965	196	-	-	159,161	-
Commercial real estate owner-occupied	136,829	147	-	2,173	139,149	204
Commercial real estate, other	198,217	545	-	-	198,762	-
Commercial Non Real Estate
Commercial and industrial	52,680	338	138	-	53,156	138
Public Sector and IDA
States and political subdivisions	56,981	-	-	-	56,981	-
Consumer Non Real Estate
Credit cards	4,402	2	3	-	4,407	3
Automobile	12,662	161	5	-	12,828	5
Other consumer loans	24,822	128	20	-	24,970	20
Total	$999,696	$1,870	$166	$2,173	$1,003,905	$370

December 31, 2024	Accruing Current Loans	Accruing Loans 30 – 89 Days Past Due	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans	Total Loans	Accruing and Nonaccrual 90 or More Days Past Due
Real Estate Construction
Construction, 1-4 family residential	$16,162	$-	$-	$-	$16,162	$-
Construction, other	34,636	-	-	-	34,636	-
Consumer Real Estate
Equity line	22,551	67	-	-	22,618	-
Residential closed-end first liens	170,110	949	323	-	171,382	323
Residential closed-end junior liens	8,565	9	-	-	8,574	-
Investor-owned residential real estate	104,756	347	178	-	105,281	178
Commercial Real Estate
Multifamily residential real estate	143,444	186	-	-	143,630	-
Commercial real estate owner-occupied	138,284	147	-	2,222	140,653	209
Commercial real estate, other	193,249	546	-	-	193,795	-
Commercial Non Real Estate
Commercial and industrial	51,547	253	44	-	51,844	44
Public Sector and IDA
States and political subdivisions	57,171	-	-	-	57,171	-
Consumer Non Real Estate
Credit cards	4,696	2	-	-	4,698	-
Automobile	12,802	193	-	-	12,995	-
Other consumer loans	24,921	250	3	-	25,174	3
Total	$982,894	$2,949	$548	$2,222	$988,613	$757

The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	March 31, 2025			December 31, 2024
	With No Allowance	With an Allowance	Total	With No Allowance	With an Allowance	Total
Commercial Real Estate
Commercial real estate owner-occupied	$1,969	$204	$2,173	$2,013	$209	$2,222
Total	$1,969	$204	$2,173	$2,013	$209	$2,222

No accrued interest receivable was reversed against interest income during the three months ended March 31, 2025 or March 31, 2024.

Allowance for Credit Losses on Loans (“ACLL”)

The following tables present the activity in the ACLL by portfolio segment for the periods indicated:

	Activity in the ACLL for the Three Months Ended March 31, 2025
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2024	$348	$3,926	$4,299	$655	$336	$648	$50	$10,262
Charge-offs	-	(3)	-	-	-	(109)	-	(112)
Recoveries	-	-	8	30	-	25	-	63
Provision for (recovery of) credit losses	(18)	(32)	284	(22)	15	65	(15)	277
Balance, March 31, 2025	$330	$3,891	$4,591	$663	$351	$629	$35	$10,490

	Activity in the ACLL for the Three Months Ended March 31, 2024
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2023	$408	$3,162	$3,576	$682	$333	$583	$350	$9,094
Charge-offs	-	-	-	-	-	(109)	-	(109)
Recoveries	-	-	16	2	-	47	-	65
Provision for (recovery of) credit losses	(59)	(194)	264	(37)	(12)	12	31	5
Balance, March 31, 2024	$349	$2,968	$3,856	$647	$321	$533	$381	$9,055

	Activity in the ACLL for the Year Ended December 31, 2024
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2023	$408	$3,162	$3,576	$682	$333	$583	$350	$9,094
Charge-offs	-	-	-	(166)	-	(353)	-	(519)
Recoveries	-	-	53	79	-	138	-	270
Provision for (recovery of) credit losses	(70)	667	615	56	3	271	(300)	1,242
Merger adjustment(1)	10	97	55	4	-	9	-	175
Balance, December 31, 2024	$348	$3,926	$4,299	$655	$336	$648	$50	$10,262

(1) Adjustment for PCD acquired loans.

The following tables present information about the ACLL for individually evaluated loans and collectively evaluated loans by portfolio segment as of the dates indicated.

	ACLL by Segment and Evaluation Method
March 31, 2025	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Individually evaluated	$–	$29	$47	$–	$–	$–	$–	$76
Collectively evaluated	330	3,862	4,544	663	351	629	35	10,414
Total	$330	$3,891	$4,591	$663	$351	$629	$35	$10,490

	ACLL by Segment and Evaluation Method
December 31, 2024	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Individually evaluated	$-	$31	$49	$-	$-	$-	$-	$80
Collectively evaluated	348	3,895	4,250	655	336	648	50	10,182
Total	$348	$3,926	$4,299	$655	$336	$648	$50	$10,262

The following tables present information about individually evaluated loans and collectively evaluated loans by portfolio segment as of the dates indicated.

	Loans by Segment and Evaluation Method
March 31, 2025	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Total
Individually evaluated	$–	$486	$9,928	$–	$–	$–	$10,414
Collectively evaluated	42,942	311,063	487,144	53,156	56,981	42,205	993,491
Total	$42,942	$311,549	$497,072	$53,156	$56,981	$42,205	$1,003,905

	Loans by Segment and Evaluation Method
December 31, 2024	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Total
Individually evaluated	$-	$497	$10,024	$-	$-	$-	$10,521
Collectively evaluated	50,798	307,358	468,054	51,844	57,171	42,867	978,092
Total	$50,798	$307,855	$478,078	$51,844	$57,171	$42,867	$988,613

Collateral Dependent Loans

Loans are collateral dependent when repayment is expected substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Collateral dependent loans are individually evaluated. The Company measures the ACLL on collateral dependent loans based upon the fair value of the collateral. Fair value of the collateral is adjusted for liquidation costs/discounts. If the fair value of the collateral falls below the amortized cost of the loan, the shortfall is recognized in the ACLL. If the fair value of the collateral exceeds the amortized cost, no ACLL is required.

As of March 31, 2025, three of the Company’s individually evaluated loans were collateral dependent. As of December 31, 2024, three of the Company’s individually evaluated loans were collateral dependent. All collateral dependent loans were secured by real estate as of March 31, 2025 and December 31, 2024. The following table provides detail on collateral dependent loans as of the dates indicated:

	March 31, 2025		December 31, 2024
	Balance	Related Allowance	Balance	Related Allowance
Commercial Real Estate
Commercial real estate, owner occupied	$8,313	$-	$8,387	$-
Commercial real estate, other	686	-	872	-
Total Loans	$8,999	$-	$9,259	$-

Credit Quality

The Company categorizes loans by risk based on relevant information about the ability of borrowers to service their debt, including: collateral and financial information, payment history, credit documentation and current economic trends, among other factors. At origination, each loan is assigned a risk rating. Ongoing analysis of the loan portfolio adjusts risk ratings on an individual loan basis to reflect updated information. General descriptions of risk ratings are as follows:

•
Pass: loans with acceptable credit quality are rated pass.
•
Special mention: loans with potential weakness due to challenging economic or financial conditions are rated special mention.
•
Classified: loans with well-defined weaknesses that heighten the risk of default are rated classified.

The following tables present the amortized cost basis of the loan portfolio by year of origination, loan class and credit quality as of March 31, 2025 and December 31, 2024, and gross charge-offs by year of origination for the three months ended March 31, 2025 and the year ended December 31, 2024.

	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans Converted
March 31, 2025	Prior	2021	2022	2023	2024	2025	Revolving	to Term	Total
Construction, residential
Pass	$-	$-	$397	$877	$3,181	$277	$9,873	$-	$14,605
Construction, other
Pass	$3,988	$791	$1,717	$10,152	$3,228	$3,146	$5,315	$-	$28,337
Equity lines
Pass	$598	$372	$569	$720	$482	$-	$20,042	$-	$22,783
Residential closed-end first liens
Pass	$57,640	$33,634	$34,962	$22,239	$22,212	$3,599	$406	$-	$174,692
Special Mention	364	-	-	-	-	-	-	-	364
Classified	-	-	-	122	-	-	-	-	122
Total	$58,004	$33,634	$34,962	$22,361	$22,212	$3,599	$406	$-	$175,178
YTD gross charge-offs	$3	$-	$-	$-	$-	$-	$-	$-	$3
Residential closed-end junior liens
Pass	$1,588	$269	$2,031	$1,552	$2,974	$846	$31	$-	$9,291
Investor-owned residential real estate
Pass	$50,550	$18,435	$15,512	$9,303	$4,158	$3,359	$2,257	$-	$103,574
Special Mention	-	-	136	-	-	-	-	-	136
Classified	587	-	-	-	-	-	-	-	587
Total	$51,137	$18,435	$15,648	$9,303	$4,158	$3,359	$2,257	$-	$104,297
Multifamily residential real estate
Pass	$41,106	$39,272	$40,252	$6,075	$13,163	$19,141	$152	$-	$159,161
Commercial real estate, owner occupied
Pass	$74,921	$7,328	$27,677	$10,327	$5,825	$1,573	$2,143	$-	$129,794
Special mention	6,344	-	-	-	-	-	-	-	6,344
Classified	3,003	-	-	-	-	-	8	-	3,011
Total	$84,268	$7,328	$27,677	$10,327	$5,825	$1,573	$2,151	$-	$139,149
Commercial real estate, other
Pass	$103,602	$36,074	$32,213	$16,895	$6,301	$1,332	$1,659	$-	$198,076
Classified	686	-	-	-	-	-	-	-	686
Total	$104,288	$36,074	$32,213	$16,895	$6,301	$1,332	$1,659	$-	$198,762
Commercial and industrial
Pass	$8,115	$11,410	$5,118	$5,467	$6,913	$2,811	$13,226	$-	$53,060
Special Mention	-	-	-	-	-	-	96	-	96
Total	$8,115	$11,410	$5,118	$5,467	$6,913	$2,811	$13,322	$-	$53,156
Public sector and IDA
Pass	$19,730	$24,934	$5,826	$6,491	$-	$-	$-	$-	$56,981
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$4,407	$-	$4,407
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$11	$-	$11
Automobile
Pass	$202	$550	$1,385	$3,736	$5,273	$1,669	$-	$-	$12,815
Special Mention	-	-	-	4	-	-	-	-	4
Classified	-	3	-	6	-	-	-	-	9
Total	$202	$553	$1,385	$3,746	$5,273	$1,669	$-	$-	$12,828
YTD gross charge-offs	$-	$-	$-	$20	$-	$-	$-	$-	$20
Other consumer
Pass	$509	$699	$1,941	$4,330	$12,076	$3,792	$1,586	$-	$24,933
Special Mention	-	1	-	-	8	5	-	-	14
Classified	-	-	2	13	8	-	-	-	23
Total	$509	$700	$1,943	$4,343	$12,092	$3,797	$1,586	$-	$24,970
YTD gross charge-offs	$-	$-	$6	$-	$45	$27	$-	$-	$78
Total Loans
Pass	$362,549	$173,768	$169,600	$98,164	$85,786	$41,545	$61,097	$-	$992,509
Special Mention	6,708	1	136	4	8	5	96	-	6,958
Classified	4,276	3	2	141	8	-	8	-	4,438
Total	$373,533	$173,772	$169,738	$98,309	$85,802	$41,550	$61,201	$-	$1,003,905
YTD gross charge-offs	$3	$-	$6	$20	$45	$27	$11	$-	$112

	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans Converted
December 31, 2024	Prior	2019	2020	2022	2023	2024	Revolving	to Term	Total
Construction, residential
Pass	$-	$-	$-	$337	$2,312	$3,328	$10,185	$-	$16,162
Construction, other
Pass	$2,938	$1,138	$805	$10,795	$8,669	$6,194	$4,097	$-	$34,636
Equity lines
Pass	$363	$249	$387	$470	$816	$402	$19,894	$12	$22,593
Classified	-	-	-	-	-	-	25	-	25
Total	$363	$249	$387	$470	$816	$402	$19,919	$12	$22,618
Residential closed-end first liens
Pass	$42,211	$18,111	$33,630	$35,557	$21,593	$18,991	$-	$303	$170,396
Special mention	367	-	-	-	-	-	-	-	367
Classified	441	-	-	178	-	-	-	-	619
Total	$43,019	$18,111	$33,630	$35,735	$21,593	$18,991	$-	$303	$171,382
Residential closed-end junior liens
Pass	$1,596	$-	$277	$2,048	$1,597	$3,004	$31	$21	$8,574
Investor-owned residential real estate
Pass	$28,919	$22,946	$19,280	$16,242	$8,175	$3,266	$1,907	$3,668	$104,403
Special mention	-	-	-	138	-	-	-	-	138
Classified	740	-	-	-	-	-	-	-	740
Total	$29,659	$22,946	$19,280	$16,380	$8,175	$3,266	$1,907	$3,668	$105,281
Multifamily residential real estate
Pass	$39,665	$2,055	$39,879	$40,198	$8,470	$13,205	$158	$-	$143,630
Commercial real estate, owner occupied
Pass	$52,916	$24,539	$7,432	$28,753	$10,351	$3,810	$3,422	$83	$131,306
Special mention	6,375	-	-	-	-	-	-	-	6,375
Classified	2,222	738	-	-	-	-	12	-	2,972
Total	$61,513	$25,277	$7,432	$28,753	$10,351	$3,810	$3,434	$83	$140,653
Commercial real estate, other
Pass	$90,358	$17,919	$36,777	$23,775	$16,990	$5,583	$1,703	$-	$193,105
Classified	690	-	-	-	-	-	-	-	690
Total	$91,048	$17,919	$36,777	$23,775	$16,990	$5,583	$1,703	$-	$193,795
Commercial and industrial
Pass	$6,437	$2,070	$11,849	$5,528	$5,903	$8,407	$11,644	$-	$51,838
Classified	-	-	-	6	-	-	-	-	6
Total	$6,437	$2,070	$11,849	$5,534	$5,903	$8,407	$11,644	$-	$51,844
YTD gross charge-offs	$125	$-	$-	$-	$-	$22	$19	$-	$166
Public sector and IDA
Pass	$19,309	$218	$25,232	$5,922	$6,490	$-	$-	$-	$57,171
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$4,698	$-	$4,698
YTD gross charge-offs	$-	$-	$-	$-	$-	$-	$53	$-	$53
Automobile
Pass	$36	$243	$727	$1,640	$4,474	$5,832	$-	$-	$12,952
Special mention	-	-	-	-	4	-	-	-	4
Classified	-	-	-	-	28	11	-	-	39
Total	$36	$243	$727	$1,640	$4,506	$5,843	$-	$-	$12,995
YTD gross charge-offs	$-	$-	$6	$14	$16	$11	$-	$-	$47
Other Consumer
Pass	$184	$401	$874	$2,274	$4,804	$15,846	$760	$-	$25,143
Special mention	-	-	1	-	-	9	-	-	10
Classified	-	-	-	2	14	5	-	-	21
Total	$184	$401	$875	$2,276	$4,818	$15,860	$760	$-	$25,174
YTD gross charge-offs	$-	$4	$15	$19	$94	$121	$-	$-	$253
Total Loans
Pass	$284,932	$89,889	$177,149	$173,539	$100,644	$87,868	$58,499	$4,087	$976,607
Special mention	6,742	-	1	138	4	9	-	-	6,894
Classified	4,093	738	-	186	42	16	37	-	5,112
Total	$295,767	$47,892	$87,156	$188,187	$152,982	$90,857	$41,032	$113	$988,613
YTD gross charge-offs	$125	$4	$21	$33	$110	$154	$72	$-	$519

Loan Modifications to Borrowers Experiencing Financial Difficulty

On the date a loan is modified, the Company assesses whether the borrower is experiencing financial difficulty. If the borrower is experiencing financial difficulty, the loan is risk rated special mention or classified, as determined appropriate. If the loan exceeds $400, if it is placed in nonaccrual, or if foreclosure is probable, the loan is individually evaluated for the ACLL.

During the three months ended March 31, 2025, no loans were modified for borrowers experiencing financial difficulty. During the three months ended March 31, 2024, the Company modified two loans to borrowers experiencing financial difficulty.

The following table presents information as of March 31, 2024 about loans modified for borrowers experiencing financial difficulty during the three months ended March 31, 2024.

March 31, 2024	Amortized Cost Basis	% of Class	Type of Modification	Financial Effect
Commercial Real Estate
Commercial real estate owner-occupied	$6,396	5.57%	Interest only payments	6 months of interest only payments, re-amortization of the balance to contractual maturity
Commercial Non real estate
Commercial and industrial	$7	0.02%	Term extension	Renewal of single-payment note for an additional 3 months

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty. As of March 31, 2024, the loans were in current status and individually evaluated. There were no modified loans to borrowers experiencing financial difficulty that had a payment default during the three months ended March 31, 2025 and 2024 and that were modified in the twelve months prior. Default occurs when a payment is 90 days past due, the loan is fully or partially charged off or the Company forecloses on the collateral.

Consumer Real Estate Loans In Process of Foreclosure

As of March 31, 2025, the Company had one consumer real estate loan with an amortized cost of $122 in process of foreclosure. As of December 31, 2024, three consumer real estate loans totaling $37 were in process of foreclosure.

ACL for Unfunded Commitments

The following tables present the balance and activity in the ACL for unfunded commitments for the three months ended March 31, 2025 and 2024:

Allowance for Credit Losses on Unfunded Commitments
Balance, December 31, 2024	$251
Recovery of credit losses	(1)
Balance, March 31, 2025	$250

Balance, December 31, 2023	$259
Recovery of credit losses	(15)
Balance, March 31, 2024	$244

Note 4: Securities

The amortized cost and estimated fair value of securities available for sale along with gross unrealized gains and losses as of the dates indicated are summarized as follows:

March 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies and corporations	$340,195	$-	$33,268	$306,927
States and political subdivisions	177,944	-	30,332	147,612
Mortgage-backed securities	140,597	29	4,698	135,928
Corporate debt securities	6,508	-	722	5,786
Total securities available for sale	$665,244	$29	$69,020	$596,253

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies and corporations	$351,136	$-	$40,012	$311,124
States and political subdivisions	178,106	-	32,372	145,734
Mortgage-backed securities	143,747	24	5,473	138,298
Corporate debt securities	6,507	-	764	5,743
U.S. treasury	1,000	-	1	999
Total securities available for sale	$680,496	$24	$78,622	$601,898

No allowance for credit losses on securities available for sale was recorded as of March 31, 2025 or December 31, 2024.

Accrued interest receivable on securities, included in accrued interest receivable on the Consolidated Balance Sheets, totaled $3,289 at March 31, 2025 and $3,170 at December 31, 2024.

The deferred tax asset for the net unrealized loss on securities available for sale was $14,488 as of March 31, 2025 and $16,506 as of December 31, 2024. The deferred tax asset is included in other assets on the Consolidated Balance Sheets.

The amortized cost and fair value of securities available for sale at March 31, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity.

March 31, 2025	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$28,966	$28,715
Due after one year through five years	220,924	208,049
Due after five years through ten years	233,126	199,321
Due after ten years	182,228	160,168
Total securities available for sale	$665,244	$596,253

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous loss position, as of the dates indicated, follows.

March 31, 2025	Less Than 12 Months		12 Months or More
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies and corporations	$-	$-	$306,927	$33,268
State and political subdivisions	-	-	147,612	30,332
Mortgage-backed securities	1,386	18	109,515	4,680
Corporate debt securities	-	-	5,786	722
Total temporarily impaired securities	$1,386	$18	$569,840	$69,002

December 31, 2024	Less Than 12 Months		12 Months or More
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies and corporations	$-	$-	$311,124	$40,012
State and political subdivisions	885	118	144,849	32,254
Mortgage-backed securities	5,336	28	115,011	5,445
Corporate debt securities	-	-	5,743	764
U.S. treasury	-	-	999	1
Total temporarily impaired securities	$6,221	$146	$577,726	$78,476

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

At March 31, 2025, the Company had 545 securities with a fair value of $571,226 in an unrealized loss position. The Company reviews securities in an unrealized loss position to evaluate credit risk. The Company considers payment history, risk ratings from external parties, financial statements for municipal and corporate securities, public statements from issuers and other available credible published sources in evaluating credit risk. No credit losses were found and no ACL on securities available for sale was recorded as of March 31, 2025. The unrealized losses are attributed to noncredit-related factors, including changes in interest rates and other market conditions. The Company does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the cost basis of the investments. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

Restricted Stock.

The Company held restricted stock of $1,848 as of March 31, 2025 and December 31, 2024. Restricted stock is reported separately from available for sale securities. As a member of the Federal Reserve and the Federal Home Loan Bank of Atlanta (“FHLB”), NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. The Company purchases stock from or sells stock back to the correspondents based on their calculations. The stock is held by member institutions only and is not actively traded.

Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. In addition to dividends, NBB also benefits from its membership with FHLB through eligibility to borrow from the FHLB, using as collateral NBB’s capital stock investment in the FHLB and qualifying NBB real estate mortgage loans totaling $517,038 at March 31, 2025. The Company’s management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at March 31, 2025, did not determine any impairment.

Realized Securities Gains and Losses

There were no sales of securities during the three months ended March 31, 2025 or 2024.

Note 5: Defined Benefit Plan

The following table presents components of net periodic benefit cost (income) for the periods indicated:

	Net Periodic Benefit Cost (Income)
	Three Months Ended March 31,
	2025	2024
Service cost	$248	$261
Interest cost	324	302
Expected return on plan assets	(692)	(608)
Recognized net actuarial loss	-	33
Net periodic benefit income	$(120)	$(12)

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

		Fair Value Measurement Using
March 31, 2025	Balance	Level 1	Level 2	Level 3
U.S. government agencies and corporations	$306,927	$-	$306,927	$-
States and political subdivisions	147,612	-	147,612	-
Mortgage-backed securities	135,928	-	135,928	-
Corporate debt securities	5,786	-	5,786	-
Total securities available for sale	$596,253	$-	$596,253	$-

		Fair Value Measurement Using
December 31, 2024	Balance	Level 1	Level 2	Level 3
U.S. government agencies and corporations	$311,124	$-	$311,124	$-
States and political subdivisions	145,734	-	145,734	-
Mortgage-backed securities	138,298	-	138,298	-
Corporate debt securities	5,743	-	5,743	-
U.S. treasury	999	-	999	-
Total securities available for sale	$601,898	$-	$601,898	$-

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at March 31, 2025 or December 31, 2024.

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

As of March 31, 2025, three commercial real estate loans totaling $8,999 were collateral dependent. Valuation was based upon outside appraisals (Level 2). None of the measurements resulted in a specific allocation. As of December 31, 2024, three commercial real estate loans totaling $9,259 were measured under the fair value of collateral method using third party appraisals (Level 2). None of the measurements resulted in a specific allocation.

Fair Value Summary

The following presents the recorded amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of the dates indicated. Fair values are estimated using the exit price notion.

		Estimated Fair Value
March 31, 2025	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$14,892	$14,892	$-	$-
Interest-bearing deposits	107,385	107,385	-	-
Federal funds sold	258	258	-	-
Securities available for sale	596,253	-	596,253	-
Restricted stock, at cost	1,848	-	1,848	-
Mortgage loans held for sale	938	-	938	-
Loans, net	992,774	-	-	948,390
Accrued interest receivable	6,673	-	6,673	-
Bank-owned life insurance	47,661	-	47,661	-
Financial liabilities:
Deposits	$1,657,760	$-	$1,359,101	$298,759
Accrued interest payable	1,434	-	1,434	-

		Estimated Fair Value
December 31, 2024	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$13,564	$13,564	$-	$-
Interest-bearing deposits	94,254	94,254	-	-
Federal funds sold	299	299	-	-
Securities available for sale	601,898	-	601,898	-
Restricted stock, at cost	1,848	-	1,848	-
Mortgage loans held for sale	619	-	619	-
Loans, net	977,688	-	-	927,581
Accrued interest receivable	6,469	-	6,469	-
Bank-owned life insurance	47,369	-	47,369	-
Financial liabilities:
Deposits	$1,644,752	$-	$1,332,138	$312,811
Accrued interest payable	1,462	-	1,462	-

Note 7: Components of Accumulated Other Comprehensive Loss

The following tables provide information about components of accumulated other comprehensive loss as of the dates indicated:

	Net Unrealized Loss on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$(62,556)	$(2,310)	$(64,866)
Unrealized holding loss on available for sale securities, net of tax of ($887)	(3,338)	-	(3,338)
Balance at March 31, 2024	$(65,894)	$(2,310)	$(68,204)

Balance at December 31, 2024	$(62,093)	$328	$(61,765)
Unrealized holding gain on available for sale securities, net of tax of $2,017	7,590	-	7,590
Balance at March 31, 2025	$(54,503)	$328	$(54,175)

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

Other Service Charges and Fees

Other service charges include safe deposit box rental fees, check ordering charges, and other service charges. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Check ordering charges are transaction based and therefore, the Company’s performance obligation is satisfied and related revenue recognized at a point in time.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated.

	Three Months Ended March 31,
Noninterest Income	2025	2024
In-scope of Topic 606:
Service charges on deposit accounts	$736	$675
Other service charges and fees	63	46
Credit and debit card fees, net	417	374
Trust income	579	503
Insurance and Investment (1)	354	305
Noninterest Income (in-scope of Topic 606)	$2,149	$1,903
Noninterest Income (out-of-scope of Topic 606)	406	296
Total noninterest income	$2,555	$2,199

(1) Included within other income in the Consolidated Statements of Income

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

The following tables present information about leases as of the dates and for the periods indicated:

	March 31,	December 31,
	2025	2024
Lease liability	$1,422	$1,523
Right-of-use asset	$1,209	$1,305
Weighted average remaining lease term (in years)	4.63	4.76
Weighted average discount rate	3.89%	3.87%

	For the Three Months Ended March 31,
Lease Expense	2025	2024
Operating lease expense	$111	$89
Short-term lease expense	-	5
Total lease expense	$111	$94
Cash paid for amounts included in lease liabilities	$112	$95

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability:

Undiscounted Cash Flow for the Period	As of March 31, 2025
Twelve months ending March 31, 2026	$366
Twelve months ending March 31, 2027	330
Twelve months ending March 31, 2028	303
Twelve months ending March 31, 2029	273
Twelve months ending March 31, 2030	115
Thereafter	156
Total undiscounted cash flows	$1,543
Less: discount	(121)
Lease liability	$1,422

Note 10: Stock Based Compensation

The Company’s 2023 Stock Incentive Plan (“the Plan”) provides for the grant of various forms of stock-based compensation awards that may be settled in, or based upon the value of, the Company’s common stock. The maximum number of shares available for issuance under the Plan is 120,000 shares. The restricted stock has voting rights and rights to dividends, which are paid upon vest date. For further information on the Plan, please refer to the Company’s 2024 Form 10-K.

Restricted Stock Awards

Under the Plan, restricted stock awards (“RSAs”) were granted to non-employee directors as part of the semi-annual retainer and restricted stock units ("RSUs") were granted to certain executives. The RSAs and RSUs were valued at the closing stock price on the grant date and expensed over a one-year vesting period. Stock based compensation expense charged against income was $43 for the three months ended March 31, 2025 and $32 for the three months ended March 31, 2024. As of March 31, 2025, expense of $103 related to the nonvested RSAs and RSUs is expected to be recognized over the coming 12 months. A summary of changes in the Company’s nonvested RSAs under the Plan for the three months ended March 31, 2025 follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2025	4,961	$30.98
Nonvested at March 31, 2025	4,961	$30.98

Note 11: Net Income Per Common Share

The factors used in the computation of net income per common share for the periods indicated are presented below:

	For the Three Months Ended March 31,
	2025			2024
	Net Income (Numerator)	Common Shares Weighted Average Outstanding (Denominator)	Per Share	Net Income (Numerator)	Common Shares Weighted Average Outstanding (Denominator)	Per Share
Basic net income per common share	$3,236	6,358,410	$0.51	$2,174	5,889,687	$0.37
Dilutive shares for restricted stock awards:		1,982			1,964
Diluted net income per common share	$3,236	6,360,392	$0.51	$2,174	5,891,651	$0.37

RSA grants are disregarded in the computation of diluted net income per share if they are determined to be anti-dilutive. There were no anti-dilutive RSAs for the three months ended March 31, 2025 and March 31, 2024.

Note 12 – Goodwill and Other Intangibles

The aggregate amortization expense was $97 for the three months ended March 31, 2025. The following table provides information on the significant components of goodwill and other acquired intangible assets at March 31, 2025.

	Beginning Balance	Additions	Accumulated Amortization	Ending Balance
Goodwill	$10,718	$-	$-	$10,718
Core deposit intangible	$1,863	$-	$(97)	$1,766

As of March 31, 2025, estimated future remaining amortization of the core deposit intangible within the years ending December 31, is as follows:

Amortization Expense
2025	$276
2026	331
2027	290
2028	248
2029	207
2030	165
Thereafter	249
Total amortizing core deposit intangible	$1,766

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

$ in thousands, except per share data

The purpose of this discussion and analysis is to provide information about the financial condition and results of operations of the Company. Please refer to the financial statements and other information included in this report as well as the Company’s 2024 Form 10-K for an understanding of the following discussion and analysis. References in the following discussion and analysis to “we” or “us” refer to the Company unless the context indicates that the reference is to the Bank.

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

These risks and uncertainties should be considered in evaluating the forward-looking statements contained in this report. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report. This discussion and analysis should be read in conjunction with the description of our “Risk Factors” in Item 1A of the Company's 2024 Form 10-K.

Overview

NBI is a financial holding company that was organized in 1986 under the laws of Virginia and is registered under the Bank Holding Company Act of 1956. NBI common stock is listed on the Nasdaq Capital Market and is traded under the symbol “NKSH.”

NBI has two wholly-owned subsidiaries; the National Bank of Blacksburg ("NBB") and National Bankshares Financial Services, Inc. ("NBFS"). NBB is a community bank and does business as National Bank from 28 office locations and one loan production office. NBB is the source of nearly all of the Company’s revenue. NBFS does business as National Bankshares Investment Services and National Bankshares Insurance Services. Income from NBFS is not significant at this time, nor is it expected to be so in the near future.

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

Critical accounting policies are most important to the portrayal of the Company’s financial condition or results of operations and require management’s most difficult, subjective, and complex judgments about matters that are inherently uncertain. If conditions occur that differ from our assumptions, depending upon the severity of such differences, the Company’s financial condition or results of operations may be materially impacted. The Company has designated the following policies as critical: those governing the allowance for credit losses, goodwill, the pension plan, core deposit intangibles and loans acquired in a business combination. The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them as needed. For information on the Company's critical accounting policies, please refer to the Company’s 2024 Form 10-K, Note 1: Summary of Significant Accounting Policies.

Acquisition of Frontier Community Bank

On June 1, 2024, the Company and the Bank acquired FCB, a Virginia chartered commercial bank headquartered in Waynesboro, Virginia. FCB’s balances and results of operations are included in the Company’s consolidated results beginning on June 1, 2024.

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

	Three Months Ended March 31,
Net Interest Margin, FTE	2025	2024
Interest income (GAAP)	$18,203	$16,021
Add: FTE adjustment	238	244
Interest income, FTE (non-GAAP)	18,441	16,265
Interest expense (GAAP)	7,947	7,776
Net interest income, FTE (non-GAAP)	$10,494	$8,489
Average balance of interest-earning assets	$1,768,493	$1,638,704
Net interest margin (non-GAAP)	2.41%	2.08%

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

	Three Months Ended March 31,
Efficiency Ratio	2025	2024
Noninterest expense (GAAP)	$8,633	$7,762
Less: merger-related expense	-	(484)
Less: conversion expense (1)	(46)	-
Adjusted noninterest expense (non-GAAP)	$8,587	$7,278
Noninterest income (GAAP)	$2,555	$2,199
Net interest income, FTE (non-GAAP)	10,494	8,489
Total income for efficiency ratio (non-GAAP)	$13,049	$10,688
Efficiency ratio (non-GAAP)	65.81%	68.10%

(1)
Conversion expense stems from an upcoming system upgrade that will provide greater efficiency and product offerings.

Adjusted Return on Average Assets and Adjusted Return on Average Equity

The adjusted return on average assets and adjusted return on average equity are measures of profitability, calculated by annualizing net income and dividing by average year-to-date assets or equity, respectively. Significant income or expenses that are unusual or not expected to recur during the year are not annualized, in order to reduce distortion within the ratios. The tables below present the reconciliation of adjusted annualized net income, which is not a measurement under GAAP, for the periods indicated.

	Three Months Ended March 31,
	2025	2024
Net income per GAAP	$3,236	$2,174
Less: items not annualized:
Partnership income net of tax of ($52) and ($35) for the periods ended March 31, 2025 and 2024, respectively	(197)	(134)
Merger-related expense for the period ended March 31, 2024	-	484
Conversion expense, net of tax of $10 for the period ended March 31, 2025	36	-
Total non-annualized items	(161)	350
Adjusted net income	$3,075	$2,524
Adjusted net income, annualized	$12,471	$10,151
Add: total non-annualized items	161	(350)
Annualized net income for ratio calculation (non-GAAP)	$12,632	$9,801
Return on average assets (GAAP)	0.72%	0.53%
Adjusted return on average assets (non-GAAP)	0.69%	0.59%
Return on average equity (GAAP)	8.14%	6.43%
Adjusted return on average equity (non-GAAP)	7.84%	7.20%

Performance Summary

Key to understanding the Company’s results of operations and financial position is the acquisition of FCB in 2024, the impact of the interest rate environment and the upcoming system conversion that will enhance efficiency and product offerings.

The acquisition of FCB on June 1, 2024 expanded the Company's footprint into desirable markets and increased its growth potential. The acquisition added to the balance sheet $118,743 in loans, $129,717 in deposits and $14,299 in equity.The Company also recorded merger expenses detailed under Non-GAAP above.

Between March 2022 and July 2023, the Federal Reserve increased interest rates 525 basis points. The rapidity and magnitude of the change was unprecedented and spurred intense competitive pressure for deposits, affected the fair value of the Company’s securities, and dampened loan demand. The effects of the interest rate environment continued into 2024, however, the Federal Reserve's 100 basis point interest rate cut between September and December eased deposit pricing pressure beginning in the fourth quarter of 2024 and continued to positively influence results in 2025. The following table presents the Company’s key performance indicators for the periods indicated.

	Three Months Ended March 31,
Summary Key Performance Indicators	2025	2024
Net Income	$3,236	$2,174
Return on average assets	0.72%	0.53%
Adjusted return on average assets (1)	0.69%	0.59%
Return on average equity	8.14%	6.43%
Adjusted return on average equity (1)	7.84%	7.20%
Basic net income per common share	$0.51	$0.37
Diluted net income per common share(2)	$0.51	$0.37
Net interest margin (1)	2.41%	2.08%
Efficiency ratio (1)	65.81%	68.10%

(1)
See “Non-GAAP Financial Measures” above.
(2)
Average dilutive common shares were 1,982 and 1,964 for the three months ended March 31, 2025 and 2024, respectively. Dilutive common shares stem from unvested restricted stock.

Net income for the three months ended March 31, 2025 increased when compared with the comparable period of 2024, due to net interest margin expansion and merger related expenses in 2024. The net interest margin as well as key noninterest income and expense items are discussed below.

Net Interest Income

The following tables show interest‑earning assets and interest‑bearing liabilities, the interest earned or paid, the average yield or rate on the daily average balance outstanding, net interest income and net interest margin for the periods indicated.

	Three Months Ended March 31,
	2025			2024
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans (1)(2)(3)(4)(5)	$995,049	$13,060	5.32%	$858,291	$10,400	4.87%
Taxable securities (5)(6)	615,788	3,883	2.56%	633,510	4,276	2.71%
Nontaxable securities (1)(5)	62,964	456	2.94%	64,179	460	2.88%
Federal funds sold	261	3	4.66%	-	-	-
Interest-bearing deposits	94,431	1,039	4.46%	82,724	1,129	5.49%
Total interest-earning assets	$1,768,493	$18,441	4.23%	$1,638,704	$16,265	3.99%
Interest-bearing liabilities:
Interest-bearing demand deposits	$871,007	$4,583	2.13%	$822,555	$4,989	2.44%
Savings deposits	177,981	219	0.50%	175,949	235	0.54%
Time deposits (7)	307,328	3,145	4.15%	234,670	2,552	4.37%
Total interest-bearing liabilities	$1,356,316	$7,947	2.38%	$1,233,174	$7,776	2.54%
Net interest income and interest rate spread		$10,494	1.85%		$8,489	1.45%
Net interest margin			2.41%			2.08%

(1)
Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 21%.
(2)
Included in interest income are loan fees of $68 and $48 for the three months ended March 31, 2025 and 2024, respectively. Also included in interest income is accretion of discounts on acquired loans of $251 for the three months ended March 31, 2025.
(3)
Nonaccrual loans are included in average balances for yield computations.
(4)
Includes loans held for sale.
(5)
Daily averages are shown at amortized cost.
(6)
Includes restricted stock.
(7)
Included in interest expense is amortization of premium on acquired time deposits of $58 for the three months ended March 31, 2025.

When the three month periods ended March 31, 2025 and 2024 are compared, the yield on earning assets increased and the cost of interest bearing liabilities decreased, improving the net interest margin. The Federal Reserve's interest rate cuts between September and December 2024 immediately reduced expense for deposits with pricing based on the prime interest rate. Current interest rates are still at a level that will allow improved interest income as loans continue to reach repricing dates.

Noninterest Income

	Three Months Ended March 31,		Change
	2025	2024	Dollars	Percent
Service charges on deposits	$736	$675	$61	9.04%
Other service charges and fees	63	46	17	36.96%
Credit and debit card fees, net	417	374	43	11.50%
Trust income	579	503	76	15.11%
BOLI income	292	258	34	13.18%
Gain on sale of mortgage loans	25	24	1	4.17%
Other income	443	319	124	38.87%
Total noninterest income	$2,555	$2,199	$356	16.19%

Service charges on deposit accounts increased when the three months ended March 31, 2025 are compared with the comparable period of 2024, due to higher levels of deposits.

Credit and debit card fees, net, increased when the three months ended March 31, 2025 are compared with the comparable period of 2024, due to transaction volume.

Trust income increased due to higher assets under management, when the three months ended March 31, 2025 are compared with the comparable period of 2024.

BOLI income increased when the three months ended March 31, 2025 is compared with the comparable period of 2024 due to income from policies acquired from FCB.

Other income includes revenue from investment and insurance sales, adjustments to partnership basis and other miscellaneous components. Insurance income and a vendor incentive payment account for the increase when the three months ended March 31, 2025 is compared with the comparable period of 2024.

Noninterest Expense

	Three Months Ended March 31,		Change
	2025	2024	Dollars	Percent
Salaries and employee benefits	$5,188	$4,466	$722	16.17%
Occupancy, furniture and fixtures	656	539	117	21.71%
Data processing and ATM	1,078	867	211	24.34%
FDIC assessment	207	187	20	10.70%
Intangible asset amortization	97	-	97	NM
Franchise taxes	373	350	23	6.57%
Professional services	299	240	59	24.58%
Merger-related expenses	-	484	(484)	NM
Conversion expenses	46	-	46	NM
Other operating expenses	689	629	60	9.54%
Total noninterest expense	$8,633	$7,762	$871	11.22%

Noninterest expense increased when the three months ended March 31, 2025 are compared with the comparable period of 2024. Salaries and employee benefits, which include payroll taxes, health insurance, contributions to the employee stock ownership plan and employee 401(k), pension expense, incentives and salary continuation increased when the three months ended March 31, 2025 is compared with the comparable period of 2024, reflecting the addition of FCB employees.

Occupancy, furniture and fixtures expense increased when the three months ended March 31, 2025 are compared with the comparable period of 2024 due to additional assets acquired from FCB and higher maintenance costs.

Data processing and ATM and FDIC assessment expenses increased when the three months ended March 31, 2025 are compared with the comparable period of 2024 due to expenses associated with the branches acquired from FCB and a larger assessment base.

Professional services include legal, audit and consulting expenses, which increased when the three months ended March 31, 2025 are compared with the comparable period of 2024 due to higher fees for the expanded asset base and system considerations associated with the FCB acquisition.

During 2024, the Company recorded expenses associated with its acquisition of FCB, including legal and consulting fees.

Conversion expense includes payments made to vendors in advance of the system upgrade planned for the second quarter of 2025.

Other operating expenses increased when the three months ended March 31, 2025 are compared with the comparable period of 2024. The category of other operating expenses includes expense for marketing and business development, supplies, non-service pension cost and charitable donations, among others. Included in various categories of noninterest expense are expenses to manage cybersecurity risk. The cost of these measures was $81 for the three months ended March 31, 2025 and $89 for the three months ended March 31, 2024. The Company places high priority on cybersecurity. The decrease in expense reflects renegotiation of contracts and licensing.

Income Tax

The Company’s income tax expense for the three months ended March 31, 2025 was $666 and effective tax rate was 17.07%. For the three months ended March 31, 2024, the Company’s income tax expense was $518 and effective tax rate was 19.24%. The merger related expense was not tax deductible, resulting in an increase to the Company’s effective tax rate for 2024.

Asset Quality

Key indicators of the Company’s asset quality are presented in the following table.

	March 31,		December 31,
	2025	2024	2024
Nonaccrual loans	$2,173	$2,591	$2,222
Loans past due 90 days or more, and still accruing	166	162	548
ACLL to loans net of deferred fees and costs	1.05%	1.05%	1.04%
Net charge-off ratio	0.02%	0.02%	0.03%
Ratio of nonperforming loans to loans, net of deferred fees and costs	0.22%	0.30%	0.22%
Ratio of ACLL to nonperforming loans	482.74%	349.48%	461.84%

For information on the Company’s policies on the ACLL, please refer to the Company’s 2024 Form 10-K, Note 1: Summary of Significant Accounting Policies.

The Company’s risk analysis as of March 31, 2025 determined an ACLL of $10,490, or 1.05% of loans net of deferred fees and costs. This compares with an allowance of $10,262 as of December 31, 2024, or 1.04% of loans. To determine the appropriate level of the ACLL, the Company considers credit risk for individually evaluated loans and for groups of loans evaluated collectively.

Individually Evaluated Loans

As of March 31, 2025, individually evaluated loans were $10,414. Three individually evaluated loans were collateral dependent but were adequately collateralized and did not result in an individual allocation. The remaining individually evaluated loans were measured using the discounted cash flow method, resulting in an allocation of $76.

As of December 31, 2024, individually evaluated loans were $10,521. Three individually evaluated loans were collateral dependent but were adequately collateralized and did not result in an individual allocation. The remaining individually evaluated loans were measured using the discounted cash flow method, resulting in an allocation of $80.

Collectively Evaluated Loans

Collectively evaluated loans totaled $993,491, with an ACLL of $10,414 as of March 31, 2025. As of December 31, 2024, collectively evaluated loans totaled $978,092, with an allowance of $10,182.

Collectively evaluated loans are divided into classes based upon risk characteristics. Utilizing historical loss information and peer data, the Company calculates probability of default ("PD") and loss given default ("LGD") for each class, which is adjusted for a reasonable and supportable forecast. Cash flow projections based on each loan’s contractual terms are modified by the adjusted PD and LGD for its class. Loan classes are allocated additional loss estimates based upon the Company’s analysis of qualitative factors including economic measures, asset quality indicators, loan characteristics, and changes to internal Company policies and management.

Reasonable and Supportable Forecast

The Company applies national unemployment forecasts to project cash flows. The Company determined that 12 months represents a reasonable and supportable forecast period as of March 31, 2025, and set a period of 12 months to revert to historical losses on a straight-line basis. The forecast applied as of March 31, 2025 projects that unemployment will be stable over the next 12 months at a lower level than the forecast applied as of December 31, 2024. The lower unemployment forecast decreased the required level of the ACLL when March 31, 2025 is compared with December 31, 2024.

Qualitative Factors: Economic

The Company sources economic data pertinent to its market from the most recently available publications, including business and personal bankruptcy filings, the residential vacancy rate and the inventory of new and existing homes.

Higher bankruptcy filings indicate heightened credit risk and increase the ACLL, while lower bankruptcy filings have a beneficial impact on credit risk. Compared with data available as of December 31, 2024, business bankruptcy filings increased while personal bankruptcies filings decreased.

Residential vacancy rates and housing inventory impact the Company’s residential construction customers and the consumer real estate market. Higher levels increase credit risk. The residential vacancy rate available as of March 31, 2025 was the same as the data incorporated into the December 31, 2024 calculation. Housing data available as of March 31, 2025 showed higher inventory than as of December 31, 2024, resulting in a higher allocation.

Qualitative Factors: Asset Quality Indicators

Accruing past due loans are analyzed at the class level and compared with previous levels. Increases in past due loans indicate heightened credit risk. Accruing loans past due 30-89 days were 0.19% of total loans as of March 31, 2025, a decrease from 0.30% as of December 31, 2024.

Qualitative Factors: Other Considerations

The Company considers other factors that impact credit risk, including the interest rate environment, the competitive, legal and regulatory environments, changes in lending policies and loan review, changes in lending management, and high risk loans.

The interest rate environment impacts variable rate loans. The Federal Reserve’s substantial interest rate increases between March 2022 and July 2023 have increased and are expected to continue to increase payments on the Company’s variable rate loans as they reach contractual repricing dates, despite the Federal Reserve's recent reduction in their target rate. The Company allocates additional reserve each time the Federal Reserve increases rates, under the expectation that higher payments may increase credit risk. After the rate increase has been in effect for one year, the allocation may be removed if management deems that the impact of the change has become integrated to the portfolio. As of March 31, 2025, the Company maintained its allocation from December 31, 2024.

The competitive, legal and regulatory environments were evaluated for changes that would affect credit risk. Higher competition for loans increases credit risk, while lower competition decreases credit risk. Competition remained at similar levels to those at December 31, 2024. The legal and regulatory environments also remain in a similar posture to December 31, 2024.

Lending policies, loan review procedures and management’s experience influence credit risk. Policies and procedures remain similar to those at December 31, 2024. The Company maintained an allocation to account for integration of FCB lenders.

Levels of high risk loans are considered in the determination of the level of the ACLL. A decrease in the level of high risk loans within a class decreases the required allocation for the loan class, and an increase in the level of high risk loans within a class increases the required allocation for the loan class. Total high risk loans increased from the level at December 31, 2024.

Unallocated Surplus

The unallocated surplus as of March 31, 2025 was $35, or 0.33% in excess of the calculated requirement. The unallocated surplus at December 31, 2024 was $50, or 0.49% in excess of the calculated requirement. The surplus provides some mitigation of current economic uncertainty that may impact credit risk.

Conclusion

The calculation of the appropriate level for the ACLL incorporates analysis of multiple factors and requires management’s prudent and informed judgment. The Company augmented the calculated requirement with an unallocated surplus. Based on analysis of historical indicators, asset quality and economic factors, management believes the level of ACLL is reasonable for the credit risk in the loan portfolio as of March 31, 2025.

ACL on Unfunded Commitments

The ACL on unfunded commitments was $250, or 0.15% of unfunded commitments as of March 31, 2025. The ACL on unfunded commitments was $251, or 0.14% as of December 31, 2024.

Provision for (Recovery of) Credit Losses

The provision for credit losses represents charges to earnings necessary to maintain an adequate allowance. The adequacy of the ACLL is reviewed quarterly and adjustments are made as determined necessary. The Company recorded a provision for credit losses on loans of $277 and a recovery of credit losses on unfunded commitments of $1 for the three months ended March 31, 2025, compared with a provision for credit losses on loans of $5 and a recovery of $15 for unfunded commitments for the three months ended March 31, 2024. The increase in the provision for credit losses on loans was due to growth in the loan portfolio and softening economic factors.

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

The Company reviews each modification to determine whether the borrower is experiencing financial difficulty, including indicators of default, bankruptcy, going concern, insufficient projected cash flows and inability to obtain financing from other sources. Please refer to Note 3: Loans and Allowance for Credit Losses in Part I, Item 1 of this report for more information on loans modified for borrowers experiencing financial difficulty.

During the three months ended March 31, 2025 and 2024, the Company modified loans in the normal course of business for borrowers who were not experiencing financial difficulty. During the three months ended March 31, 2025, the Company modified 195 loans totaling $24,105. During the three months ended March 31, 2024, the Company provided 216 modifications to loans totaling $22,322.

Key Assets and Liabilities

NBI’s key assets and liabilities and their change from December 31, 2024 are shown in the following table.

	March 31,	December 31,	Change
	2025	2024	Dollars	Percent
Interest-bearing deposits	$107,385	$94,254	$13,131	13.93%
Securities available for sale, at fair value and restricted stock	598,101	603,746	(5,645)	(0.93)%
Loans, net	992,774	977,688	15,086	1.54%
Total assets	1,835,717	1,811,636	24,081	1.33%
Deposits	1,657,760	1,644,752	13,008	0.79%

Average Balances

Year-to-date daily averages for the major balance sheet categories are as follows:

	March 31,	December 31,	Change
	2025	2024	Dollars	Percent
Assets
Interest-bearing deposits	$94,431	$76,211	$18,220	23.91%
Securities available for sale, at fair value and restricted stock	604,642	611,914	(7,272)	(1.19)%
Loans, net	984,665	928,293	56,372	6.07%
Total assets	1,819,747	1,744,440	75,307	4.32%
Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$291,234	$290,038	$1,196	0.41%
Interest-bearing demand deposits	871,007	838,526	32,481	3.87%
Savings deposits	177,981	176,014	1,967	1.12%
Time deposits	307,328	278,535	28,793	10.34%
Stockholders’ equity	161,133	147,474	13,659	9.26%

Increased customer deposits resulted in increased investment in interest bearing deposit assets. Changes in securities, loans, deposits and stockholders’ equity are discussed below.

Securities

The Company's securities are designated as available for sale and as such, are reported at fair value. The following table presents information on securities available for sale as of the dates indicated:

	March 31,	December 31,	Change
	2025	2024	Dollars	Percent
Amortized cost	$665,244	$680,496	$(15,252)	(2.24)%
Unrealized loss, net	(68,991)	(78,598)	9,607	12.22%
Securities available for sale, at fair value	$596,253	$601,898	$(5,645)	(0.94)%

The unrealized loss in the Company’s investment portfolio is due to interest rate risk. The fair value of bonds moves inversely to interest rate changes and expectations of interest rate changes. Most of the Company’s securities were purchased during periods prior to the Federal Reserve’s interest rate increases that began in March of 2022. The Company’s analysis of the securities portfolio determined no identifiable credit risk as of March 31, 2025 and no ACL has been recorded. Please refer to Note 1: General and Summary of Significant Accounting Policies of the Company's 2024 Form 10-K and Note 4: Securities in Part I, Item 1 of this report for additional information on the securities portfolio.

Loans

	March 31,	December 31,	Change
	2025	2024	Dollars	Percent
Real estate construction	$42,942	$50,798	$(7,856)	(15.47)%
Consumer real estate	311,549	307,855	3,694	1.20%
Commercial real estate	497,072	478,078	18,994	3.97%
Commercial non real estate	53,156	51,844	1,312	2.53%
Public sector and IDA	56,981	57,171	(190)	(0.33)%
Consumer non real estate	42,205	42,867	(662)	(1.54)%
Less: deferred fees and costs	(641)	(663)	22	(3.32)%
Loans, net of deferred fees and costs	$1,003,264	$987,950	$15,314	1.55%

The increase from December 31, 2024 is the result of organic growth. The Company is positioned to make every loan that meets its underwriting standards.

Deposits

	March 31,	December 31,	Change
	2025	2024	Dollars	Percent
Noninterest-bearing demand deposits	$301,149	$290,088	$11,061	3.81%
Interest-bearing demand deposits	879,215	864,753	14,462	1.67%
Savings deposits	178,737	177,297	1,440	0.81%
Time deposits	298,659	312,614	(13,955)	(4.46)%
Total deposits	$1,657,760	$1,644,752	$13,008	0.79%

The Company’s depositors within its market area are diverse, including individuals, businesses and municipalities. The Company does not have any brokered deposits. Depositors are insured up to the FDIC maximum of $250 thousand. Municipal deposits, which account for approximately 24% of the Company’s deposits, have additional security from bonds pledged as collateral, in accordance with state regulation. Of the Company’s non-municipal deposits, approximately 23% are uninsured.

Capital Resources

	March 31,	December 31,	Change
	2025	2024	Dollars	Percent
Common stock and additional paid in capital	$21,874	$21,831	$43	0.20%
Retained earnings	199,579	196,343	3,236	1.65%
Accumulated other comprehensive loss	(54,175)	(61,765)	7,590	(12.29)%
Total stockholders’ equity	$167,278	$156,409	$10,869	6.95%

The increase in stockholders’ equity reflects a decrease in the unrealized losses on securities available for sale and net income during the three months ended March 31, 2025

The Company qualifies as a small bank holding company under the Federal Reserve’s Small Bank Holding Company Policy Statement, which exempts bank holding companies with less than $3 billion in assets from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements. NBB is subject to various capital requirements administered by banking agencies, including an additional capital conservation buffer in order to make capital distributions or discretionary bonus payments. Risk-based capital ratios are calculated in compliance with OCC rules based on the Basel III Capital Rules. Capital ratios for NBB are shown in the following tables.

	March 31, 2025	December 31, 2024	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservation Buffer
Common Equity Tier I Capital Ratio	15.62%	15.28%	4.50%	7.00%
Tier I Capital Ratio	15.62%	15.28%	6.00%	8.50%
Total Capital Ratio	16.50%	16.14%	8.00%	10.50%
Leverage Ratio	10.29%	10.25%	4.00%	4.00%

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

As of March 31, 2025, the Company had $295,790 of borrowing capacity from the FHLB and the Company had $176,162 of unused capacity at the Federal Reserve Bank discount window. As of March 31, 2025, the Company did not have purchased deposits, discount window borrowings or short-term borrowings.

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

Regulatory capital levels determine the Company’s ability to use purchased deposits and the Federal Reserve Bank discount window. As of March 31, 2025, the Company is considered well capitalized and does not have any restrictions on purchased deposits or borrowing ability at the Federal Reserve Bank discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. As of March 31, 2025, the Company’s liquidity is sufficient to meet projected trends.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. As of March 31, 2025, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s internally-set target range. As of March 31, 2025, the loan to deposit ratio was 60.52%. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

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

The Company sells mortgages on the secondary market. Our agreement with the purchaser provides for strict underwriting and documentation requirements. Violation of the representations and warranties of the agreement would entitle the purchaser to recourse provisions. The Company has determined that its risk in this area is not significant because of the low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of March 31, 2025. To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit. There were no material changes in off-balance sheet arrangements during the three months ended March 31, 2025.

Contractual Obligations

The Company had no finance lease or purchase obligations and no long-term debt at March 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Because of the inherent limitations in all control systems, the Company believes that no system of controls, no matter how well designed and operated, can provide absolute assurance that all control issues have been detected.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending or threatened legal proceedings to which the Company or any of its subsidiaries is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A. Risk Factors

Please refer to the “Risk Factors” previously disclosed in Item 1A of the Company's 2024 Form 10-K and the factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” in Part I. Item 2 of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
None.
(b)
None.
(c)
During the fiscal quarter ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

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
+101

The following materials from National Bankshares, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2025 are formatted in iXBRL (Inline Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets at March 31, 2025 and December 31, 2024; (ii) Consolidated Statements of Income for the three months ended March 31, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2025 and 2024; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024; and (vi) Notes to Consolidated Financial Statements.

Filed herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

Date: May 14, 2025	/s/ F. Brad Denardo
By: F. Brad Denardo
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2025	/s/ Lora M. Jones
By: Lora M. Jones
Treasurer and
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)