Form 10-Q
period 2025-06-30
NATIONAL BANKSHARES INC
filed 2025-08-13
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Outstanding shares of common stock at August 13, 2025
6,366,001

NATIONAL BANKSHARES, INC.

Form 10-Q

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

National Bankshares, Inc.

Consolidated Balance Sheets

	(Unaudited)
(in thousands, except share and per share data)	June 30, 2025	December 31, 2024
Assets
Cash and due from banks	$9,798	$13,564
Interest-bearing deposits	83,051	94,254
Federal funds sold	-	299
Total cash and cash equivalents	92,849	108,117
Securities available for sale, at fair value	590,021	601,898
Mortgage loans held for sale	1,072	619
Loans:
Real estate construction loans	44,529	50,798
Consumer real estate loans	317,949	307,855
Commercial real estate loans	494,755	478,078
Commercial non real estate loans	51,383	51,844
Public sector and IDA loans	56,347	57,171
Consumer non real estate loans	46,172	42,867
Total loans	1,011,135	988,613
Less: deferred fees and costs	(438)	(663)
Loans, net of deferred fees and costs	1,010,697	987,950
Less: allowance for credit losses	(10,422)	(10,262)
Loans, net	1,000,275	977,688
Premises and equipment, net	17,829	16,826
Accrued interest receivable	6,413	6,469
Goodwill	10,718	10,718
Core deposit intangible, net	1,671	1,863
Bank-owned life insurance ("BOLI")	47,958	47,369
Other assets	37,804	40,068
Total assets	$1,806,610	$1,811,635
Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$306,427	$290,088
Interest-bearing demand deposits	852,405	864,753
Savings deposits	140,285	143,109
Time deposits	328,558	346,802
Total deposits	1,627,675	1,644,752
Accrued interest payable	1,522	1,462
Other liabilities	8,677	9,013
Total liabilities	1,637,874	1,655,227
Commitments and contingencies
Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	$-	$-
Common stock of $1.25 par value and additional paid in capital. Authorized 10,000,000 shares; issued and outstanding 6,366,001 (including 5,028 unvested) shares as of June 30, 2025 and 6,363,371 (including 4,961 unvested) shares as of December 31, 2024	21,925	21,831
Retained earnings	197,223	196,343
Accumulated other comprehensive loss, net	(50,412)	(61,765)
Total stockholders' equity	168,736	156,409
Total liabilities and stockholders' equity	$1,806,610	$1,811,636

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended June 30,
(in thousands, except share and per share data)	2025	2024
Interest Income
Interest and fees on loans	$13,495	$11,305
Interest on federal funds sold	2	10
Interest on interest-bearing deposits	978	1,229
Interest on securities – taxable	3,725	4,213
Interest on securities – nontaxable	337	338
Total interest income	18,537	17,095
Interest Expense
Interest on time deposits	3,058	3,090
Interest on other deposits	4,488	5,326
Interest on borrowings	-	2
Total interest expense	7,546	8,418
Net interest income	10,991	8,677
Provision for credit losses	36	1,302
Net interest income after provision for credit losses	10,955	7,375

Noninterest Income
Service charges on deposit accounts	735	678
Other service charges and fees	72	87
Credit and debit card fees, net	366	423
Trust income	578	513
BOLI income	297	269
Gain on sale of mortgage loans held for sale	54	58
Other income	177	239
Total noninterest income	2,279	2,267

Noninterest Expense
Salaries and employee benefits	5,203	4,687
Occupancy, furniture and fixtures	731	637
Data processing and ATM	701	800
FDIC assessment	210	192
Intangible asset amortization	95	35
Franchise taxes	358	358
Professional services	509	272
Merger-related expense	-	2,257
Conversion expense	1,977	173
Other operating expenses	799	716
Total noninterest expense	10,583	10,127
Income (loss) before income tax	2,651	(485)
Income tax expense (benefit)	362	(178)
Net Income (Loss)	$2,289	$(307)
Basic net income (loss) per common share	$0.36	$(0.05)
Diluted net income (loss) per common share	$0.36	$(0.05)
Weighted average number of common shares outstanding, basic	6,358,917	6,028,220
Weighted average number of common shares outstanding, diluted	6,361,582	6,028,220
Dividends declared per common share	$0.73	$0.73

National Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended June 30, 2025 and 2024

(Unaudited)

	Three months ended June 30,
(in thousands)	2025	2024
Net Income (Loss)	$2,289	$(307)

Other Comprehensive Income (Loss), Net of Tax
Unrealized holding gain (loss) on available for sale securities net of tax of $1,000 and ($40) for the periods ended June 30, 2025 and 2024, respectively	3,763	(150)
Other comprehensive income (loss), net of tax	3,763	(150)
Total Comprehensive Income (Loss)	$6,052	$(457)

National Bankshares, Inc.

Consolidated Statements of Income
(Unaudited)

	For the Six Months Ended June 30,
(in thousands, except share and per share data)	2025	2024
Interest Income
Interest and fees on loans	$26,454	$21,589
Interest on federal funds sold	5	10
Interest on interest-bearing deposits	2,017	2,358
Interest on securities – taxable	7,585	8,467
Interest on securities – nontaxable	673	677
Total interest income	36,734	33,101
Interest Expense
Interest on time deposits	6,369	5,822
Interest on other deposits	9,124	10,370
Interest on borrowings	-	2
Total interest expense	15,493	16,194
Net interest income	21,241	16,907
Provision for credit losses	312	1,292
Net interest income after provision for credit losses	20,929	15,615

Noninterest Income
Service charges on deposit accounts	1,433	1,311
Other service charges and fees	156	169
Credit and debit card fees, net	783	797
Trust income	1,157	1,016
BOLI income	589	527
Gain on sale of mortgage loans held for sale	79	82
Other income	642	580
Total noninterest income	4,839	4,482

Noninterest Expense
Salaries and employee benefits	10,391	9,153
Occupancy, furniture and fixtures	1,470	1,260
Data processing and ATM	1,684	1,566
FDIC assessment	417	379
Intangible asset amortization	192	35
Franchise taxes	731	708
Professional services	808	512
Merger-related expense	-	2,741
Conversion expense	2,023	173
Other operating expenses	1,499	1,362
Total noninterest expense	19,215	17,889
Income before income tax expense	6,553	2,208
Income tax expense	1,028	341
Net Income	$5,525	$1,867
Basic net income per common share	$0.87	$0.31
Diluted net income per common share	$0.87	$0.31
Weighted average number of common shares outstanding, basic	6,358,665	5,958,953
Weighted average number of common shares outstanding, diluted	6,360,990	5,961,037
Dividends declared per common share	$0.73	$0.73

National Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Loss)

Six Months Ended June 30, 2025 and 2024

(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2025	2024
Net Income	$5,525	$1,867

Other Comprehensive Income (Loss), Net of Tax
Unrealized holding gain (loss) on available for sale securities net of tax of $3,017 and ($927) for the periods ended June 30, 2025 and 2024, respectively	11,353	(3,488)
Other comprehensive income (loss), net of tax	11,353	(3,488)
Total Comprehensive Income (Loss)	$16,878	$(1,621)

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended June 30, 2025 and 2024

(Unaudited)

(in thousands except share data)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at March 31, 2024	$7,436	$200,158	$(68,204)	$139,390
Net loss	–	(307)	–	(307)
Acquisition of Frontier Community Bank	14,299	–	–	14,299
Cash dividends of $0.73 per share	–	(4,303)	–	(4,303)
Other comprehensive loss, net of tax of ($40)	–	–	(150)	(150)
Stock based compensation	33	–	–	33
Balances at June 30, 2024	$21,768	$195,548	$(68,354)	$148,962

Balances at March 31, 2025	$21,874	$199,579	$(54,175)	$167,278
Net income	–	2,289	–	2,289
Cash dividends of $0.73 per share	–	(4,645)	–	(4,645)
Other comprehensive income, net of tax of $1,000	–	–	3,763	3,763
Stock based compensation	51	–	–	51
Balances at June 30, 2025	$21,925	$197,223	$(50,412)	$168,736

Six Months Ended June 30, 2025 and 2024

(Unaudited)

(in thousands except per share data)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2023	$7,404	$197,984	$(64,866)	$140,522
Net income	–	1,867	–	1,867
Acquisition of Frontier Community Bank	14,299	–	–	14,299
Cash dividends of $0.73 per share	–	(4,303)	–	(4,303)
Other comprehensive loss, net of tax of ($927)	–	–	(3,488)	(3,488)
Stock based compensation	65	–	–	65
Balances at June 30, 2024	$21,768	$195,548	$(68,354)	$148,962

Balances at December 31, 2024	$21,831	$196,343	$(61,765)	$156,409
Net income	–	5,525	–	5,525
Cash dividends of $0.73 per share	–	(4,645)	–	(4,645)
Other comprehensive income, net of tax of $3,017	–	–	11,353	11,353
Stock based compensation	94	–	–	94
Balances at June 30, 2025	$21,925	$197,223	$(50,412)	$168,736

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2025 and 2024

(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2025	2024
Cash Flows from Operating Activities
Net income	$5,525	$1,867
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	312	1,292
Depreciation of premises and equipment	509	424
Amortization of premiums and accretion of discounts on securities, net	525	520
Amortization of core deposit intangible	192	35
Accretion of fair value of acquired loans	(615)	(111)
Amortization of fair value of acquired time deposits and leases	92	56
Origination of mortgage loans held for sale	(5,270)	(5,125)
Proceeds from sale of mortgage loans held for sale	4,896	5,488
Gain on sale of mortgage loans held for sale	(79)	(82)
Increase in cash value of bank-owned life insurance	(589)	(527)
Equity based compensation expense	94	65
Net change in:
Accrued interest receivable	56	35
Other assets	(352)	(5,690)
Accrued interest payable	60	974
Other liabilities	(723)	1,661
Net cash provided by operating activities	4,633	882

Cash Flows from Investing Activities
Proceeds from repayments of mortgage-backed securities	6,722	6,765
Proceeds from calls, sales and maturities of securities available for sale	19,000	11,024
Net change in restricted stock	-	265
Purchase of loan participations	(17,027)	(12,228)
Collection of loan participations	2,060	5,321
Loan originations and principal collections, net	(7,418)	(7,247)
Recoveries on loans charged off	91	103
Purchases of premises and equipment	(1,506)	(1,331)
Cash acquired in the acquisition, net of cash paid	-	6,898
Net cash provided by investing activities	1,922	9,570

Cash Flows from Financing Activities
Net change in time deposits	(18,345)	12,786
Net change in other deposits	1,167	(1,425)
Cash dividends paid	(4,645)	(4,302)
Repayment of borrowings	-	(5,230)
Net cash (used in) provided by financing activities	(21,823)	1,829
Net change in cash and cash equivalents	(15,268)	12,281
Cash and cash equivalents at beginning of period	108,117	86,603
Cash and cash equivalents at end of period	$92,849	$98,884

	For the Six Months Ended June 30,
(in thousands)	2025	2024
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$15,433	$15,220
Income taxes	1,076	715

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for credit losses	$253	$177
Unrealized holding gain on securities available for sale	14,370	(4,415)
Lease liabilities arising from obtaining right-of-use assets during the period	354	548

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Notes to Consolidated Financial Statements

June 30, 2025

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

Application of the principles of GAAP and practices within the banking industry require management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statement; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions, and judgments. Certain policies inherently rely more extensively on the use of estimates, assumptions, and judgments and as such may have a greater possibility of producing results that could be materially different than originally reported. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses on loans and acquisition accounting.

The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”). The Company’s significant accounting policies followed in preparation of the unaudited consolidated financial statements are disclosed in Note 1 of the Company's 2024 Form 10-K. All amounts and disclosures included in this quarterly report as of December 31, 2024, were derived from the Company’s audited consolidated financial statements. Certain items in the prior period financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or stockholders’ equity. The Company posts all reports required to be filed under the Securities Exchange Act of 1934 on its web site at www.nationalbankshares.com.

Risks and Uncertainties

The Company is closely monitoring risks that may impact its business, including inflation, along with U.S. monetary policy maneuvers to manage inflation. Inflation and U.S. monetary policy maneuvers to reduce it may impact the Company’s customers’ demand for banking services and ability to qualify for and/or repay loans. These risks could adversely affect the Company’s business, financial condition, results of operations, cash flows, credit risk, asset valuations and capital position.

Recently Adopted Accounting Developments

ASU 2023-09

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. ASU 2023-09 was effective for the Company on January 1, 2025 and applies to annual periods beginning after December 15, 2024. Adoption of ASU 2023-09 is not expected to have a material impact on the Company’s consolidated financial statements.

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

The acquisition of FCB was accounted for as a business combination using the acquisition method of accounting. Assets acquired, liabilities assumed, and consideration paid were recorded at estimated fair value on the Acquisition Date. The excess of the purchase price over the fair value of the net assets was recorded as provisional goodwill and represents the benefit from the transaction that is not otherwise quantifiable, including expected management and operational synergies and intangible assets that do not qualify for separate recognition. The Company does not expect that any portion of goodwill will be deductible. Please refer to the Company’s 2024 Form 10-K, Note 22: Business Combination for additional information of the acquisition of FCB.

The following table presents the calculation of the purchase price and the fair value of the identifiable assets and liabilities as of the Acquisition Date.

June 1, 2024	As Recorded by FCB	Estimated Fair Value Adjustments	Estimated Fair Values as Recorded by NBI
Purchase Price Consideration:
Stock consideration(1)			$14,299
Cash consideration (2)			2,050
Total purchase price consideration			$16,349

Identifiable assets:
Cash and cash equivalents	$8,993	$(59)	$8,934
Securities	9,325	(5)	9,320
Loans, gross, purchased performing	115,589	(7,720)	107,869
Loans, gross, purchased credit deteriorated	11,157	(822)	10,335
Loans in process	539	–	539
Deferred fees and costs on loans	34	(34)	–
Allowance for credit losses on loans	(881)	881	–
Premises and equipment	3,003	449	3,452
Core deposit intangible	–	2,100	2,100
Other assets	4,998	966	5,964
Total identifiable assets acquired	$152,757	$(4,244)	$148,513

Identifiable Liabilities
Deposits	$130,323	$(606)	$129,717
Borrowings	5,250	(20)	5,230
Other liabilities	1,960	131	2,091
Total identifiable liabilities assumed	$137,533	$(495)	$137,038

Fair value of net assets acquired			$11,475

Goodwill(3)			$4,874

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

Note 3: Loans and Allowance for Credit Losses

Loans

Loans include acquired loans and originated loans. Acquired loans are presented at their outstanding principal balance, net of the remaining purchase discount of $6,949 as of June 30, 2025 and $7,564 as of December 31, 2024. Originated loans as of June 30, 2025 and December 31, 2024 are presented at amortized cost, net of deferred fees and costs. The following table presents the composition of the loan portfolio, excluding mortgage loans held for sale, as of the dates indicated.

	June 30,	December 31,
	2025	2024
Real estate construction	$44,529	$50,798
Consumer real estate	317,949	307,855
Commercial real estate	494,755	478,078
Commercial non real estate	51,383	51,844
Public sector and IDA	56,347	57,171
Consumer non real estate	46,172	42,867
Gross loans	$1,011,135	$988,613
Less deferred fees and costs	(438)	(663)
Loans, net of deferred fees and costs	$1,010,697	$987,950
Allowance for credit losses on loans	(10,422)	(10,262)
Total loans, net	$1,000,275	$977,688

Accrued interest receivable of $3,382 at June 30, 2025 and $3,299 at December 31, 2024 is not included in total loans above.

Past Due and Nonaccrual Loans

The following tables present the aging of past due loans, by loan pool, as of the dates indicated.

June 30, 2025	Accruing Current Loans	Accruing Loans 30 – 89 Days Past Due	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans	Total Loans	Accruing and Nonaccrual 90 or More Days Past Due
Real Estate Construction
Construction, 1-4 family residential	$13,773	$332	$-	$-	$14,105	$-
Construction, other	30,424	-	-	-	30,424	-
Consumer Real Estate
Equity line	24,055	177	-	-	24,232	-
Residential closed-end first liens	192,628	1,322	-	-	193,950	-
Residential closed-end junior liens	9,437	8	-	-	9,445	-
Investor-owned residential real estate	90,322	-	-	-	90,322	-
Commercial Real Estate
Multifamily residential real estate	160,083	194	-	-	160,277	-
Commercial real estate, owner-occupied	134,950	975	-	2,111	138,036	199
Commercial real estate, other	195,051	1,391	-	-	196,442	-
Commercial Non Real Estate
Commercial and industrial	51,145	238	-	-	51,383	-
Public Sector and IDA
States and political subdivisions	56,347	-	-	-	56,347	-
Consumer Non Real Estate
Credit cards	4,975	13	5	-	4,993	5
Automobile	12,091	126	9	-	12,226	9
Other consumer loans	28,669	277	7	-	28,953	7
Total	$1,003,950	$5,053	$21	$2,111	$1,011,135	$220

December 31, 2024	Accruing Current Loans	Accruing Loans 30 – 89 Days Past Due	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans	Total Loans	Accruing and Nonaccrual 90 or More Days Past Due
Real Estate Construction
Construction, 1-4 family residential	$16,162	$-	$-	$-	$16,162	$-
Construction, other	34,636	-	-	-	34,636	-
Consumer Real Estate
Equity line	22,551	67	-	-	22,618	-
Residential closed-end first liens	170,110	949	323	-	171,382	323
Residential closed-end junior liens	8,565	9	-	-	8,574	-
Investor-owned residential real estate	104,756	347	178	-	105,281	178
Commercial Real Estate
Multifamily residential real estate	143,444	186	-	-	143,630	-
Commercial real estate, owner-occupied	138,284	147	-	2,222	140,653	209
Commercial real estate, other	193,249	546	-	-	193,795	-
Commercial Non Real Estate
Commercial and industrial	51,547	253	44	-	51,844	44
Public Sector and IDA
States and political subdivisions	57,171	-	-	-	57,171	-
Consumer Non Real Estate
Credit cards	4,696	2	-	-	4,698	-
Automobile	12,802	193	-	-	12,995	-
Other consumer loans	24,921	250	3	-	25,174	3
Total	$982,894	$2,949	$548	$2,222	$988,613	$757

The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	June 30, 2025			December 31, 2024
	With No Allowance	With an Allowance	Total	With No Allowance	With an Allowance	Total
Commercial Real Estate
Commercial real estate owner-occupied	$1,912	$199	$2,111	$2,013	$209	$2,222
Total	$1,912	$199	$2,111	$2,013	$209	$2,222

No accrued interest receivable was reversed against interest income during the three and six months ended June 30, 2025 or June 30, 2024.

Allowance for Credit Losses on Loans (“ACLL”)

The following tables present the activity in the ACLL by portfolio segment for the periods indicated:

	Activity in the ACLL for the Six Months Ended June 30, 2025
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2024	$348	$3,926	$4,299	$655	$336	$648	$50	$10,262
Charge-offs	-	(3)	-	-	-	(250)	-	(253)
Recoveries	-	-	16	31	-	44	-	91
Provision for (recovery of) credit losses	18	9	116	(62)	(13)	294	(40)	322
Balance, June 30, 2025	$366	$3,932	$4,431	$624	$323	$736	$10	$10,422

	Activity in the ACLL for the Six Months Ended June 30, 2024
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2023	$408	$3,162	$3,576	$682	$333	$583	$350	$9,094
Charge-offs	-	-	-	(20)	-	(157)	-	(177)
Recoveries	-	-	29	3	-	71	-	103
Provision for (recovery of) credit losses	131	376	594	79	(10)	87	50	1,307
Merger adjustment(1)	10	97	55	4	-	9	-	175
Balance, June 30, 2024	$549	$3,635	$4,254	$748	$323	$593	$400	$10,502

	Activity in the ACLL for the Year Ended December 31, 2024
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2023	$408	$3,162	$3,576	$682	$333	$583	$350	$9,094
Charge-offs	-	-	-	(166)	-	(353)	-	(519)
Recoveries	-	-	53	79	-	138	-	270
Provision for (recovery of) credit losses	(70)	667	615	56	3	271	(300)	1,242
Merger adjustment(1)	10	97	55	4	-	9	-	175
Balance, December 31, 2024	$348	$3,926	$4,299	$655	$336	$648	$50	$10,262

(1) Adjustment for PCD acquired loans.

The following tables present information about the ACLL for individually evaluated loans and collectively evaluated loans by portfolio segment as of the dates indicated.

	ACLL by Segment and Evaluation Method
June 30, 2025	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Individually evaluated	$–	$28	$113	$–	$–	$–	$–	$141
Collectively evaluated	366	3,904	4,318	624	323	736	10	10,281
Total	$366	$3,932	$4,431	$624	$323	$736	$10	$10,422

	ACLL by Segment and Evaluation Method
December 31, 2024	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Individually evaluated	$-	$31	$49	$-	$-	$-	$-	$80
Collectively evaluated	348	3,895	4,250	655	336	648	50	10,182
Total	$348	$3,926	$4,299	$655	$336	$648	$50	$10,262

The following tables present information about individually evaluated loans and collectively evaluated loans by portfolio segment as of the dates indicated.

	Loans by Segment and Evaluation Method
June 30, 2025	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Total
Individually evaluated	$–	$481	$10,368	$–	$–	$–	$10,849
Collectively evaluated	44,529	317,468	484,387	51,383	56,347	46,172	1,000,286
Total	$44,529	$317,949	$494,755	$51,383	$56,347	$46,172	$1,011,135

	Loans by Segment and Evaluation Method
December 31, 2024	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Total
Individually evaluated	$-	$497	$10,024	$-	$-	$-	$10,521
Collectively evaluated	50,798	307,358	468,054	51,844	57,171	42,867	978,092
Total	$50,798	$307,855	$478,078	$51,844	$57,171	$42,867	$988,613

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

As of June 30, 2025 and December 31, 2024, three of the Company’s individually evaluated loans were collateral dependent and secured by real estate. The following table provides detail on collateral dependent loans as of the dates indicated:

	June 30, 2025		December 31, 2024
	Balance	Related Allowance	Balance	Related Allowance
Commercial Real Estate
Commercial real estate, owner occupied	$8,224	$-	$8,387	$-
Commercial real estate, other	682	-	872	-
Total Loans	$8,906	$-	$9,259	$-

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

The following tables present the amortized cost basis of the loan portfolio by year of origination, loan class and credit quality as of June 30, 2025 and December 31, 2024, and gross charge-offs by year of origination for the six months ended June 30, 2025 and the year ended December 31, 2024.

	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans Converted
June 30, 2025	Prior	2021	2022	2023	2024	2025	Revolving	to Term	Total
Construction, residential
Pass	$-	$-	$-	$793	$3,535	$1,134	$5,514	$3,129	$14,105
Construction, other
Pass	$4,284	$777	$1,645	$12,053	$2,704	$3,852	$5,059	$50	$30,424
Equity lines
Pass	$-	$-	$-	$-	$-	$-	$24,232	$-	$24,232
Residential closed-end first liens
Pass	$58,727	$33,918	$36,630	$27,473	$22,490	$12,317	$824	$1,374	$193,753
Special Mention	1	-	134	-	-	-	-	-	135
Classified	62	-	-	-	-	-	-	-	62
Total	$58,790	$33,918	$36,764	$27,473	$22,490	$12,317	$824	$1,374	$193,950
Residential closed-end junior liens
Pass	$1,557	$259	$2,014	$1,403	$2,920	$1,260	$32	$-	$9,445
Investor-owned residential real estate
Pass	$46,978	$16,957	$12,020	$3,318	$3,785	$4,679	$2,104	$-	$89,841
Classified	481	-	-	-	-	-	-	-	481
Total	$47,459	$16,957	$12,020	$3,318	$3,785	$4,679	$2,104	$-	$90,322
Multifamily residential real estate
Pass	$41,084	$38,987	$40,357	$4,182	$13,124	$22,204	$145	$-	$160,083
Classified	194	-	-	-	-	-	-	-	194
Total	$41,278	$38,987	$40,357	$4,182	$13,124	$22,204	$145	$-	$160,277
Commercial real estate, owner occupied
Pass	$73,254	$6,998	$27,363	$9,328	$5,750	$3,801	$2,049	$-	$128,543
Special mention	6,312	-	-	-	-	-	-	-	6,312
Classified	2,927	-	-	-	-	-	254	-	3,181
Total	$82,493	$6,998	$27,363	$9,328	$5,750	$3,801	$2,303	$-	$138,036
Commercial real estate, other
Pass	$101,833	$35,456	$31,381	$16,798	$6,265	$1,979	$1,504	$-	$195,216
Classified	682	-	544	-	-	-	-	-	1,226
Total	$102,515	$35,456	$31,925	$16,798	$6,265	$1,979	$1,504	$-	$196,442
Commercial and industrial
Pass	$7,425	$10,735	$3,547	$4,392	$6,778	$6,350	$12,148	$8	$51,383
Public sector and IDA
Pass	$19,360	$24,693	$5,717	$6,524	$53	$-	$-	$-	$56,347
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$4,993	$-	$4,993
Automobile
Pass	$136	$412	$1,064	$3,086	$4,456	$3,057	$-	$-	$12,211
Special Mention	-	-	-	2	-	-	-	-	2
Classified	-	4	-	-	9	-	-	-	13
Total	$136	$416	$1,064	$3,088	$4,465	$3,057	$-	$-	$12,226
Other consumer
Pass	$456	$585	$1,440	$3,654	$8,234	$13,145	$1,421	$-	$28,935
Special Mention	-	-	-	-	7	4	-	-	11
Classified	-	-	-	3	4	-	-	-	7
Total	$456	$585	$1,440	$3,657	$8,245	$13,149	$1,421	$-	$28,953
Total Loans
Pass	$355,094	$169,777	$163,178	$93,004	$80,094	$73,778	$60,025	$4,561	$999,511
Special Mention	6,313	-	134	2	7	4	-	-	6,460
Classified	4,346	4	544	3	13	-	254	-	5,164
Total	$365,753	$169,781	$163,856	$93,009	$80,114	$73,782	$60,279	$4,561	$1,011,135

	Gross Charge Offs by Origination Year for the Six Months Ended June 30, 2025							Revolving Loans Converted
	Prior	2021	2022	2023	2024	2025	Revolving	to Term	Total
Residential closed-end first liens	$3	$-	$-	$-	$-	$-	$-	$-	$3
Credit cards	-	-	-	-	-	-	19	-	19
Automobile	-	-	13	33	7	-	-	-	53
Other consumer	-	-	20	14	66	78	-	-	178
Total Gross Charge-Offs	$3	$-	$33	$47	$73	$78	$19	$-	$253

	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans Converted
December 31, 2024	Prior	2020	2021	2022	2023	2024	Revolving	to Term	Total
Construction, residential
Pass	$-	$-	$-	$337	$2,312	$3,328	$10,185	$-	$16,162
Construction, other
Pass	$2,938	$1,138	$805	$10,795	$8,669	$6,194	$4,097	$-	$34,636
Equity lines
Pass	$363	$249	$387	$470	$816	$402	$19,894	$12	$22,593
Classified	-	-	-	-	-	-	25	-	25
Total	$363	$249	$387	$470	$816	$402	$19,919	$12	$22,618
Residential closed-end first liens
Pass	$42,211	$18,111	$33,630	$35,557	$21,593	$18,991	$-	$303	$170,396
Special mention	367	-	-	-	-	-	-	-	367
Classified	441	-	-	178	-	-	-	-	619
Total	$43,019	$18,111	$33,630	$35,735	$21,593	$18,991	$-	$303	$171,382
Residential closed-end junior liens
Pass	$1,596	$-	$277	$2,048	$1,597	$3,004	$31	$21	$8,574
Investor-owned residential real estate
Pass	$28,919	$22,946	$19,280	$16,242	$8,175	$3,266	$1,907	$3,668	$104,403
Special mention	-	-	-	138	-	-	-	-	138
Classified	740	-	-	-	-	-	-	-	740
Total	$29,659	$22,946	$19,280	$16,380	$8,175	$3,266	$1,907	$3,668	$105,281
Multifamily residential real estate
Pass	$39,665	$2,055	$39,879	$40,198	$8,470	$13,205	$158	$-	$143,630
Commercial real estate, owner occupied
Pass	$52,916	$24,539	$7,432	$28,753	$10,351	$3,810	$3,422	$83	$131,306
Special mention	6,375	-	-	-	-	-	-	-	6,375
Classified	2,222	738	-	-	-	-	12	-	2,972
Total	$61,513	$25,277	$7,432	$28,753	$10,351	$3,810	$3,434	$83	$140,653
Commercial real estate, other
Pass	$90,358	$17,919	$36,777	$23,775	$16,990	$5,583	$1,703	$-	$193,105
Classified	690	-	-	-	-	-	-	-	690
Total	$91,048	$17,919	$36,777	$23,775	$16,990	$5,583	$1,703	$-	$193,795
Commercial and industrial
Pass	$6,437	$2,070	$11,849	$5,528	$5,903	$8,407	$11,644	$-	$51,838
Classified	-	-	-	6	-	-	-	-	6
Total	$6,437	$2,070	$11,849	$5,534	$5,903	$8,407	$11,644	$-	$51,844
Public sector and IDA
Pass	$19,309	$218	$25,232	$5,922	$6,490	$-	$-	$-	$57,171
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$4,698	$-	$4,698
Automobile
Pass	$36	$243	$727	$1,640	$4,474	$5,832	$-	$-	$12,952
Special mention	-	-	-	-	4	-	-	-	4
Classified	-	-	-	-	28	11	-	-	39
Total	$36	$243	$727	$1,640	$4,506	$5,843	$-	$-	$12,995
Other Consumer
Pass	$184	$401	$874	$2,274	$4,804	$15,846	$760	$-	$25,143
Special mention	-	-	1	-	-	9	-	-	10
Classified	-	-	-	2	14	5	-	-	21
Total	$184	$401	$875	$2,276	$4,818	$15,860	$760	$-	$25,174
Total Loans
Pass	$284,932	$89,889	$177,149	$173,539	$100,644	$87,868	$58,499	$4,087	$976,607
Special mention	6,742	-	1	138	4	9	-	-	6,894
Classified	4,093	738	-	186	42	16	37	-	5,112
Total	$295,767	$90,627	$177,150	$173,863	$100,690	$87,893	$58,536	$4,087	$988,613

	Gross Charge Offs by Origination Year for the Twelve Monts Ended December 31, 2024							Revolving Loans Converted
	Prior	2020	2021	2022	2023	2024	Revolving	to Term	Total
Commercial and industrial	$125	$-	$-	$-	$-	$22	$19	$-	$166
Credit cards	-	-	-	-	-	-	53	-	53
Automobile	-	-	6	14	16	11	-	-	47
Other Consumer	-	4	15	19	94	121	-	-	253
Total YTD gross charge-offs	$125	$4	$21	$33	$110	$154	$72	$-	$519

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

During the three and six months ended June 30, 2025, no loans were modified for borrowers experiencing financial difficulty. Two loans were modified for borrowers experiencing financial difficulty during the first three months of 2024. One of these loans was modified a second time during the three month period ended June 30, 2024.

The following table presents information as of June 30, 2024 about loans modified for borrowers experiencing financial difficulty during the six months ended June 30, 2024.

June 30, 2024	Amortized Cost Basis	% of Class	Type of Modification	Financial Effect
Commercial Real Estate
Commercial real estate owner-occupied	$6,396	5.57%	Interest only payments	6 months of interest only payments, re-amortization of the balance to contractual maturity
Commercial Non real estate
Commercial and industrial	$7	0.01%	Term extension	Renewal of single-payment note for an additional 3 months

The Company closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty. As of June 30, 2024, the loans were in current status and individually evaluated. There were no modified loans to borrowers experiencing financial difficulty that had a payment default during the three or six months ended June 30, 2025 and 2024 and that were modified in the twelve months prior. Default occurs when a payment is 90 days past due, the loan is fully or partially charged off or the Company forecloses on the collateral.

Consumer Real Estate Loans In Process of Foreclosure

As of June 30, 2025, the Company had no loans in process of foreclosure. As of December 31, 2024, three consumer real estate loans totaling $37 were in process of foreclosure.

ACL for Unfunded Commitments

The following tables present the balance and activity in the ACL for unfunded commitments for the six months ended June 30, 2025 and 2024:

Allowance for Credit Losses on Unfunded Commitments
Balance, December 31, 2024	$251
Recovery of credit losses	(10)
Balance, June 30, 2025	$241

Balance, December 31, 2023	$259
Recovery of credit losses	(15)
FCB acquisition	7
Balance, June 30, 2024	$251

Note 4: Securities

The amortized cost and estimated fair value of securities available for sale along with gross unrealized gains and losses as of the dates indicated are summarized as follows:

June 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies and corporations	$333,254	$-	$29,833	$303,421
States and political subdivisions	177,782	-	29,546	148,236
Mortgage-backed securities	136,704	26	4,192	132,538
Corporate debt securities	6,509	-	683	5,826
Total securities available for sale	$654,249	$26	$64,254	$590,021

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies and corporations	$351,136	$-	$40,012	$311,124
States and political subdivisions	178,106	-	32,372	145,734
Mortgage-backed securities	143,747	24	5,473	138,298
Corporate debt securities	6,507	-	764	5,743
U.S. treasury	1,000	-	1	999
Total securities available for sale	$680,496	$24	$78,622	$601,898

The following tables present information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous loss position, as of the dates indicated.

	Less Than 12 Months		12 Months or More
June 30, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies and corporations	$-	$-	$303,421	$29,833
State and political subdivisions	-	-	148,236	29,546
Mortgage-backed securities	7,838	19	104,397	4,173
Corporate debt securities	-	-	5,826	683
Total temporarily impaired securities	$7,838	$19	$561,880	$64,235

	Less Than 12 Months		12 Months or More
December 31, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies and corporations	$-	$-	$311,124	$40,012
State and political subdivisions	885	118	144,849	32,254
Mortgage-backed securities	5,336	28	115,011	5,445
Corporate debt securities	-	-	5,743	764
U.S. treasury	-	-	999	1
Total temporarily impaired securities	$6,221	$146	$577,726	$78,476

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

At June 30, 2025, the Company had 537 securities with a fair value of $569,718 in an unrealized loss position. The Company reviews securities in an unrealized loss position to evaluate credit risk. The Company considers payment history, risk ratings from external parties, financial statements for municipal and corporate securities, public statements from issuers and other available credible published sources in evaluating credit risk. No credit losses were found and no ACL on securities available for sale was recorded as of June 30, 2025 or December 31, 2024. The unrealized losses are attributed to noncredit-related factors, including changes in interest rates and other market conditions. The Company does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the cost basis of the investments. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

The amortized cost and fair value of securities available for sale at June 30, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity.

June 30, 2025	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$28,007	$27,804
Due after one year through five years	223,195	211,373
Due after five years through ten years	230,691	199,529
Due after ten years	172,356	151,315
Total securities available for sale	$654,249	$590,021

Accrued interest receivable on securities, included in accrued interest receivable on the Consolidated Balance Sheets, totaled $3,031 at June 30, 2025 and $3,170 at December 31, 2024.

The deferred tax asset for the net unrealized loss on securities available for sale was $13,488 as of June 30, 2025 and $16,505 as of December 31, 2024. The deferred tax asset is included in other assets on the Consolidated Balance Sheets.

Realized Securities Gains and Losses

There were no sales of securities during the six months ended June 30, 2025 and 2024.

Restricted Stock.

The Company held restricted stock of $1,848 as of June 30, 2025 and December 31, 2024, included in other assets on the Consolidated Balance Sheets. As a member of the Federal Reserve and the Federal Home Loan Bank of Atlanta (“FHLB”), NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. The Company purchases stock from or sells stock back to the correspondents based on their calculations. The stock is held by member institutions only and is not actively traded.

Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. In addition to dividends, NBB also benefits from its membership with FHLB through eligibility to borrow from the FHLB, using as collateral NBB’s capital stock investment in the FHLB and qualifying NBB real estate mortgage loans totaling $502,760 at June 30, 2025. The Company’s management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at June 30, 2025, did not determine any impairment.

Note 5: Defined Benefit Plan

The following table presents components of net periodic benefit cost (income) for the periods indicated:

	Net Periodic Benefit Income
	Three Months Ended June 30,
	2025	2024
Service cost	$248	$261
Interest cost	324	302
Expected return on plan assets	(692)	(608)
Recognized net actuarial loss	-	33
Net periodic benefit income	$(120)	$(12)

	Net Periodic Benefit Income
	Six Months Ended June 30,
	2025	2024
Service cost	$496	$522
Interest cost	648	604
Expected return on plan assets	(1,385)	(1,216)
Recognized net actuarial loss	-	66
Net periodic benefit income	$(241)	$(24)

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

		Fair Value Measurement Using
June 30, 2025	Balance	Level 1	Level 2	Level 3
U.S. government agencies and corporations	$303,421	$-	$303,421	$-
States and political subdivisions	148,236	-	148,236	-
Mortgage-backed securities	132,538	-	132,538	-
Corporate debt securities	5,826	-	5,826	-
Total securities available for sale	$590,021	$-	$590,021	$-

		Fair Value Measurement Using
December 31, 2024	Balance	Level 1	Level 2	Level 3
U.S. government agencies and corporations	$311,124	$-	$311,124	$-
States and political subdivisions	145,734	-	145,734	-
Mortgage-backed securities	138,298	-	138,298	-
Corporate debt securities	5,743	-	5,743	-
U.S. treasury	999	-	999	-
Total securities available for sale	$601,898	$-	$601,898	$-

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at June 30, 2025 or December 31, 2024.

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

As of June 30, 2025, three commercial real estate loans totaling $8,906 were collateral dependent. Valuation was based upon outside appraisals (Level 2). None of the measurements resulted in a specific allocation. As of December 31, 2024, three commercial real estate loans totaling $9,259 were measured under the fair value of collateral method using third party appraisals (Level 2). None of the measurements resulted in a specific allocation.

Fair Value Summary

The following presents the recorded amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of the dates indicated. Fair values are estimated using the exit price notion.

		Estimated Fair Value
June 30, 2025	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$9,798	$9,798	$-	$-
Interest-bearing deposits	83,051	83,051	-	-
Securities available for sale	590,021	-	590,021	-
Restricted stock, at cost	1,848	-	1,848	-
Mortgage loans held for sale	1,072	-	1,072	-
Loans, net	1,000,275	-	-	953,810
Accrued interest receivable	6,413	-	6,413	-
Bank-owned life insurance	47,958	-	47,958	-
Financial liabilities:
Deposits	$1,627,675	$-	$1,299,117	$327,378
Accrued interest payable	1,522	-	1,522	-

		Estimated Fair Value
December 31, 2024	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$13,564	$13,564	$-	$-
Interest-bearing deposits	94,254	94,254	-	-
Federal funds sold	299	299	-	-
Securities available for sale	601,898	-	601,898	-
Restricted stock, at cost	1,848	-	1,848	-
Mortgage loans held for sale	619	-	619	-
Loans, net	977,688	-	-	927,581
Accrued interest receivable	6,469	-	6,469	-
Bank-owned life insurance	47,369	-	47,369	-
Financial liabilities:
Deposits	$1,644,752	$-	$1,332,138	$312,811
Accrued interest payable	1,462	-	1,462	-

Note 7: Components of Accumulated Other Comprehensive Loss

The following tables provide information about components of accumulated other comprehensive loss as of the dates indicated:

	Net Unrealized Loss on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at March 31, 2024	$(65,894)	$(2,310)	$(68,204)
Unrealized holding loss on available for sale securities, net of tax of ($40)	(150)	-	(150)
Balance at June 30, 2024	$(66,044)	$(2,310)	$(68,354)

Balance at March 31, 2025	$(54,503)	$328	$(54,175)
Unrealized holding gain on available for sale securities, net of tax of $1,000	3,763	-	3,763
Balance at June 30, 2025	$(50,740)	$328	$(50,412)

	Net Unrealized Loss on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$(62,556)	$(2,310)	$(64,866)
Unrealized holding loss on available for sale securities, net of tax of ($927)	(3,488)	-	(3,488)
Balance at June 30, 2024	$(66,044)	$(2,310)	$(68,354)

Balance at December 31, 2024	$(62,093)	$328	$(61,765)
Unrealized holding gain on available for sale securities, net of tax of $3,017	11,353	-	11,353
Balance at June 30, 2025	$(50,740)	$328	$(50,412)

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

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of monthly service fees, overdraft and nonsufficient funds fees, ATM fees, wire transfer fees, and other deposit account related fees. The Company’s performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts. ATM fees are generated when a Company cardholder uses a non-Company ATM. Wire transfer fees, overdraft and nonsufficient funds fees and other deposit account related fees are transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time.

Other Service Charges and Fees

Other service charges include safe deposit box rental fees, check ordering charges, ATM fees to holders of cards issued by other banks and other service charges. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Check ordering charges, ATM fees to holders of cards issued by other banks and other service charges are transaction based and therefore, the Company’s performance obligation is satisfied and related revenue recognized at a point in time.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated.

	Three Months Ended June 30,
Noninterest Income	2025	2024
In-scope of Topic 606:
Service charges on deposit accounts	$735	$678
Other service charges and fees	72	87
Credit and debit card fees, net	366	423
Trust income	578	513
Insurance and Investment (1)	170	126
Noninterest Income (in-scope of Topic 606)	$1,921	$1,827
Noninterest Income (out-of-scope of Topic 606)	358	440
Total noninterest income	$2,279	$2,267

	Six Months Ended June 30,
Noninterest Income	2025	2024
In-scope of Topic 606:
Service charges on deposit accounts	$1,433	$1,311
Other service charges and fees	156	169
Credit and debit card fees, net	783	797
Trust income	1,157	1,016
Insurance and Investment (1)	524	432
Noninterest Income (in-scope of Topic 606)	$4,053	$3,725
Noninterest Income (out-of-scope of Topic 606)	786	757
Total noninterest income	$4,839	$4,482

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

The following tables present information about leases as of the dates and for the periods indicated:

	June 30,	December 31,
	2025	2024
Lease liability	$1,676	$1,523
Right-of-use asset	$1,471	$1,305
Weighted average remaining lease term (in years)	4.57	4.76
Weighted average discount rate	3.91%	3.87%

	For the Three Months Ended June 30,
Lease Expense	2025	2024
Operating lease expense	$104	$99
Short-term lease expense	-	6
Total lease expense	$104	$105
Cash paid for amounts included in lease liabilities	$112	$104
Right-of-use assets obtained in exchange for operating lease liabilities commencing during the period	$354	$548

	For the Six Months Ended June 30,
Lease Expense	2025	2024
Operating lease expense	$210	$188
Short-term lease expense	-	11
Total lease expense	$210	$199
Cash paid for amounts included in lease liabilities	$224	$199
Right-of-use assets obtained in exchange for operating lease liabilities commencing during the period	$354	$548

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability:

Undiscounted Cash Flow for the Period	As of June 30, 2025
Twelve months ending June 30, 2026	$431
Twelve months ending June 30, 2027	395
Twelve months ending June 30, 2028	381
Twelve months ending June 30, 2029	303
Twelve months ending June 30, 2030	180
Thereafter	128
Total undiscounted cash flows	$1,818
Less: discount	(142)
Lease liability	$1,676

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

Restricted Stock Awards

Under the Plan, restricted stock awards (“RSAs”) were granted to non-employee directors as part of the semi-annual retainer and restricted stock units ("RSUs") were granted to certain executives. The RSAs and RSUs were valued at the closing stock price on the grant date and expensed over a one-year vesting period. Stock based compensation expense charged against income was $51 and $94 for the three and six months ended June 30, 2025 and $33 and $65 for the three and six months ended June 30, 2024. As of June 30, 2025, expense of $93 related to the nonvested RSAs and RSUs is expected to be recognized over the coming 12 months. A summary of changes in the Company’s nonvested RSAs under the Plan for the six months ended June 30, 2025 follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2025	4,961	$30.98
Granted	2,630	26.59
Vested and released	(2,563)	30.00
Nonvested at June 30, 2025	5,028	$29.18

Note 11: Net Income (Loss) Per Common Share

The factors used in the computation of net income (loss) per common share for the periods indicated are presented below:

	For the Three Months Ended June 30,
	2025			2024
	Net Income (Numerator)	Common Shares Weighted Average Outstanding (Denominator)	Per Share	Net Loss (Numerator)	Common Shares Weighted Average Outstanding (Denominator)	Per Share
Basic net income (loss) per common share	$2,289	6,358,917	$0.36	$(307)	6,028,220	$(0.05)
Dilutive shares(1)		2,665			–
Diluted net income (loss) per common share	$2,289	6,361,582	$0.36	$(307)	6,028,220	$(0.05)

	For the Six Months Ended June 30,
	2025			2024
	Net Income (Numerator)	Common Shares Weighted Average Outstanding (Denominator)	Per Share	Net Income (Numerator)	Common Shares Weighted Average Outstanding (Denominator)	Per Share
Basic net income per common share	$5,525	6,358,665	$0.87	$1,867	5,958,953	$0.31
Dilutive shares(1)		2,325			2,084
Diluted net income per common share	$5,525	6,360,990	$0.87	$1,867	5,961,037	$0.31

(1) Dilutive shares are associated with RSAs. RSAs are disregarded in the computation of diluted net income per share if they are determined to be anti-dilutive. There were no anti-dilutive RSAs for the three and six months ended June 30, 2025 and the six months ended June 30, 2024. RSAs were anti-dilutive for the three months ended June 30, 2024.

Note 12 – Goodwill and Other Intangibles

Core deposit intangible amortization expense was $95 and $192 for the three and six months ended June 30, 2025. Core deposit intangible amortization expense was $35 for the three and six months ended June 30, 2024. The following table provides information on the significant components of goodwill and other acquired intangible assets during the six months ended June 30, 2025.

	Beginning Balance	Additions	Measurement Period Adjustment	Accumulated Amortization	Ending Balance
Goodwill	$10,718	$-	$-	$-	$10,718
Core deposit intangible	$1,863	$-	$-	$(192)	$1,671

As of June 30, 2025, estimated future remaining amortization of the core deposit intangible within the years ending December 31, is as follows:

Amortization Expense
2025	$181
2026	331
2027	290
2028	248
2029	207
2030	165
Thereafter	249
Total amortizing core deposit intangible	$1,671

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

	Three Months Ended June 30,
Net Interest Margin, FTE	2025	2024
Interest income (GAAP)	$18,537	$17,095
Add: FTE adjustment	244	243
Interest income, FTE (non-GAAP)	18,781	17,338
Interest expense (GAAP)	7,546	8,418
Net interest income, FTE (non-GAAP)	$11,235	$8,920
Average balance of interest-earning assets	$1,758,449	$1,687,407
Net interest margin	2.56%	2.13%

	Six Months Ended June 30,
Net Interest Margin, FTE	2025	2024
Interest income (GAAP)	$36,734	$33,101
Add: FTE adjustment	482	488
Interest income, FTE (non-GAAP)	37,216	33,589
Interest expense (GAAP)	15,493	16,194
Net interest income, FTE (non-GAAP)	$21,723	$17,395
Average balance of interest-earning assets	$1,762,525	$1,662,424
Net interest margin (non-GAAP)	2.49%	2.10%

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

	Three Months Ended June 30,
Efficiency Ratio	2025	2024
Noninterest expense (GAAP)	$10,583	$10,127
Less: merger-related expense	-	(2,257)
Less: conversion expense (1)	(1,977)	(173)
Adjusted noninterest expense (non-GAAP)	$8,606	$7,697
Noninterest income (GAAP)	$2,279	$2,267
Net interest income, FTE (non-GAAP)	11,235	8,920
Total income for efficiency ratio (non-GAAP)	$13,514	$11,187
Efficiency ratio	63.68%	68.80%

	Six Months Ended June 30,
Efficiency Ratio	2025	2024
Noninterest expense (GAAP)	$19,215	$17,889
Less: merger-related expense	-	(2,741)
Less: conversion expense(1)	(2,023)	(173)
Adjusted noninterest expense (non-GAAP)	$17,192	$14,975
Noninterest income (GAAP)	$4,839	$4,482
Net interest income, FTE (non-GAAP)	21,723	17,395
Total income for efficiency ratio (non-GAAP)	$26,562	$21,877
Efficiency ratio (non-GAAP)	64.72%	68.45%

(1)
Conversion expense stems from a core system upgrade that will provide greater efficiency and product offerings.

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

	Three Months Ended June 30,
Annualized Net Income (Loss) for Ratio Calculation	2025	2024
Net income (loss) per GAAP	$2,289	$(307)
Less: items not annualized:
Partnership income net of tax of $8 for the peiod ended June 30, 2025	31	-
ACL provision, net of tax of $271 for the period ended June 30, 2024	-	1,019
Merger-related expense net of tax of $411 for the period ended June 30, 2024	-	1,846
Conversion expense, net of tax of $415 and $36 for the periods ended June 30, 2025 and 2024, respectively	1,562	137
Total non-annualized items	1,593	3,002
Adjusted net income	3,882	$2,695
Adjusted net income, annualized	$15,571	$10,839
Add: total non-annualized items	(1,593)	(3,002)
Annualized net income for ratio calculation (non-GAAP)	$13,978	$7,837
Average assets	$1,815,371	$1,714,639
Return on average assets (GAAP)	0.51%	(0.07)%
Adjusted return on average assets (non-GAAP)	0.77%	0.46%
Average equity	$166,971	$137,873
Return on average equity (GAAP)	5.50%	(0.90)%
Adjusted return on average equity (non-GAAP)	8.37%	5.68%

	Six Months Ended June 30,
Annualized Net Income for Ratio Calculation	2025	2024
Net income per GAAP	$5,525	$1,867
Less: items not annualized:
Partnership income net of tax of ($44) and ($35) for the periods ended June 30, 2025 and 2024, respectively	(166)	(134)
ACL provision, net of tax of $271 for the period ended June 30, 2024	-	1,019
Merger-related expense net of tax of $411 for the period ended June 30, 2024	-	2,330
Conversion expense, net of tax of $425 and $36 for the periods ended June 30, 2025 and 2024, respectively	1,598	137
Total non-annualized items	1,432	3,352
Adjusted net income	$6,957	$5,219
Adjusted net income, annualized	$14,029	$10,495
Add: total non-annualized items	(1,432)	(3,352)
Annualized net income for ratio calculation (non-GAAP)	$12,597	$7,143
Average assets	$1,817,524	$1,687,446
Return on average assets (GAAP)	0.61%	0.22%
Adjusted return on average assets (non-GAAP)	0.69%	0.42%
Average equity	$163,857	$136,956
Return on average equity (GAAP)	6.80%	2.74%
Adjusted return on average equity (non-GAAP)	7.69%	5.22%

Performance Summary

Key to understanding the Company’s results of operations and financial position is the acquisition of FCB in 2024, the impact of the interest rate environment and the system conversion completed during the second quarter of 2025 that will enhance efficiency and product offerings.

The acquisition of FCB on June 1, 2024 expanded the Company's footprint into desirable markets and increased its growth potential. The acquisition added to the balance sheet $118,743 in loans, $129,717 in deposits and $14,299 in equity. The Company also recorded merger expenses detailed under Non-GAAP above.

The Federal Reserve's 100 basis point interest rate cut between September and December of 2024 eased deposit pricing pressure beginning in the fourth quarter of 2024 and continued to positively influence results in 2025. The interest rate environment continues at a level that allows adjustable rate loans to reprice higher than their previous rates.

The Company completed the system conversion of both the acquired bank and the legacy bank during the second quarter of 2025, with related expenses presented in Conversion Expense on the Consolidated Statements of Income. The system conversion positions the Company for further growth. The following table presents the Company’s key performance indicators for the periods indicated.

	Three Months Ended June 30,
	2025	2024
Net Income (Loss)	$2,289	$(307)
Return on average assets	0.51%	(0.07)%
Adjusted return on average assets (1)	0.77%	0.46%
Return on average equity	5.50%	(0.90)%
Adjusted return on average equity (1)	8.37%	5.68%
Basic net income (loss) per common share	$0.36	$(0.05)
Diluted net income (loss) per common share	$0.36	$(0.05)
Net interest margin (1)	2.56%	2.13%
Efficiency ratio (1)	63.68%	68.80%

	Six Months Ended June 30,
Summary Key Performance Indicators	2025	2024
Net Income	$5,525	$1,867
Return on average assets	0.61%	0.22%
Adjusted return on average assets (1)	0.69%	0.42%
Return on average equity	6.80%	2.74%
Adjusted return on average equity (1)	7.69%	5.22%
Basic net income per common share	$0.87	$0.31
Diluted net income per common share	$0.87	$0.31
Net interest margin (1)	2.49%	2.10%
Efficiency ratio (1)	64.72%	68.45%

(1)
See “Non-GAAP Financial Measures” above.

Net income for the three and six months ended June 30, 2025 increased when compared with the comparable periods of 2024, due to net interest margin expansion and merger related expenses in 2024. The net interest margin as well as key noninterest income and expense items are discussed below.

Net Interest Income

The following tables present interest‑earning assets and interest‑bearing liabilities, the interest earned or paid, the average yield or rate on the daily average balance outstanding, net interest income and net interest margin for the periods indicated.

	Three Months Ended June 30,
	2025			2024
($ in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans (1)(2)(3)(4)(5)	$1,008,401	$13,619	5.42%	$904,317	$11,427	5.08%
Taxable securities (5)	596,497	3,725	2.50%	628,333	4,213	2.70%
Nontaxable securities (1)(5)	62,847	457	2.92%	63,819	459	2.89%
Federal funds sold	197	2	4.07%	891	10	4.51%
Interest-bearing deposits	90,507	978	4.33%	90,047	1,229	5.49%
Total interest-earning assets	$1,758,449	$18,781	4.28%	$1,687,407	$17,338	4.13%
Interest-bearing liabilities:
Interest-bearing demand deposits	$853,516	$4,440	2.09%	$842,809	$5,270	2.51%
Savings deposits	143,470	48	0.13%	139,646	56	0.16%
Time deposits(6)	330,906	3,058	3.71%	296,637	3,090	4.19%
Borrowings	-	-	-	230	2	3.50%
Total interest-bearing liabilities	$1,327,892	$7,546	2.28%	$1,279,322	$8,418	2.65%
Net interest income and interest rate spread		$11,235	2.00%		$8,920	1.48%
Net interest margin			2.56%			2.13%

(1)
Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 21%.
(2)
Included in interest income are loan fees of $113 and $60 for the three months ended June 30, 2025 and 2024, respectively. Also included in interest income is accretion of discounts on acquired loans of $363 and $111 for the three months ended June 30, 2025 and 2024, respectively.
(3)
Nonaccrual loans are included in average balances for yield computations.
(4)
Includes loans held for sale.
(5)
Daily averages are shown at amortized cost.
(6)
Included in interest expense is amortization of premium on acquired time deposits of $43 and $57 for the three months ended June 30, 2025 and 2024, respectively.

	Six Months Ended June 30,
	2025			2024
($ in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans (1)(2)(3)(4)(5)	$1,001,763	$26,696	5.37%	$881,304	$21,834	4.98%
Taxable securities (5)	605,170	7,585	2.53%	630,290	8,467	2.70%
Nontaxable securities (1)(5)	62,905	913	2.93%	63,999	920	2.89%
Federal funds sold	229	5	4.40%	446	10	4.51%
Interest-bearing deposits	92,458	2,017	4.40%	86,385	2,358	5.49%
Total interest-earning assets	$1,762,525	$37,216	4.26%	$1,662,424	$33,589	4.06%
Interest-bearing liabilities:
Interest-bearing demand deposits	$862,213	$9,023	2.11%	$832,682	$10,259	2.48%
Savings deposits	143,727	101	0.14%	139,966	111	0.16%
Time deposits(6)	336,085	6,369	3.82%	283,485	5,822	4.13%
Borrowings	-	-	-	115	2	3.50%
Total interest-bearing liabilities	$1,342,025	$15,493	2.33%	$1,256,248	$16,194	2.59%
Net interest income and interest rate spread		$21,723	1.93%		$17,395	1.47%
Net interest margin			2.49%			2.10%

(1)
Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 21%.
(2)
Included in interest income are loan fees of $199 and $115 for the six months ended June 30, 2025 and 2024, respectively. Also included in interest income is accretion of discounts on acquired loans of $615 and $111 for the six months ended June 30, 2025 and 2024, respectively.

(3)
Nonaccrual loans are included in average balances for yield computations.
(4)
Includes loans held for sale.
(5)
Daily averages are shown at amortized cost.
(6)
Included in interest expense is amortization of premium on acquired time deposits of $101 and $57 for the six months ended June 30, 2025 and 2024, respectively.

When the three and six month periods ended June 30, 2025 and 2024 are compared, the yield on earning assets increased and the cost of interest bearing liabilities decreased, improving the net interest margin. The Federal Reserve's interest rate cuts between September and December 2024 immediately reduced expense for deposits with pricing based on the prime interest rate. Current interest rates are still at a level that will allow improved interest income as loans continue to reach repricing dates.

Noninterest Income

	Three Months Ended June 30,		Change
	2025	2024	Dollars	Percent
Service charges on deposits	$735	$678	$57	8.41%
Other service charges and fees	72	87	(15)	(17.24)%
Credit and debit card fees, net	366	423	(57)	(13.48)%
Trust income	578	513	65	12.67%
BOLI income	297	269	28	10.41%
Gain on sale of mortgage loans held for sale	54	58	(4)	(6.90)%
Other income	177	239	(62)	(25.94)%
Total noninterest income	$2,279	$2,267	$12	0.53%

	Six Months Ended June 30,		Change
	2025	2024	Dollars	Percent
Service charges on deposits	$1,433	$1,311	$122	9.31%
Other service charges and fees	156	169	(13)	(7.69)%
Credit and debit card fees, net	783	797	(14)	(1.76)%
Trust income	1,157	1,016	141	13.88%
BOLI income	589	527	62	11.76%
Gain on sale of mortgage loans held for sale	79	82	(3)	(3.66)%
Other income	642	580	62	10.69%
Total noninterest income	$4,839	$4,482	$357	7.97%

Service charges on deposit accounts increased when the three and six months ended June 30, 2025 are compared with the comparable periods of 2024, due to higher levels of deposits.

Credit and debit card fees, net, decreased when the three and six months ended June 30, 2025 are compared with the comparable periods of 2024, due to higher processing fees.

Trust income increased due to higher assets under management, when the three and six months ended June 30, 2025 are compared with the comparable period of 2024.

BOLI income increased when the three and six months ended June 30, 2025 are compared with the comparable periods of 2024 due to income from policies acquired from FCB.

Other income includes revenue from investment and insurance sales, adjustments to partnership basis and other miscellaneous components. Insurance income and a vendor incentive payment account for the increase when the six months ended June 30, 2025 is compared with the comparable period of 2024.

Noninterest Expense

	Three Months Ended June 30,		Change
	2025	2024	Dollars	Percent
Salaries and employee benefits	$5,203	$4,687	$516	11.01%
Occupancy, furniture and fixtures	731	637	94	14.76%
Data processing and ATM	701	800	(99)	(12.38)%
FDIC assessment	210	192	18	9.38%
Intangible asset amortization	95	35	60	171.43%
Franchise taxes	358	358	-	0.00%
Professional services	509	272	237	87.13%
Merger-related expenses	-	2,257	(2,257)	NM
Conversion expenses	1,977	173	1,804	NM
Other operating expenses	799	716	83	11.59%
Total noninterest expense	$10,583	$10,127	$456	4.50%

	Six Months Ended June 30,		Change
	2025	2024	Dollars	Percent
Salaries and employee benefits	$10,391	$9,153	$1,238	13.53%
Occupancy, furniture and fixtures	1,470	1,260	210	16.67%
Data processing and ATM	1,684	1,566	118	7.54%
FDIC assessment	417	379	38	10.03%
Intangible asset amortization	192	35	157	448.57%
Franchise taxes	731	708	23	3.25%
Professional services	808	512	296	57.81%
Merger-related expenses	-	2,741	(2,741)	NM
Conversion expenses	2,023	173	1,850	NM
Other operating expenses	1,499	1,362	137	10.06%
Total noninterest expense	$19,215	$17,889	$1,326	7.41%

Noninterest expense increased when the three and six months ended June 30, 2025 are compared with the comparable periods of 2024. Salaries and employee benefits, which include payroll taxes, health insurance, contributions to the employee stock ownership plan and employee 401(k), pension expense, incentives and salary continuation increased when the three and six months ended June 30, 2025 are compared with the comparable periods of 2024, reflecting the addition of FCB employees.

Occupancy, furniture and fixtures expense increased when the three and six months ended June 30, 2025 are compared with the comparable periods of 2024 due to additional assets acquired from FCB and higher maintenance costs.

Data processing expense decreased when the three months ended June 30, 2025 are compared with the comparable period of 2024, reflecting savings from the system conversion. Data processing expense increased when the six months ended June 30, 2025 is compared with the comparable period of 2024 due to the expense of maintaining the legacy system for FCB until system conversion in May 2025.

FDIC assessment increased when the three and six months ended June 30, 2025 are compared with the comparable periods of 2024 due to a larger assessment base.

Professional services include legal, audit and consulting expenses, which increased when the three and six months ended June 30, 2025 are compared with the comparable periods of 2024 due to higher legal expense.

During 2024, the Company recorded expenses associated with its acquisition of FCB, including legal and consulting fees.

Conversion expense primarily includes payments made to the former core system vendor to exit the contracts as well as other expenses associated with the conversion.

Other operating expenses increased when the three and six months ended June 30, 2025 are compared with the comparable periods of 2024. The category of other operating expenses includes expense for marketing and business development, supplies, non-service pension cost and charitable donations, among others. Included in various categories of noninterest expense are expenses to manage cybersecurity risk. The cost of these measures was $100 for the three months ended June 30, 2025 and $94 for the three months ended June 30, 2024. For the six months ended June 30, 2025, total cybersecurity expense was $141 compared to $184 for the six months ended June 30, 2024. The Company places high priority on cybersecurity. The decrease in expense reflects renegotiation of contracts and licensing.

Income Tax

The Company’s income tax expense was $362 for the three months ended June 30, 2025 compared to an income tax benefit of $178 for the same period in 2024.The Company's income tax expense was $1,028 for the six months ended June 30, 2025 and effective tax rate was 15.69%. For the six months ended June 30, 2024, the Company’s income tax expense was $341 and effective tax rate was 15.44%. A large portion of merger related expense was not tax deductible, impacting the Company’s effective tax rate for 2024.

Asset Quality

Key indicators of the Company’s asset quality are presented in the following table.

	June 30,		December 31,
	2025	2024	2024
Nonaccrual loans	$2,111	$2,507	$2,222
Loans past due 90 days or more, and still accruing	21	234	548
ACLL to loans net of deferred fees and costs	1.03%	1.06%	1.04%
Net charge-off ratio	0.03%	0.02%	0.03%
Ratio of nonperforming loans to loans, net of deferred fees and costs	0.21%	0.25%	0.22%
Ratio of ACLL to nonperforming loans	493.70%	418.91%	461.84%

For information on the Company’s policies on the ACLL, please refer to the Company’s 2024 Form 10-K, Note 1: Summary of Significant Accounting Policies.

The Company’s risk analysis as of June 30, 2025 determined an ACLL of $10,422, or 1.03% of loans net of deferred fees and costs. This compares with an allowance of $10,262 as of December 31, 2024, or 1.04% of loans. To determine the appropriate level of the ACLL, the Company considers credit risk for individually evaluated loans and for groups of loans evaluated collectively.

Individually Evaluated Loans

As of June 30, 2025, individually evaluated loans were $10,849. Three individually evaluated loans were collateral dependent but were adequately collateralized and did not result in an individual allocation. The remaining individually evaluated loans were measured using the discounted cash flow method, resulting in an allocation of $141.

As of December 31, 2024, individually evaluated loans were $10,521. Three individually evaluated loans were collateral dependent but were adequately collateralized and did not result in an individual allocation. The remaining individually evaluated loans were measured using the discounted cash flow method, resulting in an allocation of $80.

Collectively Evaluated Loans

Collectively evaluated loans totaled $1,000,286, with an ACLL of $10,281 as of June 30, 2025. As of December 31, 2024, collectively evaluated loans totaled $978,092, with an allowance of $10,182.

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

Reasonable and Supportable Forecast

The Company applies national unemployment forecasts to project cash flows. The Company determined that 12 months represents a reasonable and supportable forecast period as of June 30, 2025, and set a period of 12 months to revert to historical losses on a straight-line basis. The forecast applied as of June 30, 2025 projects that unemployment will slightly increase over the next 12 months at a lower level than the forecast applied as of December 31, 2024. The lower unemployment forecast decreased the required level of the ACLL when June 30, 2025 is compared with December 31, 2024.

Qualitative Factors: Economic

The Company sources economic data pertinent to its market from the most recently available publications, including business and personal bankruptcy filings, the residential vacancy rate and the inventory of new and existing homes.

Higher bankruptcy filings indicate heightened credit risk and increase the ACLL, while lower bankruptcy filings have a beneficial impact on credit risk. Compared with data available as of December 31, 2024, business and personal bankruptcies filings decreased.

Residential vacancy rates and housing inventory impact the Company’s residential construction customers and the consumer real estate market. Higher levels increase credit risk. The residential vacancy rate available as of June 30, 2025 increased compared to the data incorporated into the December 31, 2024 calculation, resulting in a higher allocation. Housing inventory increased when June 30, 2025 is compared with December 31, 2024, resulting in a higher allocation.

Qualitative Factors: Asset Quality Indicators

Accruing past due loans are analyzed at the class level and compared with previous levels. Increases in past due loans indicate heightened credit risk. Accruing loans past due 30-89 days were 0.50% of total loans as of June 30, 2025, an increase from 0.30% as of December 31, 2024. The increase is primarily due to certain loans awaiting renewal. Management expects the renewals to be approved and removed them from the allocation population.

Qualitative Factors: Other Considerations

The Company considers other factors that impact credit risk, including the interest rate environment, the competitive, legal and regulatory environments, changes in lending policies and loan review, changes in lending management, and high risk loans.

The interest rate environment impacts variable rate loans. The Company allocates additional reserve each time the Federal Reserve increases rates, under the expectation that higher payments may increase credit risk. After the rate increase has been in effect for one year, the allocation may be removed if management deems that the impact of the change has become integrated to the portfolio. As of June 30, 2025, no allocation was included for interest rate changes, unchanged from December 31, 2024.

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

Unallocated Surplus

The unallocated surplus as of June 30, 2025 was $10, or 0.10% in excess of the calculated requirement. The unallocated surplus at December 31, 2024 was $50, or 0.49% in excess of the calculated requirement. The surplus provides some mitigation of uncertainty about events that may exist at the reporting date but that are not known to the Company and may impact credit risk.

Conclusion

The calculation of the appropriate level for the ACLL incorporates analysis of multiple factors and requires management’s prudent and informed judgment. Based on analysis of historical indicators, asset quality and economic factors, management believes the level of the ACLL is reasonable for the credit risk in the loan portfolio as of June 30, 2025.

ACL on Unfunded Commitments

The ACL on unfunded commitments was $241, or 0.14 % of unfunded commitments as of June 30, 2025. The ACL on unfunded commitments was $251, or 0.14% as of December 31, 2024.

Provision for (Recovery of) Credit Losses

The provision for credit losses represents charges to earnings necessary to maintain an adequate allowance. The adequacy of the ACLL is reviewed quarterly and adjustments are made as determined necessary. The Company recorded a provision for credit losses on loans of $322 and a recovery of credit losses on unfunded commitments of $10 for the six months ended June 30, 2025, compared with a provision for credit losses on loans of $1,307 and a recovery of $15 for unfunded commitments for the six months ended June 30, 2024. For the three month period ended June 30, 2025, the Company recorded a provision for credit losses on loans of $45 and a recovery of credit losses on unfunded commitments of $9. For the three month period ended June 30, 2024, the Company recorded a provision for credit losses on loans of $1,302, which included $1,290 for loans acquired on June 1, 2024.

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

During the three and six months ended June 30, 2025 and 2024, the Company modified loans in the normal course of business for borrowers who were not experiencing financial difficulty. During the three months ended June 30, 2025, the Company modified 173 loans totaling $17,750. During the six months ended June 30, 2025, the Company modified 368 loans totaling $41,855. During the three and six months ended June 30, 2024, the Company provided 216 modifications to loans totaling $21,704 and 432 modifications totaling $43,936.

Key Assets and Liabilities

NBI’s key assets and liabilities and their change from December 31, 2024 are shown in the following table.

	June 30,	December 31,	Change
	2025	2024	Dollars	Percent
Interest-bearing deposits	$83,051	$94,254	$(11,203)	(11.89)%
Securities available for sale, at fair value	590,021	601,898	(11,877)	(1.97)%
Loans, net	1,000,275	977,688	22,587	2.31%
Total assets	1,806,610	1,811,635	(5,025)	(0.28)%
Deposits	1,627,675	1,644,752	(17,077)	(1.04)%

Average Balances

Year-to-date daily averages for the major balance sheet categories are as follows:

	June 30,	December 31,	Change
	2025	2024	Dollars	Percent
Assets
Interest-bearing deposits	$92,458	$76,211	$16,247	21.32%
Securities available for sale, at fair value	596,989	610,298	(13,309)	(2.18)%
Loans, net	991,099	928,293	62,806	6.77%
Total assets	1,817,524	1,744,440	73,084	4.19%
Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$299,820	$290,038	$9,782	3.37%
Interest-bearing demand deposits	862,213	838,526	23,687	2.82%
Savings deposits	143,727	141,148	2,579	1.83%
Time deposits	336,085	313,401	22,684	7.24%
Stockholders’ equity	163,857	147,474	16,383	11.11%

Higher customer deposits resulted in increased investment in interest bearing deposit assets. Changes in securities, loans, deposits and stockholders’ equity are discussed below.

Securities

The Company's securities are designated as available for sale and as such, are reported at fair value. The following table presents information on securities available for sale as of the dates indicated:

	June 30,	December 31,	Change
	2025	2024	Dollars	Percent
Amortized cost	$654,249	$680,496	$(26,247)	(3.86)%
Unrealized loss, net	(64,228)	(78,598)	14,370	18.28%
Securities available for sale, at fair value	$590,021	$601,898	$(11,877)	(1.97)%

The unrealized loss in the Company’s investment portfolio is due to interest rate risk. The fair value of bonds moves inversely to interest rate changes and expectations of interest rate changes. Most of the Company’s securities were purchased during periods prior to the Federal Reserve’s interest rate increases that began in March of 2022. The Company’s analysis of the securities portfolio determined no identifiable credit risk as of June 30, 2025 and no ACL has been recorded. Please refer to Note 1: General and Summary of Significant Accounting Policies of the Company's 2024 Form 10-K and Note 4: Securities in Part I, Item 1 of this report for additional information on the securities portfolio.

Loans

	June 30,	December 31,	Change
	2025	2024	Dollars	Percent
Real estate construction	$44,529	$50,798	$(6,269)	(12.34)%
Consumer real estate	317,949	307,855	10,094	3.28%
Commercial real estate	494,755	478,078	16,677	3.49%
Commercial non real estate	51,383	51,844	(461)	(0.89)%
Public sector and IDA	56,347	57,171	(824)	(1.44)%
Consumer non real estate	46,172	42,867	3,305	7.71%
Less: deferred fees and costs	(438)	(663)	225	(33.94)%
Loans, net of deferred fees and costs	$1,010,697	$987,950	$22,747	2.30%

The increase from December 31, 2024 is the result of organic growth. The Company is positioned to make every loan that meets its underwriting standards.

Deposits

	June 30,	December 31,	Change
	2025	2024	Dollars	Percent
Noninterest-bearing demand deposits	$306,427	$290,088	$16,339	5.63%
Interest-bearing demand deposits	852,405	864,753	(12,348)	(1.43)%
Savings deposits	140,285	143,109	(2,824)	(1.97)%
Time deposits	328,558	346,802	(18,244)	(5.26)%
Total deposits	$1,627,675	$1,644,752	$(17,077)	(1.04)%

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

Capital Resources

	June 30,	December 31,	Change
	2025	2024	Dollars	Percent
Common stock and additional paid in capital	$21,925	$21,831	$94	0.43%
Retained earnings	197,223	196,343	880	0.45%
Accumulated other comprehensive loss	(50,412)	(61,765)	11,353	18.38%
Total stockholders’ equity	$168,736	$156,409	$12,327	7.88%

The increase in stockholders’ equity reflects an improvement in the unrealized losses on securities available for sale and net income during the period.

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

	June 30, 2025	December 31, 2024	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservation Buffer
Common Equity Tier I Capital Ratio	16.13%	15.28%	4.50%	7.00%
Tier I Capital Ratio	16.13%	15.28%	6.00%	8.50%
Total Capital Ratio	17.02%	16.14%	8.00%	10.50%
Leverage Ratio	10.49%	10.25%	4.00%	4.00%

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

As of June 30, 2025, the Company had $292,916 of borrowing capacity from the FHLB and the Company had $173,226 of available capacity at the Federal Reserve Bank discount window. As of June 30, 2025, the Company did not have purchased deposits, discount window borrowings or short-term borrowings.

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

Regulatory capital levels determine the Company’s ability to use purchased deposits and the Federal Reserve Bank discount window. As of June 30, 2025, the Company is considered well capitalized and does not have any restrictions on purchased deposits or borrowing ability at the Federal Reserve Bank discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. As of June 30, 2025, the Company’s liquidity is sufficient to meet projected trends.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. As of June 30, 2025, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s internally-set target range. As of June 30, 2025, the loan to deposit ratio was 62.09%. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

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

The Company sells mortgages on the secondary market. Our agreement with the purchaser provides for strict underwriting and documentation requirements. Violation of the representations and warranties of the agreement would entitle the purchaser to recourse provisions. The Company has determined that its risk in this area is not significant because of the low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of June 30, 2025. To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit. There were no material changes in off-balance sheet arrangements during the three and six months ended June 30, 2025.

Contractual Obligations

The Company had no finance lease or purchase obligations and no long-term debt at June 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
None.
(b)
None.
(c)
During the fiscal quarter ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

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
+101

The following materials from National Bankshares, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2025 are formatted in iXBRL (Inline Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets at June 30, 2025 and December 31, 2024; (ii) Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2025 and 2024; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2025 and 2024; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024; and (vi) Notes to Consolidated Financial Statements.

Filed herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

Date: August 13, 2025	/s/ Lara Ramsey
By: Lara Ramsey
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	/s/ Lora M. Jones
By: Lora M. Jones
Treasurer and
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)