Form 10-Q
period 2025-09-30
NATIONAL BANKSHARES INC
filed 2025-11-13
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Outstanding shares of common stock at November 13, 2025
6,366,001

NATIONAL BANKSHARES, INC.

Form 10-Q

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

National Bankshares, Inc.

Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
(in thousands, except share and per share data)	2025	2024
Assets
Cash and due from banks	$9,192	$13,564
Interest-bearing deposits	33,113	94,254
Federal funds sold	-	299
Total cash and cash equivalents	42,305	108,117
Securities available for sale, at fair value	630,483	601,898
Mortgage loans held for sale	535	619
Loans:
Real estate construction loans	46,381	50,798
Consumer real estate loans	324,597	307,855
Commercial real estate loans	490,968	478,078
Commercial non real estate loans	53,532	51,844
Public sector and IDA loans	54,332	57,171
Consumer non real estate loans	47,135	42,867
Total loans	1,016,945	988,613
Less: deferred fees and costs	(543)	(663)
Loans, net of deferred fees and costs	1,016,402	987,950
Less: allowance for credit losses	(10,579)	(10,262)
Loans, net	1,005,823	977,688
Premises and equipment, net	19,812	18,131
Accrued interest receivable	6,677	6,469
Goodwill	10,718	10,718
Core deposit intangible, net	1,579	1,863
Bank-owned life insurance ("BOLI")	48,262	47,369
Other assets	36,213	38,764
Total assets	$1,802,407	$1,811,636
Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$312,578	$290,088
Interest-bearing demand deposits	793,552	864,753
Savings deposits	140,635	143,109
Time deposits	315,139	346,802
Total deposits	1,561,904	1,644,752
Borrowings	50,000	-
Accrued interest payable	1,616	1,462
Other liabilities	9,667	9,013
Total liabilities	$1,623,187	$1,655,227
Commitments and contingencies
Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	$-	$-
Common stock of $1.25 par value and additional paid in capital. Authorized 10,000,000 shares; issued and outstanding 6,366,001 (including 5,028 unvested) shares as of September 30, 2025 and 6,363,371 (including 4,961 unvested) shares as of December 31, 2024	21,974	21,831
Retained earnings	201,643	196,343
Accumulated other comprehensive loss, net	(44,397)	(61,765)
Total stockholders' equity	179,220	156,409
Total liabilities and stockholders' equity	$1,802,407	$1,811,636

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,
(in thousands, except share and per share data)	2025	2024
Interest Income
Interest and fees on loans	$14,232	$13,174
Interest on federal funds sold	-	13
Interest on interest-bearing deposits	740	954
Interest on securities – taxable	3,704	4,177
Interest on securities – nontaxable	334	333
Total interest income	19,010	18,651
Interest Expense
Interest on time deposits	2,907	3,668
Interest on other deposits	4,362	5,550
Interest on borrowings	67	-
Total interest expense	7,336	9,218
Net interest income	11,674	9,433
Provision for (recovery of) credit losses	306	(5)
Net interest income after provision for (recovery of) credit losses	11,368	9,438

Noninterest Income
Service charges on deposit accounts	681	708
Other service charges and fees	72	117
Credit and debit card fees, net	492	344
Trust income	700	580
BOLI income	304	295
Gain on sale of mortgage loans held for sale	92	50
Other income	196	194
Total noninterest income	2,537	2,288

Noninterest Expense
Salaries and employee benefits	5,114	4,953
Occupancy, furniture and fixtures	770	715
Data processing	848	963
FDIC assessment	210	211
Intangible asset amortization	92	102
Franchise taxes	350	373
Professional services	361	254
Merger-related expense	-	150
Core system conversion expense	50	-
Other operating expenses	729	778
Total noninterest expense	8,524	8,499
Income before income tax expense	5,381	3,227
Income tax expense	961	550
Net Income	$4,420	$2,677
Basic net income per common share	$0.70	$0.42
Diluted net income per common share	$0.69	$0.42
Weighted average number of common shares outstanding, basic	6,360,973	6,356,594
Weighted average number of common shares outstanding, diluted	6,363,351	6,358,352

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Comprehensive Income

Three Months Ended September 30, 2025 and 2024

(Unaudited)

	Three months ended September 30,
(in thousands)	2025	2024
Net Income	$4,420	$2,677

Other Comprehensive Income, Net of Tax
Unrealized holding gain on available for sale securities net of tax of $1,599 and $4,284 for the periods ended September 30, 2025 and 2024, respectively	6,015	16,115
Other comprehensive income, net of tax	6,015	16,115
Total Comprehensive Income	$10,435	$18,792

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Income
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands, except share and per share data)	2025	2024
Interest Income
Interest and fees on loans	$40,686	$34,763
Interest on federal funds sold	5	23
Interest on interest-bearing deposits	2,757	3,312
Interest on securities – taxable	11,289	12,644
Interest on securities – nontaxable	1,007	1,010
Total interest income	55,744	51,752
Interest Expense
Interest on time deposits	9,276	9,490
Interest on other deposits	13,486	15,920
Interest on borrowings	67	2
Total interest expense	22,829	25,412
Net interest income	32,915	26,340
Provision for credit losses	618	1,287
Net interest income after provision for credit losses	32,297	25,053

Noninterest Income
Service charges on deposit accounts	2,114	2,019
Other service charges and fees	228	286
Credit and debit card fees, net	1,275	1,141
Trust income	1,857	1,596
BOLI income	893	822
Gain on sale of mortgage loans held for sale	171	132
Other income	838	774
Total noninterest income	7,376	6,770

Noninterest Expense
Salaries and employee benefits	15,505	14,106
Occupancy, furniture and fixtures	2,240	1,975
Data processing	2,532	2,529
FDIC assessment	627	590
Intangible asset amortization	284	137
Franchise taxes	1,081	1,081
Professional services	1,169	766
Merger-related expense	-	2,891
Core system conversion expense	2,073	173
Other operating expenses	2,228	2,140
Total noninterest expense	27,739	26,388
Income before income tax expense	11,934	5,435
Income tax expense	1,989	891
Net Income	$9,945	$4,544
Basic net income per common share	$1.56	$0.75
Diluted net income per common share	$1.56	$0.75
Weighted average number of common shares outstanding, basic	6,359,443	6,092,468
Weighted average number of common shares outstanding, diluted	6,361,786	6,094,442
Dividends declared per common share	$0.73	$0.73

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Comprehensive Income

Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2025	2024
Net Income	$9,945	$4,544

Other Comprehensive Income, Net of Tax
Unrealized holding gain on available for sale securities net of tax of $4,616 and $3,357 for the periods ended September 30, 2025 and 2024, respectively	17,368	12,627
Other comprehensive income, net of tax	17,368	12,627
Total Comprehensive Income	$27,313	$17,171

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended September 30, 2025 and 2024

(Unaudited)

(in thousands, except share data)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at June 30, 2024	$21,768	$195,548	$(68,354)	$148,962
Net income	–	2,677	–	2,677
Other comprehensive income, net of tax of $4,284	–	–	16,115	16,115
Stock based compensation	28	–	–	28
Balances at September 30, 2024	$21,796	$198,225	$(52,239)	$167,782

Balances at June 30, 2025	$21,925	$197,223	$(50,412)	$168,736
Net income	–	4,420	–	4,420
Other comprehensive income, net of tax of $1,599	–	–	6,015	6,015
Stock based compensation	49	–	–	49
Balances at September 30, 2025	$21,974	$201,643	$(44,397)	$179,220

Nine Months Ended September 30, 2025 and 2024

(Unaudited)

(in thousands, except per share data)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2023	$7,404	$197,984	$(64,866)	$140,522
Net income	–	4,544	–	4,544
Acquisition of Frontier Community Bank	14,299	–	–	14,299
Cash dividends of $0.73 per share	–	(4,303)	–	(4,303)
Other comprehensive income, net of tax of $3,357	–	–	12,627	12,627
Stock based compensation	93	–	–	93
Balances at September 30, 2024	$21,796	$198,225	$(52,239)	$167,782

Balances at December 31, 2024	$21,831	$196,343	$(61,765)	$156,409
Net income	–	9,945	–	9,945
Cash dividends of $0.73 per share	–	(4,645)	–	(4,645)
Other comprehensive income, net of tax of $4,616	–	–	17,368	17,368
Stock based compensation	143	–	–	143
Balances at September 30, 2025	$21,974	$201,643	$(44,397)	$179,220

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2025	2024
Cash Flows from Operating Activities
Net income	$9,945	$4,544
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	618	1,287
Depreciation of premises and equipment	789	660
Amortization of premiums and accretion of discounts on securities, net	741	778
Amortization of core deposit intangible	284	137
Accretion of fair value of acquired loans	(1,324)	(480)
Amortization of fair value of acquired time deposits and leases	115	187
Origination of mortgage loans held for sale	(11,001)	(8,708)
Proceeds from sale of mortgage loans held for sale	11,256	8,789
Gain on sale of mortgage loans held for sale	(171)	(132)
Increase in cash value of bank-owned life insurance	(893)	(822)
Gain on disposal of premises and equipment, net	(2)	-
Equity based compensation expense	143	93
Net change in:
Accrued interest receivable	(208)	2
Other assets	76	(4,007)
Accrued interest payable	154	523
Other liabilities	226	1,169
Net cash provided by operating activities	10,748	4,020

Cash Flows from Investing Activities
Proceeds from repayments of mortgage-backed securities	11,274	9,831
Proceeds from calls, sales and maturities of securities available for sale	31,000	11,024
Purchases of available for sale securities	(49,616)	-
Net change in restricted stock	(1,900)	168
Purchase of loan participations	(20,095)	(13,894)
Collection of loan participations	6,243	5,901
Loan originations and principal collections, net	(13,682)	(18,207)
Recoveries on loans charged off	142	158
Purchases of premises and equipment	(2,306)	(2,302)
Proceeds from sale of premises and equipment	2	46
Cash acquired in the acquisition, net of cash paid	-	6,885
Net cash used in investing activities	(38,938)	(390)

Cash Flows from Financing Activities
Net change in time deposits	(31,792)	18,798
Net change in other deposits	(51,185)	(49,728)
Cash dividends paid	(4,645)	(4,303)
Net change in borrowings	50,000	(5,230)
Net cash used in financing activities	(37,622)	(40,463)
Net change in cash and cash equivalents	(65,812)	(36,833)
Cash and cash equivalents at beginning of period	108,117	86,603
Cash and cash equivalents at end of period	$42,305	$49,770

	For the Nine Months Ended September 30,
(in thousands)	2025	2024
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$22,546	$24,754
Income taxes	1,169	715

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for credit losses	$406	$411
Unrealized holding gain on securities available for sale	21,984	15,984
Lease liabilities arising from obtaining right-of-use assets during the period	440	548

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

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

The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”). The Company’s significant accounting policies followed in preparation of the unaudited consolidated financial statements are disclosed in Note 1 of the Company's 2024 Form 10-K. All amounts and disclosures included in this quarterly report as of December 31, 2024, were derived from the Company’s audited consolidated financial statements. Certain items in the prior period financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or stockholders’ equity. The Company posts all reports required to be filed under the Securities Exchange Act of 1934 on its web site at www.nationalbankshares.com.

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

The acquisition of FCB was accounted for as a business combination using the acquisition method of accounting. Assets acquired, liabilities assumed, and consideration paid were recorded at estimated fair value on the Acquisition Date. The excess of the purchase price over the fair value of the net assets was recorded as provisional goodwill and represents the benefit from the transaction that is not otherwise quantifiable, including expected management and operational synergies and intangible assets that do not qualify for separate recognition. The Company does not expect that any portion of goodwill will be deductible. Please refer to the Company’s 2024 Form 10-K, Note 22: Business Combination for additional information regarding the acquisition of FCB.

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

Note 3: Loans and Allowance for Credit Losses

Loans

Loans include acquired loans and originated loans. Acquired loans are presented at their outstanding principal balance, net of the remaining purchase discount of $6,239 as of September 30, 2025 and $7,564 as of December 31, 2024. Originated loans as of September 30, 2025 and December 31, 2024 are presented at amortized cost, net of deferred fees and costs. The following table presents the composition of the loan portfolio, excluding mortgage loans held for sale, as of the dates indicated.

	September 30,	December 31,
	2025	2024
Real estate construction	$46,381	$50,798
Consumer real estate	324,597	307,855
Commercial real estate	490,968	478,078
Commercial non real estate	53,532	51,844
Public sector and IDA	54,332	57,171
Consumer non real estate	47,135	42,867
Gross loans	$1,016,945	$988,613
Less deferred fees and costs	(543)	(663)
Loans, net of deferred fees and costs	$1,016,402	$987,950
Allowance for credit losses on loans	(10,579)	(10,262)
Total loans, net	$1,005,823	$977,688

Accrued interest receivable of $3,357 at September 30, 2025 and $3,299 at December 31, 2024 is not included in total loans above.

Past Due and Nonaccrual Loans

The following tables present the aging of past due loans, by loan pool, as of the dates indicated.

September 30, 2025	Accruing Current Loans	Accruing Loans 30 – 89 Days Past Due	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans	Total Loans	Accruing and Nonaccrual 90 or More Days Past Due
Real Estate Construction
Construction, 1-4 family residential	$17,527	$-	$-	$-	$17,527	$-
Construction, other	28,818	36	-	-	28,854	-
Consumer Real Estate
Equity line	26,922	-	-	-	26,922	-
Residential closed-end first liens	194,837	909	80	-	195,826	80
Residential closed-end junior liens	10,476	7	-	-	10,483	-
Investor-owned residential real estate	91,138	228	-	-	91,366	-
Commercial Real Estate
Multifamily residential real estate	162,129	356	194	-	162,679	194
Commercial real estate owner-occupied	132,066	-	-	2,027	134,093	194
Commercial real estate, other	193,656	540	-	-	194,196	-
Commercial Non Real Estate
Commercial and industrial	53,420	112	-	-	53,532	-
Public Sector and IDA
States and political subdivisions	54,332	-	-	-	54,332	-
Consumer Non Real Estate
Credit cards	4,687	4	5	-	4,696	5
Automobile	12,168	142	-	-	12,310	-
Other consumer loans	29,678	447	4	-	30,129	4
Total	$1,011,854	$2,781	$283	$2,027	$1,016,945	$477

December 31, 2024	Accruing Current Loans	Accruing Loans 30 – 89 Days Past Due	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans	Total Loans	Accruing and Nonaccrual 90 or More Days Past Due
Real Estate Construction
Construction, 1-4 family residential	$16,162	$-	$-	$-	$16,162	$-
Construction, other	34,636	-	-	-	34,636	-
Consumer Real Estate
Equity line	22,551	67	-	-	22,618	-
Residential closed-end first liens	170,110	949	323	-	171,382	323
Residential closed-end junior liens	8,565	9	-	-	8,574	-
Investor-owned residential real estate	104,756	347	178	-	105,281	178
Commercial Real Estate
Multifamily residential real estate	143,444	186	-	-	143,630	-
Commercial real estate owner-occupied	138,284	147	-	2,222	140,653	209
Commercial real estate, other	193,249	546	-	-	193,795	-
Commercial Non Real Estate
Commercial and industrial	51,547	253	44	-	51,844	44
Public Sector and IDA
States and political subdivisions	57,171	-	-	-	57,171	-
Consumer Non Real Estate
Credit cards	4,696	2	-	-	4,698	-
Automobile	12,802	193	-	-	12,995	-
Other consumer loans	24,921	250	3	-	25,174	3
Total	$982,894	$2,949	$548	$2,222	$988,613	$757

The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	September 30, 2025			December 31, 2024
	With No Allowance	With an Allowance	Total	With No Allowance	With an Allowance	Total
Commercial Real Estate
Commercial real estate owner-occupied	$1,833	$194	$2,027	$2,013	$209	$2,222
Total	$1,833	$194	$2,027	$2,013	$209	$2,222

No accrued interest receivable was reversed against interest income during the three and nine months ended September 30, 2025 or September 30, 2024.

Allowance for Credit Losses on Loans (“ACLL”)

The following tables present the activity in the ACLL by portfolio segment for the periods indicated:

	Activity in the ACLL for the Nine Months Ended September 30, 2025
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2024	$348	$3,926	$4,299	$655	$336	$648	$50	$10,262
Charge-offs	-	(3)	-	-	-	(403)	-	(406)
Recoveries	-	-	29	31	-	82	-	142
Provision for (recovery of) credit losses	77	(35)	32	74	(29)	465	(3)	581
Balance, September 30, 2025	$425	$3,888	$4,360	$760	$307	$792	$47	$10,579

	Activity in the ACLL for the Nine Months Ended September 30, 2024
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2023	$408	$3,162	$3,576	$682	$333	$583	$350	$9,094
Charge-offs	-	-	-	(145)	-	(266)	-	(411)
Recoveries	-	-	41	12	-	105	-	158
Provision for (recovery of) credit losses	43	697	589	106	5	139	(267)	1,312
Merger adjustment(1)	10	97	55	4	-	9	-	175
Balance, September 30, 2024	$461	$3,956	$4,261	$659	$338	$570	$83	$10,328

	Activity in the ACLL for the Year Ended December 31, 2024
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2023	$408	$3,162	$3,576	$682	$333	$583	$350	$9,094
Charge-offs	-	-	-	(166)	-	(353)	-	(519)
Recoveries	-	-	53	79	-	138	-	270
Provision for (recovery of) credit losses	(70)	667	615	56	3	271	(300)	1,242
Merger adjustment(1)	10	97	55	4	-	9	-	175
Balance, December 31, 2024	$348	$3,926	$4,299	$655	$336	$648	$50	$10,262

(1) Adjustment for PCD acquired loans.

The following tables present information about the ACLL for individually evaluated loans and collectively evaluated loans by portfolio segment as of the dates indicated.

	ACLL by Segment and Evaluation Method
September 30, 2025	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Individually evaluated	$–	$27	$63	$–	$–	$–	$–	$90
Collectively evaluated	425	3,861	4,297	760	307	792	47	10,489
Total	$425	$3,888	$4,360	$760	$307	$792	$47	$10,579

	ACLL by Segment and Evaluation Method
December 31, 2024	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Individually evaluated	$-	$31	$49	$-	$-	$-	$-	$80
Collectively evaluated	348	3,895	4,250	655	336	648	50	10,182
Total	$348	$3,926	$4,299	$655	$336	$648	$50	$10,262

The following tables present information about individually evaluated loans and collectively evaluated loans by portfolio segment as of the dates indicated.

	Loans by Segment and Evaluation Method
September 30, 2025	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Total
Individually evaluated	$–	$473	$10,226	$–	$–	$–	$10,699
Collectively evaluated	46,381	324,124	480,742	53,532	54,332	47,135	1,006,246
Total	$46,381	$324,597	$490,968	$53,532	$54,332	$47,135	$1,016,945

	Loans by Segment and Evaluation Method
December 31, 2024	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Total
Individually evaluated	$-	$497	$10,024	$-	$-	$-	$10,521
Collectively evaluated	50,798	307,358	468,054	51,844	57,171	42,867	978,092
Total	$50,798	$307,855	$478,078	$51,844	$57,171	$42,867	$988,613

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

As of September 30, 2025 and December 31, 2024, three of the Company’s individually evaluated loans were collateral dependent and secured by real estate. The following table provides detail on collateral dependent loans as of the dates indicated:

	September 30, 2025		December 31, 2024
	Balance	Related Allowance	Balance	Related Allowance
Commercial Real Estate
Commercial real estate, owner occupied	$8,114	$-	$8,387	$-
Commercial real estate, other	677	-	872	-
Total Loans	$8,791	$-	$9,259	$-

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

The following tables present the amortized cost basis of the loan portfolio by year of origination, loan class and credit quality as of September 30, 2025 and December 31, 2024, and gross charge-offs by year of origination for the nine months ended September 30, 2025 and the year ended December 31, 2024.

	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans Converted
September 30, 2025	Prior	2021	2022	2023	2024	2025	Revolving	to Term	Total
Construction, residential
Pass	$-	$-	$-	$265	$2,255	$2,901	$9,517	$2,589	$17,527
Construction, other
Pass	$4,044	$765	$1,247	$13,470	$1,545	$4,605	$3,128	$50	$28,854
Equity lines
Pass	$-	$-	$-	$-	$-	$-	$26,922	$-	$26,922
Residential closed-end first liens
Pass	$56,578	$32,623	$35,725	$27,675	$21,470	$20,063	$50	$1,369	$195,553
Special Mention	-	-	132	-	-	-	-	-	132
Classified	61	80	-	-	-	-	-	-	141
Total	$56,639	$32,703	$35,857	$27,675	$21,470	$20,063	$50	$1,369	$195,826
Residential closed-end junior liens
Pass	$1,527	$251	$1,853	$1,336	$3,134	$2,350	$32	$-	$10,483
Investor-owned residential real estate
Pass	$45,930	$15,716	$11,598	$3,179	$3,758	$8,652	$2,060	$-	$90,893
Classified	473	-	-	-	-	-	-	-	473
Total	$46,403	$15,716	$11,598	$3,179	$3,758	$8,652	$2,060	$-	$91,366
Multifamily residential real estate
Pass	$40,649	$38,700	$40,107	$4,153	$13,084	$25,652	$140	$-	$162,485
Classified	194	-	-	-	-	-	-	-	194
Total	$40,843	$38,700	$40,107	$4,153	$13,084	$25,652	$140	$-	$162,679
Commercial real estate, owner occupied
Pass	$70,784	$6,900	$25,008	$9,258	$5,538	$4,815	$2,597	$-	$124,900
Special mention	6,280	-	-	-	-	-	-	-	6,280
Classified	2,816	-	-	-	-	-	97	-	2,913
Total	$79,880	$6,900	$25,008	$9,258	$5,538	$4,815	$2,694	$-	$134,093
Commercial real estate, other
Pass	$100,307	$34,898	$31,089	$16,701	$6,195	$2,300	$1,489	$-	$192,979
Classified	677	-	540	-	-	-	-	-	1,217
Total	$100,984	$34,898	$31,629	$16,701	$6,195	$2,300	$1,489	$-	$194,196
Commercial and industrial
Pass	$7,257	$10,052	$2,846	$3,740	$10,196	$7,858	$11,386	$177	$53,512
Special Mention	-	-	-	-	-	-	20	-	20
Total	$7,257	$10,052	$2,846	$3,740	$10,196	$7,858	$11,406	$177	$53,532
Public sector and IDA
Pass	$18,700	$23,451	$5,610	$6,522	$49	$-	$-	$-	$54,332
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$4,696	$-	$4,696
Automobile
Pass	$94	$292	$856	$2,649	$3,931	$4,486	$-	$-	$12,308
Special Mention	-	-	-	2	-	-	-	-	2
Total	$94	$292	$856	$2,651	$3,931	$4,486	$-	$-	$12,310
Other consumer
Pass	$398	$484	$1,165	$2,884	$6,987	$16,821	$1,358	$-	$30,097
Special Mention	-	-	-	-	6	3	-	-	9
Classified	-	12	-	-	6	3	2	-	23
Total	$398	$496	$1,165	$2,884	$6,999	$16,827	$1,360	$-	$30,129
Total Loans
Pass	$346,268	$164,132	$157,104	$91,832	$78,142	$100,503	$63,375	$4,185	$1,005,541
Special Mention	6,280	-	132	2	6	3	20	-	6,443
Classified	4,221	92	540	-	6	3	99	-	4,961
Total	$356,769	$164,224	$157,776	$91,834	$78,154	$100,509	$63,494	$4,185	$1,016,945

	Gross Charge Offs by Origination Year for the Nine Months Ended September 30, 2025							Revolving Loans Converted
	Prior	2021	2022	2023	2024	2025	Revolving	to Term	Total
Residential closed-end first liens	$3	$-	$-	$-	$-	$-	$-	$-	$3
Credit cards	-	-	-	-	-	-	42	-	42
Automobile	-	4	13	38	23	-	-	-	78
Other consumer	-	-	20	19	70	174	-	-	283
Total Gross Charge-Offs	$3	$4	$33	$57	$93	$174	$42	$-	$406

	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans Converted
December 31, 2024	Prior	2020	2021	2022	2023	2024	Revolving	to Term	Total
Construction, residential
Pass	$-	$-	$-	$337	$2,312	$3,328	$10,185	$-	$16,162
Construction, other
Pass	$2,938	$1,138	$805	$10,795	$8,669	$6,194	$4,097	$-	$34,636
Equity lines
Pass	$363	$249	$387	$470	$816	$402	$19,894	$12	$22,593
Classified	-	-	-	-	-	-	25	-	25
Total	$363	$249	$387	$470	$816	$402	$19,919	$12	$22,618
Residential closed-end first liens
Pass	$42,211	$18,111	$33,630	$35,557	$21,593	$18,991	$-	$303	$170,396
Special mention	367	-	-	-	-	-	-	-	367
Classified	441	-	-	178	-	-	-	-	619
Total	$43,019	$18,111	$33,630	$35,735	$21,593	$18,991	$-	$303	$171,382
Residential closed-end junior liens
Pass	$1,596	$-	$277	$2,048	$1,597	$3,004	$31	$21	$8,574
Investor-owned residential real estate
Pass	$28,919	$22,946	$19,280	$16,242	$8,175	$3,266	$1,907	$3,668	$104,403
Special mention	-	-	-	138	-	-	-	-	138
Classified	740	-	-	-	-	-	-	-	740
Total	$29,659	$22,946	$19,280	$16,380	$8,175	$3,266	$1,907	$3,668	$105,281
Multifamily residential real estate
Pass	$39,665	$2,055	$39,879	$40,198	$8,470	$13,205	$158	$-	$143,630
Commercial real estate, owner occupied
Pass	$52,916	$24,539	$7,432	$28,753	$10,351	$3,810	$3,422	$83	$131,306
Special mention	6,375	-	-	-	-	-	-	-	6,375
Classified	2,222	738	-	-	-	-	12	-	2,972
Total	$61,513	$25,277	$7,432	$28,753	$10,351	$3,810	$3,434	$83	$140,653
Commercial real estate, other
Pass	$90,358	$17,919	$36,777	$23,775	$16,990	$5,583	$1,703	$-	$193,105
Classified	690	-	-	-	-	-	-	-	690
Total	$91,048	$17,919	$36,777	$23,775	$16,990	$5,583	$1,703	$-	$193,795
Commercial and industrial
Pass	$6,437	$2,070	$11,849	$5,528	$5,903	$8,407	$11,644	$-	$51,838
Classified	-	-	-	6	-	-	-	-	6
Total	$6,437	$2,070	$11,849	$5,534	$5,903	$8,407	$11,644	$-	$51,844
Public sector and IDA
Pass	$19,309	$218	$25,232	$5,922	$6,490	$-	$-	$-	$57,171
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$4,698	$-	$4,698
Automobile
Pass	$36	$243	$727	$1,640	$4,474	$5,832	$-	$-	$12,952
Special mention	-	-	-	-	4	-	-	-	4
Classified	-	-	-	-	28	11	-	-	39
Total	$36	$243	$727	$1,640	$4,506	$5,843	$-	$-	$12,995
Other Consumer
Pass	$184	$401	$874	$2,274	$4,804	$15,846	$760	$-	$25,143
Special mention	-	-	1	-	-	9	-	-	10
Classified	-	-	-	2	14	5	-	-	21
Total	$184	$401	$875	$2,276	$4,818	$15,860	$760	$-	$25,174
Total Loans
Pass	$284,932	$89,889	$177,149	$173,539	$100,644	$87,868	$58,499	$4,087	$976,607
Special mention	6,742	-	1	138	4	9	-	-	6,894
Classified	4,093	738	-	186	42	16	37	-	5,112
Total	$295,767	$90,627	$177,150	$173,863	$100,690	$87,893	$58,536	$4,087	$988,613

	Gross Charge Offs by Origination Year for the Twelve Monts Ended December 31, 2024							Revolving Loans Converted
	Prior	2020	2021	2022	2023	2024	Revolving	to Term	Total
Commercial and industrial	$125	$-	$-	$-	$-	$22	$19	$-	$166
Credit cards	-	-	-	-	-	-	53	-	53
Automobile	-	-	6	14	16	11	-	-	47
Other Consumer	-	4	15	19	94	121	-	-	253
Total YTD gross charge-offs	$125	$4	$21	$33	$110	$154	$72	$-	$519

Loan Modifications to Borrowers Experiencing Financial Difficulty

On the date a loan is modified, the Company assesses whether the borrower is experiencing financial difficulty. If the borrower is experiencing financial difficulty, the loan is risk rated special mention or classified, as appropriate. If the loan exceeds $400, if it is placed in nonaccrual, or if foreclosure is probable, the loan is individually evaluated for the ACLL.

During the three and nine months ended September 30, 2025, no loans were modified for borrowers experiencing financial difficulty. Two loans were modified for borrowers experiencing financial difficulty during the first three months of 2024. These loans were modified again during the three month period ended September 30, 2024.

The following table presents information as of September 30, 2024 about loans modified for borrowers experiencing financial difficulty during the nine months ended September 30, 2024.

September 30, 2024	Amortized Cost Basis	% of Class	Type of Modification	Financial Effect
Commercial Real Estate
Commercial real estate owner-occupied	$6,396	4.40%	Interest only payments	3 months of interest only payments, re-amortization of the balance to contractual maturity
Commercial Non real estate
Commercial and industrial	$6	0.01%	Term extension	Renewal of single-payment note for an additional 3 months

The Company closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty. As of September 30, 2024, the loans were in current status and individually evaluated. There were no modified loans to borrowers experiencing financial difficulty that had a payment default during the three or nine months ended September 30, 2025 and 2024 and that were modified in the twelve months prior. Default occurs when a payment is 90 days past due, the loan is fully or partially charged off or the Company forecloses on the collateral.

Consumer Real Estate Loans In Process of Foreclosure

As of September 30, 2025, the Company had no consumer real estate loans in process of foreclosure. As of December 31, 2024, three consumer real estate loans totaling $37 were in process of foreclosure.

ACL for Unfunded Commitments

The following tables present the balance and activity in the ACL for unfunded commitments for the nine months ended September 30, 2025 and 2024:

Allowance for Credit Losses on Unfunded Commitments
Balance, December 31, 2024	$251
Provision for credit losses	37
Balance, September 30, 2025	$288

Balance, December 31, 2023	$259
Recovery of credit losses	(25)
FCB acquisition	7
Balance, September 30, 2024	$241

Note 4: Securities

The amortized cost and estimated fair value of securities available for sale along with gross unrealized gains and losses as of the dates indicated are summarized as follows:

September 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies and corporations	$322,309	$-	$26,437	$295,872
States and political subdivisions	177,617	-	25,612	152,005
Mortgage-backed securities	181,664	32	4,033	177,663
Corporate debt securities	5,507	-	564	4,943
Total securities available for sale	$687,097	$32	$56,646	$630,483

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies and corporations	$351,136	$-	$40,012	$311,124
States and political subdivisions	178,106	-	32,372	145,734
Mortgage-backed securities	143,747	24	5,473	138,298
Corporate debt securities	6,507	-	764	5,743
U.S. treasury	1,000	-	1	999
Total securities available for sale	$680,496	$24	$78,622	$601,898

The following tables present information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous loss position, as of the dates indicated:

	Less Than 12 Months		12 Months or More
September 30, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies and corporations	$-	$-	$295,872	$26,437
State and political subdivisions	-	-	151,620	25,612
Mortgage-backed securities	50,254	396	101,193	3,637
Corporate debt securities	-	-	4,943	564
Total temporarily impaired securities	$50,254	$396	$553,628	$56,250

	Less Than 12 Months		12 Months or More
December 31, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies and corporations	$-	$-	$311,124	$40,012
State and political subdivisions	885	118	144,849	32,254
Mortgage-backed securities	5,336	28	115,011	5,445
Corporate debt securities	-	-	5,743	764
U.S. treasury	-	-	999	1
Total temporarily impaired securities	$6,221	$146	$577,726	$78,476

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

At September 30, 2025, the Company had 534 securities with a fair value of $603,882 in an unrealized loss position. The Company reviews securities in an unrealized loss position to evaluate credit risk. The Company considers payment history, risk ratings from external parties, financial statements for municipal and corporate securities, public statements from issuers and other available credible published sources in evaluating credit risk. No credit losses were identified and no ACL on securities available for sale was recorded as of September 30, 2025 or December 31, 2024. The unrealized losses are attributed to noncredit-related factors, including changes in interest rates and other market conditions. The Company does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the cost basis of the investments. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

The amortized cost and fair value of securities available for sale at September 30, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity.

September 30, 2025	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$21,930	$21,781
Due after one year through five years	224,100	213,221
Due after five years through ten years	223,667	196,423
Due after ten years	217,400	199,058
Total securities available for sale	$687,097	$630,483

Accrued interest receivable on securities, included in accrued interest receivable on the Consolidated Balance Sheets, totaled $3,320 at September 30, 2025 and $3,170 at December 31, 2024.

The deferred tax asset for the net unrealized loss on securities available for sale was $11,889 as of September 30, 2025 and $16,506 as of December 31, 2024. The deferred tax asset is included in other assets on the Consolidated Balance Sheets.

Realized Securities Gains and Losses

There were no sales of securities during the nine months ended September 30, 2025 and 2024.

Restricted Stock.

The Company held restricted stock of $3,748 as of September 30, 2025 and $1,848 as of December 31, 2024 included in other assets on the Consolidated Balance Sheets. As a member of the Federal Reserve and the Federal Home Loan Bank of Atlanta (“FHLB”), NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. The Company purchases stock from or sells stock back to the correspondents based on their calculations. The stock is held by member institutions only and is not actively traded.

Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. In addition to dividends, NBB also benefits from its membership with FHLB through eligibility to borrow from the FHLB, using as collateral NBB’s capital stock investment in the FHLB and qualifying NBB real estate mortgage loans totaling $515,009 at September 30, 2025. The Company’s management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at September 30, 2025, did not determine any impairment.

Note 5: Defined Benefit Plan

The following table presents components of net periodic benefit income for the periods indicated:

	Net Periodic Benefit Income
	Three Months Ended September 30,
	2025	2024
Service cost	$(248)	$(261)
Interest cost	(324)	(302)
Expected return on plan assets	692	608
Recognized net actuarial loss	-	(33)
Net periodic benefit income	$120	$12

	Net Periodic Benefit Income
	Nine Months Ended September 30,
	2025	2024
Service cost	$(743)	$(783)
Interest cost	(972)	(906)
Expected return on plan assets	2,077	1,824
Recognized net actuarial loss	-	(99)
Net periodic benefit income	$362	$36

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

		Fair Value Measurement Using
September 30, 2025	Balance	Level 1	Level 2	Level 3
U.S. government agencies and corporations	$295,872	$-	$295,872	$-
States and political subdivisions	152,005	-	152,005	-
Mortgage-backed securities	177,663	-	177,663	-
Corporate debt securities	4,943	-	4,943	-
Total securities available for sale	$630,483	$-	$630,483	$-

		Fair Value Measurement Using
December 31, 2024	Balance	Level 1	Level 2	Level 3
U.S. government agencies and corporations	$311,124	$-	$311,124	$-
States and political subdivisions	145,734	-	145,734	-
Mortgage-backed securities	138,298	-	138,298	-
Corporate debt securities	5,743	-	5,743	-
U.S. treasury	999	-	999	-
Total securities available for sale	$601,898	$-	$601,898	$-

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at September 30, 2025 or December 31, 2024.

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

As of September 30, 2025, three commercial real estate loans totaling $8,791 were collateral dependent. Valuation was based upon outside appraisals (Level 2). None of the measurements resulted in a specific allocation. As of December 31, 2024, three commercial real estate loans totaling $9,259 were measured under the fair value of collateral method using third party appraisals (Level 2). None of the measurements resulted in a specific allocation.

Fair Value Summary

The following presents the recorded amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of the dates indicated. Fair values are estimated using the exit price notion.

		Estimated Fair Value
September 30, 2025	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$9,192	$9,192	$-	$-
Interest-bearing deposits	33,113	33,113	-	-
Securities available for sale	630,483	-	630,483	-
Restricted stock, at cost	3,748	-	3,748	-
Mortgage loans held for sale	535	-	535	-
Loans, net	1,005,823	-	-	969,575
Accrued interest receivable	6,677	-	6,677	-
Bank-owned life insurance	48,262	-	48,262	-
Financial liabilities:
Deposits	$1,561,904	$-	$1,246,765	$315,055
Accrued interest payable	1,616	-	1,616	-
Borrowings	50,000	-	50,000	-

		Estimated Fair Value
December 31, 2024	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$13,564	$13,564	$-	$-
Interest-bearing deposits	94,254	94,254	-	-
Federal funds sold	299	299	-	-
Securities available for sale	601,898	-	601,898	-
Restricted stock, at cost	1,848	-	1,848	-
Mortgage loans held for sale	619	-	619	-
Loans, net	977,688	-	-	927,581
Accrued interest receivable	6,469	-	6,469	-
Bank-owned life insurance	47,369	-	47,369	-
Financial liabilities:
Deposits	$1,644,752	$-	$1,332,138	$312,811
Accrued interest payable	1,462	-	1,462	-

Note 7: Components of Accumulated Other Comprehensive Loss

The following tables provide information about components of accumulated other comprehensive loss as of the dates indicated:

	Net Unrealized Loss on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at June 30, 2024	$(66,044)	$(2,310)	$(68,354)
Unrealized holding gain on available for sale securities, net of tax of $4,284	16,115	-	16,115
Balance at September 30, 2024	$(49,929)	$(2,310)	$(52,239)

Balance at June 30, 2025	$(50,740)	$328	$(50,412)
Unrealized holding gain on available for sale securities, net of tax of $1,599	6,015	-	6,015
Balance at September 30, 2025	$(44,725)	$328	$(44,397)

	Net Unrealized Loss on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$(62,556)	$(2,310)	$(64,866)
Unrealized holding gain on available for sale securities, net of tax of $3,357	12,627	-	12,627
Balance at September 30, 2024	$(49,929)	$(2,310)	$(52,239)

Balance at December 31, 2024	$(62,093)	$328	$(61,765)
Unrealized holding gain on available for sale securities, net of tax of $4,616	17,368	-	17,368
Balance at September 30, 2025	$(44,725)	$328	$(44,397)

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated:

	Three Months Ended September 30,
Noninterest Income	2025	2024
In-scope of Topic 606:
Service charges on deposit accounts	$681	$708
Other service charges and fees	72	117
Credit and debit card fees, net	492	344
Trust income	700	580
Insurance and Investment (1)	133	126
Noninterest Income (in-scope of Topic 606)	$2,078	$1,875
Noninterest Income (out-of-scope of Topic 606)	459	413
Total noninterest income	$2,537	$2,288

	Nine Months Ended September 30,
Noninterest Income	2025	2024
In-scope of Topic 606:
Service charges on deposit accounts	$2,114	$2,019
Other service charges and fees	228	286
Credit and debit card fees, net	1,275	1,141
Trust income	1,857	1,596
Insurance and Investment (1)	656	558
Noninterest Income (in-scope of Topic 606)	$6,130	$5,600
Noninterest Income (out-of-scope of Topic 606)	1,246	1,170
Total noninterest income	$7,376	$6,770

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

The following tables present information about leases as of the dates and for the periods indicated:

	September 30,	December 31,
	2025	2024
Lease liability	$1,662	$1,523
Right-of-use asset	$1,461	$1,305
Weighted average remaining lease term (in years)	4.12	4.76
Weighted average discount rate	3.70%	3.87%

	For the Three Months Ended September 30,
Lease Expense	2025	2024
Operating lease expense	$105	$127
Short-term lease expense	-	5
Total lease expense	$105	$132
Cash paid for amounts included in lease liabilities	$109	$131
Right-of-use assets obtained in exchange for operating lease liabilities commencing during the period	$86	$–

	For the Nine Months Ended September 30,
Lease Expense	2025	2024
Operating lease expense	$315	$315
Short-term lease expense	-	16
Total lease expense	$315	$331
Cash paid for amounts included in lease liabilities	$333	$330
Right-of-use assets obtained in exchange for operating lease liabilities commencing during the period	$440	$548

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability:

Undiscounted Cash Flow for the Period	As of September 30, 2025
Twelve months ending September 30, 2026	$460
Twelve months ending September 30, 2027	412
Twelve months ending September 30, 2028	408
Twelve months ending September 30, 2029	256
Twelve months ending September 30, 2030	160
Thereafter	98
Total undiscounted cash flows	$1,794
Less: discount	(132)
Lease liability	$1,662

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

Restricted Stock Awards

Under the Plan, restricted stock awards (“RSAs”) were granted to non-employee directors as part of the semi-annual retainer and restricted stock units ("RSUs") were granted to certain executives. The RSAs and RSUs were valued at the closing stock price on the grant date and expensed over a one-year vesting period. Stock based compensation expense charged against income was $49 and $143 for the three and nine months ended September 30, 2025 and $28 and $93 for the three and nine months ended September 30, 2024. As of September 30, 2025, compensation expense of $105 related to the nonvested RSAs and RSUs is expected to be recognized over the coming 12 months. A summary of changes in the Company’s nonvested RSAs under the Plan for the nine months ended September 30, 2025 follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2025	4,961	$30.98
Granted	2,630	26.59
Vested and released	(2,563)	30.00
Nonvested at September 30, 2025	5,028	$29.18

Note 11: Net Income Per Common Share

The factors used in the computation of net income per common share for the periods indicated are presented below:

	For the Three Months Ended September 30,
	2025			2024
	Net Income (Numerator)	Common Shares Weighted Average Outstanding(1) (Denominator)	Per Share	Net Income (Numerator)	Common Shares Weighted Average Outstanding(1) (Denominator)	Per Share
Basic net income per common share	$4,420	6,360,973	$0.70	$2,677	6,356,594	$0.42
Dilutive shares(1)		2,378			1,758
Diluted net income per common share	$4,420	6,363,351	$0.69	$2,677	6,358,352	$0.42

	For the Nine Months Ended September 30,
	2025			2024
	Net Income (Numerator)	Common Shares Weighted Average Outstanding(1) (Denominator)	Per Share	Net Income (Numerator)	Common Shares Weighted Average Outstanding(1) (Denominator)	Per Share
Basic net income per common share	$9,945	6,359,443	$1.56	$4,544	6,092,468	$0.75
Dilutive shares(1)		2,343			1,974
Diluted net income per common share	$9,945	6,361,786	$1.56	$4,544	6,094,442	$0.75

(1) Dilutive shares are associated with RSAs. RSAs are disregarded in the computation of diluted net income per share if they are determined to be anti-dilutive. There were no anti-dilutive RSAs for the three and nine months ended September 30, 2025 and September 30, 2024.

Note 12 – Goodwill and Other Intangibles

Core deposit intangible amortization expense was $92 and $284 for the three and nine months ended September 30, 2025. Core deposit intangible amortization expense was $102 and $137 for the three and nine months ended September 30, 2024. The following table provides information on the significant components of goodwill and other acquired intangible assets during the nine months ended September 30, 2025:

	Beginning Balance	Additions	Measurement Period Adjustment	Accumulated Amortization	Ending Balance
Goodwill	$10,718	$-	$-	$-	$10,718
Core deposit intangible	$1,863	$-	$-	$(284)	$1,579

As of September 30, 2025, estimated future remaining amortization of the core deposit intangible within the years ending December 31, is as follows:

Amortization Expense
2025	$89
2026	331
2027	290
2028	248
2029	207
2030	165
Thereafter	249
Total amortizing core deposit intangible	$1,579

Note 13 - Borrowings

During the third quarter of 2025, the Company borrowed $40,000 from the Federal Home Loan Bank of Atlanta and $10,000 from the Federal Reserve Discount Window. The borrowings were part of a yield optimization strategy and the proceeds were used to purchase securities. The borrowings were structured to mirror expected cash flow from the securities portfolio through the end of 2026. All borrowings mature within the next 12 months and have a weighted average interest rate of 3.99% .

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

Net Interest Margin

The Company uses the net interest margin (non-GAAP) to measure profitability of interest generating activities, as a percentage of total interest-earning assets. The Company’s net interest margin is calculated on a fully taxable equivalent (“FTE”) basis. The portion of interest income that is nontaxable is grossed up to the tax equivalent by adding the tax benefit based on a tax rate of 21%. Annualized FTE net interest income is divided by total average earning assets to calculate the net interest margin. The following tables present the reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, for the periods indicated:

	Three Months Ended September 30,
Net Interest Margin, FTE	2025	2024
Interest income (GAAP)	$19,010	$18,651
Add: FTE adjustment	244	241
Interest income, FTE (non-GAAP)	19,254	18,892
Interest expense (GAAP)	7,336	9,218
Net interest income, FTE (non-GAAP)	$11,918	$9,674
Average balance of interest-earning assets	$1,731,992	$1,750,407
Net interest margin	2.73%	2.20%

	Nine Months Ended September 30,
Net Interest Margin, FTE	2025	2024
Interest income (GAAP)	$55,744	$51,752
Add: FTE adjustment	726	729
Interest income, FTE (non-GAAP)	56,470	52,481
Interest expense (GAAP)	22,829	25,412
Net interest income, FTE (non-GAAP)	$33,641	$27,069
Average balance of interest-earning assets	$1,752,234	$1,691,110
Net interest margin (non-GAAP)	2.57%	2.14%

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

	Three Months Ended September 30,
Efficiency Ratio	2025	2024
Noninterest expense (GAAP)	$8,524	$8,499
Less: merger-related expense	-	(150)
Less: core system conversion expense (1)	(50)	-
Adjusted noninterest expense (non-GAAP)	$8,474	$8,349
Noninterest income (GAAP)	$2,537	$2,288
Net interest income, FTE (non-GAAP)	11,918	9,674
Total income for efficiency ratio (non-GAAP)	$14,455	$11,962
Efficiency ratio	58.62%	69.80%

	Nine Months Ended September 30,
Efficiency Ratio	2025	2024
Noninterest expense (GAAP)	$27,739	$26,388
Less: merger-related expense	-	(2,891)
Less: core system conversion expense (1)	(2,073)	(173)
Adjusted noninterest expense (non-GAAP)	$25,666	$23,324
Noninterest income (GAAP)	$7,376	$6,770
Net interest income, FTE (non-GAAP)	33,641	27,069
Total income for efficiency ratio (non-GAAP)	$41,017	$33,839
Efficiency ratio (non-GAAP)	62.57%	68.93%

(1)
Core system conversion expense stems from a core system upgrade that will provide greater efficiency and product offerings.

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

	Three Months Ended September 30,
Annualized Net Income for Ratio Calculation	2025	2024
Net income per GAAP	$4,420	$2,677
Items not annualized:
Merger-related expense net of tax of $6 for the period ended September 30, 2024	-	144
Core system conversion expense, net of tax of $11 for the period ended September 30, 2025	39	–
Total non-annualized items	39	144
Adjusted net income	$4,459	$2,821
Adjusted net income, annualized	$17,691	$11,223
Total non-annualized items	(39)	(144)
Annualized net income for ratio calculation (non-GAAP)	$17,652	$11,079
Return on average assets (GAAP)	0.98%	0.59%
Adjusted return on average assets (non-GAAP)	0.99%	0.61%
Return on average equity (GAAP)	10.22%	6.82%
Adjusted return on average equity (non-GAAP)	10.29%	7.10%

	Nine Months Ended September 30,
Annualized Net Income for Ratio Calculation	2025	2024
Net income per GAAP	$9,945	$4,544
Items not annualized:
Partnership income net of tax of ($44) and ($35) for the periods ended September 30, 2025 and 2024, respectively	(166)	(134)
ACL provision, net of tax of $271 for the period ended September 30, 2024	-	1,019
Merger-related expense net of tax of $417 for the period ended September 30, 2024	-	2,474
Core system conversion expense, net of tax of $435 and $36 for the periods ended September 30, 2025 and 2024, respectively	1,638	137
Total non-annualized items	1,472	3,496
Adjusted net income	$11,417	$8,040
Adjusted net income, annualized	$15,264	$10,740
Total non-annualized items	(1,472)	(3,496)
Annualized net income for ratio calculation (non-GAAP)	$13,792	$7,244
Return on average assets (GAAP)	0.74%	0.35%
Adjusted return on average assets (non-GAAP)	0.76%	0.42%
Return on average equity (GAAP)	7.98%	4.23%
Adjusted return on average equity (non-GAAP)	8.28%	5.05%

Performance Summary

Key to understanding the Company’s results of operations and financial position is the acquisition of FCB in 2024, the impact of the interest rate environment and the core system conversion completed during the second quarter of 2025 that will enhance efficiency, product offerings and future growth.

The acquisition of FCB on June 1, 2024 expanded the Company's footprint into desirable markets and increased its growth potential. The acquisition added to the balance sheet $118,743 in loans, $129,717 in deposits and $14,299 in equity. The Company also recorded merger expenses detailed under Non-GAAP Financial Measures above.

The Federal Reserve's interest rate cuts between September 2024 and September of 2025 eased deposit pricing pressure beginning in the fourth quarter of 2024. The interest rate environment continues at a level that allows adjustable rate loans to reprice higher than their previous rates.

The Company completed the core system conversion of both the acquired bank and the legacy bank during the second quarter of 2025, with related expenses presented in core system conversion expense on the Consolidated Statements of Income. The following table presents the Company’s key performance indicators for the periods indicated:

	Three Months Ended September 30,
	2025	2024
Net Income	$4,420	$2,677
Return on average assets	0.98%	0.59%
Adjusted return on average assets (1)	0.99%	0.61%
Return on average equity	10.22%	6.82%
Adjusted return on average equity (1)	10.29%	7.10%
Basic net income per common share	$0.70	$0.42
Diluted net income per common share	$0.69	$0.42
Net interest margin (1)	2.73%	2.20%
Efficiency ratio (1)	58.62%	69.80%

	Nine Months Ended September 30,
Summary Key Performance Indicators	2025	2024
Net Income	$9,945	$4,544
Return on average assets	0.74%	0.35%
Adjusted return on average assets (1)	0.76%	0.42%
Return on average equity	7.98%	4.23%
Adjusted return on average equity (1)	8.28%	5.05%
Basic net income per common share	$1.56	$0.75
Diluted net income per common share	$1.56	$0.75
Net interest margin (1)	2.57%	2.14%
Efficiency ratio (1)	62.57%	68.93%

(1)
See “Non-GAAP Financial Measures” above.

Net income for the three and nine months ended September 30, 2025 increased when compared with the comparable periods of 2024, due to net interest margin expansion and merger related expenses in 2024. The net interest margin as well as key noninterest income and expense items are discussed below.

Net Interest Income

The following tables present interest‑earning assets and interest‑bearing liabilities, the interest earned or paid, the average yield or rate on the daily average balance outstanding, net interest income and net interest margin for the periods indicated.

	Three Months Ended September 30,
	2025			2024
($ in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans (1)(2)(3)(4)(5)	$1,010,041	$14,356	5.64%	$994,744	$13,295	5.32%
Taxable securities (5)	588,212	3,704	2.50%	622,284	4,177	2.67%
Nontaxable securities (1)(5)	62,730	454	2.87%	63,197	453	2.85%
Federal funds sold	-	-	-	918	13	5.63%
Interest-bearing deposits	71,009	740	4.13%	69,264	954	5.48%
Total interest-earning assets	$1,731,992	$19,254	4.41%	$1,750,407	$18,892	4.29%
Interest-bearing liabilities:
Interest-bearing demand deposits	$827,977	$4,307	2.06%	$852,126	$5,488	2.56%
Savings deposits	141,197	55	0.15%	141,939	62	0.17%
Time deposits(6)	322,782	2,907	3.57%	342,662	3,668	4.26%
Borrowings	6,630	67	4.01%	-	-	NM
Total interest-bearing liabilities	$1,298,586	$7,336	2.24%	$1,336,727	$9,218	2.74%
Net interest income and interest rate spread		$11,918	2.17%		$9,674	1.55%
Net interest margin			2.73%			2.20%

(1)
Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 21%.
(2)
Included in interest income are loan fees of $162 and $71 for the three months ended September 30, 2025 and 2024, respectively. Also included in interest income is accretion of discounts on acquired loans of $699 and $369 for the three months ended September 30, 2025 and 2024, respectively.
(3)
Nonaccrual loans are included in average balances for yield computations.
(4)
Includes loans held for sale.
(5)
Daily averages are shown at amortized cost.
(6)
Included in interest expense is amortization of premium on acquired time deposits of $27 and $135 for the three months ended September 30, 2025 and 2024, respectively.

	Nine Months Ended September 30,
	2025			2024
($ in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans (1)(2)(3)(4)(5)	$1,004,552	$41,052	5.46%	$919,369	$35,129	5.10%
Taxable securities (5)	599,455	11,289	2.52%	626,672	12,644	2.70%
Nontaxable securities (1)(5)	62,846	1,367	2.91%	63,730	1,373	2.88%
Federal funds sold	152	5	4.40%	702	23	4.38%
Interest-bearing deposits	85,229	2,757	4.32%	80,637	3,312	5.49%
Total interest-earning assets	$1,752,234	$56,470	4.31%	$1,691,110	$52,481	4.15%
Interest-bearing liabilities:
Interest-bearing demand deposits	$850,676	$13,330	2.10%	$839,211	$15,747	2.51%
Savings deposits	142,874	156	0.15%	140,628	173	0.16%
Time deposits(6)	331,602	9,276	3.74%	303,355	9,490	4.18%
Borrowings	2,234	67	4.01%	76	2	3.52%
Total interest-bearing liabilities	$1,327,386	$22,829	2.30%	$1,283,270	$25,412	2.65%
Net interest income and interest rate spread		$33,641	2.01%		$27,069	1.50%
Net interest margin			2.57%			2.14%

(1)
Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 21%.
(2)
Included in interest income are loan fees of $361 and $174 for the nine months ended September 30, 2025 and 2024, respectively. Also included in interest income is accretion of discounts on acquired loans of $1,324 and $480 for the nine months ended September 30, 2025 and 2024, respectively.
(3)
Nonaccrual loans are included in average balances for yield computations.

(4)
Includes loans held for sale.
(5)
Daily averages are shown at amortized cost.
(6)
Included in interest expense is amortization of premium on acquired time deposits of $128 and $193 for the nine months ended September 30, 2025 and 2024, respectively.

When the three and nine months ended September 30, 2025 and 2024 are compared, the yield on earning assets increased and the cost of interest bearing liabilities decreased, improving the net interest margin. The Federal Reserve's interest rate cuts between September 2024 and September 2025 immediately reduced expense for deposits with pricing based on the prime interest rate. Current interest rates are still at a level that will allow improved interest income as loans continue to reach repricing dates.

During the third quarter of 2025, the Company leveraged $50,000 in borrowings with a weighted average rate of 3.99% to purchase securities of $49,855 with a weighted average yield of 4.67%. The borrowings were structured to mirror expected cash flow from the securities portfolio over the following year. The strategy is part of the Company's focus on optimizing the net interest margin and earnings, with expectations for a lower interest rate environment in the future.

Noninterest Income

	Three Months Ended September 30,		Change
	2025	2024	Dollars	Percent
Service charges on deposits	$681	$708	$(27)	(3.81)%
Other service charges and fees	72	117	(45)	(38.46)%
Credit and debit card fees, net	492	344	148	43.02%
Trust income	700	580	120	20.69%
BOLI income	304	295	9	3.05%
Gain on sale of mortgage loans	92	50	42	84.00%
Other income	196	194	2	1.03%
Total noninterest income	$2,537	$2,288	$249	10.88%

	Nine Months Ended September 30,		Change
	2025	2024	Dollars	Percent
Service charges on deposits	$2,114	$2,019	$95	4.71%
Other service charges and fees	228	286	(58)	(20.28)%
Credit and debit card fees, net	1,275	1,141	134	11.74%
Trust income	1,857	1,596	261	16.35%
BOLI income	893	822	71	8.64%
Gain on sale of mortgage loans	171	132	39	29.55%
Other income	838	774	64	8.27%
Total noninterest income	$7,376	$6,770	$606	8.95%

Service charges on deposit accounts increased when the nine months ended September 30, 2025 is compared with the comparable period of 2024, due to higher levels of deposits.

Other service charges and fees decreased when the three and nine months ended September 30, 2025 are compared with the comparable periods of 2024, primarily due to receipt of certain infrequent fee income in 2024.

Credit and debit card fees, net, increased when the three and nine months ended September 30, 2025 are compared with the comparable periods of 2024, due to receipt of an incentive payment and lower processing costs after the core system conversion.

Trust income increased due to higher assets under management, when the three and nine months ended September 30, 2025 are compared with the comparable period of 2024.

BOLI income increased when the three and nine months ended September 30, 2025 are compared with the comparable periods of 2024. BOLI income includes the acquired FCB policies for the full nine months ended September 30, 2025, compared with four months for 2024.

Gain on sale of mortgage loans improved when the three and nine months ended September 30, 2025 are compared with the comparable periods of 2024, due to increased volume.

Other income includes revenue from investment and insurance sales, adjustments to partnership basis and other miscellaneous components. Insurance income and a vendor incentive payment account for the increase when the nine months ended September 30, 2025 is compared with the comparable period of 2024.

Noninterest Expense

	Three Months Ended September 30,		Change
	2025	2024	Dollars	Percent
Salaries and employee benefits	$5,114	$4,953	$161	3.25%
Occupancy, furniture and fixtures	770	715	55	7.69%
Data processing	848	963	(115)	(11.94)%
FDIC assessment	210	211	(1)	(0.47)%
Intangible asset amortization	92	102	(10)	(9.80)%
Franchise taxes	350	373	(23)	(6.17)%
Professional services	361	254	107	42.13%
Merger-related expenses	-	150	(150)	NM
Core system conversion expense	50	-	50	NM
Other operating expenses	729	778	(49)	(6.30)%
Total noninterest expense	$8,524	$8,499	$25	0.29%

	Nine Months Ended September 30,		Change
	2025	2024	Dollars	Percent
Salaries and employee benefits	$15,505	$14,106	$1,399	9.92%
Occupancy, furniture and fixtures	2,240	1,975	265	13.42%
Data processing	2,532	2,529	3	0.12%
FDIC assessment	627	590	37	6.27%
Intangible asset amortization	284	137	147	107.30%
Franchise taxes	1,081	1,081	-	0.00%
Professional services	1,169	766	403	52.61%
Merger-related expenses	-	2,891	(2,891)	NM
Core system conversion expense	2,073	173	1,900	1,098%
Other operating expenses	2,228	2,140	88	4.11%
Total noninterest expense	$27,739	$26,388	$1,351	5.12%

Noninterest expense increased when the three and nine months ended September 30, 2025 are compared with the comparable periods of 2024. Salaries and employee benefits, which include payroll taxes, health insurance, contributions to the employee stock ownership plan and employee 401(k), pension expense, incentives and salary continuation increased when the three month period ended September 30, 2025 is compared with the comparable period of 2024 due to normal merit increases. The increase in salaries and employee benefits when the nine month period ended September 30, 2025 is compared with the comparable period of 2024 reflects the addition of FCB employees.

Occupancy, furniture and fixtures expense increased when the three and nine months ended September 30, 2025 are compared with the comparable periods of 2024 due to additional assets acquired from FCB, higher maintenance costs, and the opening of the Roanoke branch.

Data processing expense decreased when the three months ended September 30, 2025 are compared with the comparable period of 2024, reflecting savings from the core system conversion.

FDIC assessment increased when the nine months ended September 30, 2025 are compared with the comparable periods of 2024 due to a larger assessment base.

Professional services include legal, audit and consulting expenses, which increased when the three and nine months ended September 30, 2025 are compared with the comparable periods of 2024 due to higher legal and audit expense.

Core system conversion expense primarily includes payments made to the former core system vendor to exit the contracts as well as other expenses associated with the core system conversion.

Other operating expenses increased when the nine months ended September 30, 2025 are compared with the comparable period of 2024. The category of other operating expenses includes expense for marketing and business development, supplies, non-service pension cost and charitable donations, among others. Included in various categories of noninterest expense are expenses to manage cybersecurity risk. The cost of these measures was $114 for the three months ended September 30, 2025 and $92 for the three months ended September 30, 2024. For the nine months ended September 30, 2025, total cybersecurity expense was $255 compared to $276 for the nine months ended September 30, 2024. The Company places high priority on cybersecurity. The decrease in expense when the nine month period ended September 30, 2025 is compared with the comparable period of 2024 resulted from renegotiation of contracts and licensing.

Income Tax

The Company’s income tax expense was $961 for the three months ended September 30, 2025 compared to an expense of $550 for the same period in 2024.The Company's income tax expense was $1,989 for the nine months ended September 30, 2025 and effective tax rate was 16.67%. For the nine months ended September 30, 2024, the Company’s income tax expense was $891 and effective tax rate was 16.39%.

Asset Quality

Key indicators of the Company’s asset quality are presented in the following table.

	September 30,		December 31,
	2025	2024	2024
Nonaccrual loans	$2,027	$2,283	$2,222
Loans past due 90 days or more, and still accruing	283	71	548
ACLL to loans net of deferred fees and costs	1.04%	1.03%	1.04%
Net charge-off ratio (annualized)	0.04%	0.04%	0.03%
Ratio of nonperforming loans to loans, net of deferred fees and costs	0.20%	0.23%	0.22%
Ratio of ACLL to nonperforming loans	521.90%	452.39%	461.84%

For information on the Company’s policies on the ACLL, please refer to the Company’s 2024 Form 10-K, Note 1: Summary of Significant Accounting Policies.

The Company’s risk analysis as of September 30, 2025 determined an ACLL of $10,579, or 1.04% of loans net of deferred fees and costs. This compares with an allowance of $10,262 as of December 31, 2024, or 1.04% of loans. To determine the appropriate level of the ACLL, the Company considers credit risk for individually evaluated loans and for groups of loans evaluated collectively.

Individually Evaluated Loans

As of September 30, 2025, individually evaluated loans were $10,699. Three individually evaluated loans were collateral dependent but were adequately collateralized and did not result in an individual allocation. The remaining individually evaluated loans were measured using the discounted cash flow method, resulting in an allocation of $90.

As of December 31, 2024, individually evaluated loans were $10,521. Three individually evaluated loans were collateral dependent but were adequately collateralized and did not result in an individual allocation. The remaining individually evaluated loans were measured using the discounted cash flow method, resulting in an allocation of $80.

Collectively Evaluated Loans

Collectively evaluated loans totaled $1,006,246, with an ACLL of $10,489 as of September 30, 2025. As of December 31, 2024, collectively evaluated loans totaled $978,092, with an allowance of $10,182.

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

Reasonable and Supportable Forecast

The Company applies national unemployment forecasts to project cash flows. The Company determined that 12 months represents a reasonable and supportable forecast period as of September 30, 2025, and set a period of 12 months to revert to historical losses on a straight-line basis. The forecast applied as of September 30, 2025 projects that unemployment will slightly increase over the next 12 months at a lower level than the forecast applied as of December 31, 2024. The lower unemployment forecast decreased the required level of the ACLL when September 30, 2025 is compared with December 31, 2024.

Qualitative Factors: Economic

The Company sources economic data pertinent to its market from the most recently available publications, including business and personal bankruptcy filings, the residential vacancy rate and the inventory of new and existing homes.

Higher bankruptcy filings indicate heightened credit risk and increase the ACLL, while lower bankruptcy filings have a beneficial impact on credit risk. Compared with data available as of December 31, 2024, business and personal bankruptcies filings increased.

Residential vacancy rates and housing inventory are used to measure the housing market. The housing market directly or indirectly affects all loan classes. Higher vacancy and inventory levels increase credit risk. The residential vacancy rate available as of September

30, 2025 increased compared to the data incorporated into the December 31, 2024 calculation, resulting in a higher allocation. Housing inventory increased when September 30, 2025 is compared with December 31, 2024, resulting in a higher allocation.

The Company tracks economic news and data from its market to determine whether additional indicators should be considered in the allowance for credit losses. As of September 30, 2025, management identified local unemployment data for consideration. Historically, local unemployment has been slightly lower than national unemployment, but correlated in movement. However, for the most recent period local unemployment rose higher than national unemployment. The Company added an allocation to account for the change.

Qualitative Factors: Asset Quality Indicators

Accruing past due loans are analyzed at the class level and compared with previous levels. Increases in past due loans indicate heightened credit risk. Accruing loans past due 30-89 days were 0.27% of total loans as of September 30, 2025, decreased from 0.30% as of December 31, 2024.

Qualitative Factors: Other Considerations

The Company considers other factors that impact credit risk, including the interest rate environment, the competitive, legal and regulatory environments, changes in lending policies and loan review, changes in lending management, and high risk loans.

The interest rate environment impacts variable rate loans. The Company allocates additional reserve each time the Federal Reserve increases rates, under the expectation that higher payments may increase credit risk. After the rate increase has been in effect for one year, the allocation may be removed if management deems that the impact of the change has become integrated to the portfolio. As of September 30, 2025, no allocation was included for interest rate changes, unchanged from December 31, 2024.

The competitive, legal and regulatory environments were evaluated for changes that would affect credit risk. Higher competition for loans is deemed to increase credit risk, while lower competition is deemed to decrease credit risk. Prior allocations for the competitive and regulatory environments were evaluated and management determined that a sufficient period of time had passed so as to conclude that the impact is now integrated to loss rates, reducing the allocation. The legal environment remains in a similar posture to December 31, 2024, and no allocation was provided.

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

Unallocated Surplus

The unallocated surplus as of September 30, 2025 was $47, or 0.45% in excess of the calculated requirement. The unallocated surplus at December 31, 2024 was $50, or 0.49% in excess of the calculated requirement. The surplus provides some mitigation of uncertainty about events that may exist at the reporting date but that are not known to the Company and may impact credit risk.

Conclusion

The calculation of the appropriate level for the ACLL incorporates analysis of multiple factors and requires management’s prudent and informed judgment. Based on analysis of historical indicators, asset quality and economic factors, management believes the level of the ACLL is reasonable for the credit risk in the loan portfolio as of September 30, 2025.

ACL on Unfunded Commitments

The ACL on unfunded commitments was $288, or 0.16 % of unfunded commitments as of September 30, 2025. The ACL on unfunded commitments was $251, or 0.14% as of December 31, 2024.

Provision for (Recovery of) Credit Losses

The provision for credit losses represents charges to earnings necessary to maintain an adequate allowance. The adequacy of the ACLL is reviewed quarterly and adjustments are made as determined necessary. The Company recorded a provision for credit losses on loans of $581 and a provision for credit losses on unfunded commitments of $36 for the nine months ended September 30, 2025, compared with a provision for credit losses on loans of $1,312 and a recovery of $25 for unfunded commitments for the nine months ended September 30, 2024. For the three month period ended September 30, 2025, the Company recorded a provision for credit losses on loans of $259 and a provision for credit losses on unfunded commitments of $47. For the three month period ended September 30, 2024, the Company recorded a provision for credit losses on loans of $5 and a recovery of credit losses on unfunded commitments of $10.

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

During the three and nine months ended September 30, 2025 and 2024, the Company modified loans in the normal course of business for borrowers who were not experiencing financial difficulty. During the three months ended September 30, 2025, the Company modified 46 loans totaling $13,884. During the nine months ended September 30, 2025, the Company modified 414 loans totaling $55,739. During the three and nine months ended September 30, 2024, the Company provided 205 modifications to loans totaling $42,969 and 637 modifications totaling $86,905, respectively.

Key Assets and Liabilities

NBI’s key assets and liabilities and their change from December 31, 2024 are shown in the following table.

	September 30,	December 31,	Change
	2025	2024	Dollars	Percent
Interest-bearing deposits	$33,113	$94,254	$(61,141)	(64.87)%
Securities available for sale, at fair value	630,483	601,898	28,585	4.75%
Loans, net	1,005,823	977,688	28,135	2.88%
Total assets	1,802,407	1,811,636	(9,229)	(0.51)%
Deposits	1,561,904	1,644,752	(82,848)	(5.04)%

Average Balances

Year-to-date daily averages for the major balance sheet categories are as follows:

	September 30,	December 31,	Change
	2025	2024	Dollars	Percent
Assets
Interest-bearing deposits	$85,229	$76,211	$9,018	11.83%
Securities available for sale, at fair value	593,896	610,298	(16,402)	(2.69)%
Loans, net	993,824	928,293	65,531	7.06%
Total assets	1,807,982	1,744,440	63,542	3.64%
Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$302,373	$290,038	$12,335	4.25%
Interest-bearing demand deposits	850,676	838,526	12,150	1.45%
Savings deposits	142,874	141,148	1,726	1.22%
Time deposits	331,602	313,401	18,201	5.81%
Stockholders’ equity	166,579	147,474	19,105	12.95%

Higher customer deposits resulted in increased investment in interest bearing deposit assets. Changes in securities, loans, deposits and stockholders’ equity are discussed below.

Securities

The Company's securities are designated as available for sale and as such, are reported at fair value. The following table presents information on securities available for sale as of the dates indicated:

	September 30,	December 31,	Change
	2025	2024	Dollars	Percent
Amortized cost	$687,097	$680,496	$6,601	0.97%
Unrealized loss, net	(56,614)	(78,598)	21,984	27.97%
Securities available for sale, at fair value	$630,483	$601,898	$28,585	4.75%

The Company purchased bonds totalling $49,855 during the third quarter of of 2025 as part of a yield optimization strategy.

The unrealized loss in the Company’s investment portfolio is due to interest rate risk. The fair value of bonds moves inversely to interest rate changes and expectations of interest rate changes. Most of the Company’s securities were purchased during periods prior to the Federal Reserve’s interest rate increases that began in March of 2022. The Company’s analysis of the securities portfolio determined no identifiable credit risk as of September 30, 2025 and no ACL has been recorded. Please refer to Note 1: General and Summary of Significant Accounting Policies of the Company's 2024 Form 10-K and Note 4: Securities in Part I, Item 1 of this report for additional information on the securities portfolio.

Loans

	September 30,	December 31,	Change
	2025	2024	Dollars	Percent
Real estate construction	$46,381	$50,798	$(4,417)	(8.70)%
Consumer real estate	324,597	307,855	16,742	5.44%
Commercial real estate	490,968	478,078	12,890	2.70%
Commercial non real estate	53,532	51,844	1,688	3.26%
Public sector and IDA	54,332	57,171	(2,839)	(4.97)%
Consumer non real estate	47,135	42,867	4,268	9.96%
Less: deferred fees and costs	(543)	(663)	120	(18.10)%
Loans, net of deferred fees and costs	$1,016,402	$987,950	$28,452	2.88%

The increase from December 31, 2024 is the result of organic growth. The Company is positioned to make every loan that meets its underwriting standards.

Deposits

	September 30,	December 31,	Change
	2025	2024	Dollars	Percent
Noninterest-bearing demand deposits	$312,578	$290,088	$22,490	7.75%
Interest-bearing demand deposits	793,552	864,753	(71,201)	(8.23)%
Savings deposits	140,635	143,109	(2,474)	(1.73)%
Time deposits	315,139	346,802	(31,663)	(9.13)%
Total deposits	$1,561,904	$1,644,752	$(82,848)	(5.04)%

The Company’s depositors within its market area are diverse, including individuals, businesses and municipalities. The Company does not have any brokered deposits. Depositors are insured up to the FDIC maximum of $250 thousand. Municipal deposits, which account for approximately 21% of the Company’s deposits, have additional security from bonds pledged as collateral, in accordance with state regulation. Of the Company’s non-municipal deposits, approximately 20% are uninsured.

Capital Resources

	September 30,	December 31,	Change
	2025	2024	Dollars	Percent
Common stock and additional paid in capital	$21,974	$21,831	$143	0.66%
Retained earnings	201,643	196,343	5,300	2.70%
Accumulated other comprehensive loss	(44,397)	(61,765)	17,368	28.12%
Total stockholders’ equity	$179,220	$156,409	$22,811	14.58%

The increase in stockholders’ equity reflects an improvement in the unrealized losses on securities available for sale and net income during the period.

The Company qualifies as a small bank holding company under the Federal Reserve’s Small Bank Holding Company Policy Statement, which exempts bank holding companies with less than $3 billion in assets from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements. NBB is subject to various capital requirements administered by banking agencies, including an additional capital conservation buffer in order to make capital distributions or discretionary bonus payments. Risk-based capital ratios are calculated in compliance with OCC rules based on the Basel III Capital Rules. Capital ratios for NBB are shown in the following tables:

	September 30, 2025	December 31, 2024	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservation Buffer
Common Equity Tier I Capital Ratio	16.55%	15.28%	4.50%	7.00%
Tier I Capital Ratio	16.55%	15.28%	6.00%	8.50%
Total Capital Ratio	17.45%	16.14%	8.00%	10.50%
Leverage Ratio	10.92%	10.25%	4.00%	4.00%

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

As of September 30, 2025, the Company had $260,395 of borrowing capacity from the FHLB and the Company had $188,090 of available capacity at the Federal Reserve Bank discount window. As of September 30, 2025, the Company had $40,000 in FHLB borrowings with terms of one year or less and $10 million in Federal Reserve Discount Window borrowings with a term of less than three months.

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

Regulatory capital levels determine the Company’s ability to use purchased deposits and the Federal Reserve Bank discount window. As of September 30, 2025, the Company is considered well capitalized and does not have any restrictions on purchased deposits or borrowing ability at the Federal Reserve Bank discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. As of September 30, 2025, the Company’s liquidity is sufficient to meet projected trends.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. As of September 30, 2025, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s internally-set target range. As of September 30, 2025, the loan to deposit ratio was 65.07%.

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

The Company sells mortgages on the secondary market. Our agreements with the purchasers provide for strict underwriting and documentation requirements. Violation of the representations and warranties of the agreement would entitle the purchaser to recourse provisions. The Company has determined that its risk in this area is not significant because of the low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of September 30, 2025. To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit. There were no material changes in off-balance sheet arrangements during the three and nine months ended September 30, 2025.

Contractual Obligations

The Company had no finance lease or purchase obligations and no long-term debt at September 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
None.
(b)
None.
(c)
During the fiscal quarter ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

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
+101

The following materials from National Bankshares, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2025 are formatted in iXBRL (Inline Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets at September 30, 2025 and December 31, 2024; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024; and (vi) Notes to Consolidated Financial Statements.

Filed herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

Date: November 13, 2025	/s/ Lara Ramsey
By: Lara Ramsey
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	/s/ Lora M. Jones
By: Lora M. Jones
Treasurer and
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)