Form 10-K
period 2025-12-31
NATIONAL BANKSHARES INC
filed 2026-03-27
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2025
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

The aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant on June 30, 2025 (the last business day of the most recently completed second fiscal quarter) was approximately $173,155,227. As of March 27, 2026, the registrant had 6,368,410 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document is incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which incorporated
National Bankshares, Inc. Proxy Statement for the 2026 Annual Meeting of Stockholders	Part III

NATIONAL BANKSHARES, INC.

Form 10-K

Part I

$ in thousands, except per share data.

Item 1. Business

History and Business

National Bankshares, Inc. (the “Company” or “NBI”) is a financial holding company that was organized in 1986 under the laws of Virginia and is registered under the Bank Holding Company Act of 1956, as amended ("BHCA"). National Bankshares, Inc. common stock is listed on the Nasdaq Capital Market and is traded under the symbol “NKSH.” It conducts most of its operations through its wholly-owned community bank subsidiary, The National Bank of Blacksburg (the “Bank” or “NBB”). It also owns National Bankshares Financial Services, Inc. (“NBFS”), which does business as National Bankshares Insurance Services and National Bankshares Investment Services. References in this report to “we,” “us,” or “our” refer to NBI unless the context indicates that the reference is to NBB.

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

NBB is a community-oriented financial institution headquartered in Blacksburg, Virginia. Through 28 banking locations across southwest, western and central Virginia, including a new branch opened in 2025 in Roanoke, Virginia, a recently upgraded Lynchburg, Virginia location and a loan production office in Charlottesville, Virginia, NBB offers a full range of retail and commercial banking services to individuals, businesses, non-profits and local governments. NBB offers telephone, mobile and internet banking and it operates 26 automated teller machines (“ATMs”) in its service area.

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

As of December 31, 2025, NBB had total assets of $1,821,703 and total deposits of $1,646,795. NBB’s net income for 2025 was $16,858, which produced a return on average assets of 0.93% and a return on average equity of 10.93%. Refer to Note 11 of Notes to Consolidated Financial Statements for NBB’s risk-based capital ratios.

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

Operating Revenue

The following table displays components that contributed 15% or more of the Company’s total operating revenue for the years indicated.

	Percentage of Total Operating Revenue
	For the Year Ended December 31,
Revenue Component	2025	2024
Interest and Fees on Loans	65.00%	60.59%
Interest on Investments	19.54%	22.80%

Market Area

The Company serves customers through its offices in southwest, western and central Virginia. Although largely rural, the market area is home to several major state-supported universities, including Virginia Polytechnic Institute and State University (“Virginia Tech”) and Radford University. The branches acquired in 2024 and the loan production office in Charlottesville also service areas that contain the University of Virginia, James Madison University, Virginia Military Institute, Washington and Lee University, Liberty University, and Mary Baldwin University.

In addition to education, the market area has a diverse economic base with manufacturing, agriculture, tourism, healthcare, retail and service industries. Large manufacturing facilities in the region include Celanese Acetate, the largest employer in Giles County, and Volvo Heavy Trucks, the largest company in Pulaski County. Tazewell County's economic base is centered on the coal mining industry and agriculture. Montgomery County, Bluefield in Tazewell County, Abingdon in Washington County and the cities of Roanoke, Charlottesville, Waynesboro, Lynchburg and Staunton are regional retail centers and have facilities to provide basic health care for the regions.

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

Competition

The banking and financial services industry is highly competitive. The competitive business environment is a result of changes in regulation, changes in technology and product delivery systems and competition from other financial institutions as well as non-traditional financial services. NBB competes for loans and deposits with other commercial banks, credit unions, securities and brokerage companies, mortgage companies, insurance companies, retailers, automobile companies and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than NBB. In order to compete, NBB relies upon a deep knowledge of its markets, a service-based business philosophy, personal relationships with customers, speci alized services tailored to meet customers’ needs and the convenience of office locations and technological access. In addition, the Bank is competitive with other financial institutions in its market area with respect to interest rates paid on deposit accounts, interest rates charged on loans and other service charges on loans and deposit accounts.

Organization and Employment

NBI, NBB and NBFS are organized in a holding company/subsidiary structure. As of December 31, 2025, NBB had 243 full time employees and 11 part time employees. NBFS had two full time employees and 1 part time employee.. NBB performs services for and charges commensurate fees to NBI and NBFS.

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

National Bankshares, Inc.

NBI is a bank holding company qualified as a financial holding company under the BHCA, which is administered by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As such, NBI is subject to the supervision, examination, and reporting requirements of the BHCA and the regulations of the Federal Reserve. NBI is required to furnish to the Federal Reserve an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve may require pursuant to the BHCA. The Federal Reserve is authorized to examine NBI and its subsidiaries. With some limited exceptions, the BHCA requires a bank holding company to obtain prior approval from the Federal Reserve before acquiring or merging with a bank or before acquiring more than 5% of the voting shares of a bank unless it already controls a majority of shares.

The Bank Holding Company Act. Under the BHCA, a bank holding company is generally prohibited from engaging in nonbanking activities unless the Federal Reserve has found those activities to be incidental to banking. Amendments to the BHCA that were included in the Gramm-Leach-Bliley Act of 1999 (see below) permitted any bank holding company with bank subsidiaries that are well-capitalized, well-managed and which have a satisfactory or better rating under the Community Reinvestment Act (see below) to file an election with the Federal Reserve to become a financial holding company. A financial holding company may engage in any activity that is (i) financial in nature, (ii) incidental to a financial activity or (iii) complementary to a financial activity. Financial activities include insurance underwriting, insurance agency activities, securities dealing and underwriting and providing financial, investment or economic advising services. NBI is a financial holding company that currently engages in insurance agency activities and provides financial, investment or economic advising services.

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

During 2025, the CFPB reduced its staff by over 80%. The reduction in force is the subject of litigation, and the staffing cuts are currently stayed pending the federal circuit court’s rehearing of the case. The impact of these developments on banking organizations is uncertain. States and state attorneys general may increase regulatory, investigative and enforcement activity with respect to consumer protection, in response to changes in regulation, supervision and enforcement of consumer protection laws by federal regulators.

Notwithstanding ongoing, legal, budgetary and structural challenges affecting the CFPB, the CFPB remains an active federal regulatory agency with continuing supervisory and enforcement authority and retains its broad authority to pursue enforcement actions, including investigations, civil actions and cease and desist proceedings. The CFPB may also refer civil and criminal findings to the Department of Justice for prosecution. NBB is also subject to other federal and state consumer protection laws and regulations that, among other things, prohibit unfair, deceptive and abusive, corrupt or fraudulent business practices, untrue or misleading advertising and unfair competition.

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

On October 24, 2023, the federal bank regulatory agencies issued a final rule to modernize their respective CRA regulations. The revised rules would have substantially altered the methodology for assessing compliance with the CRA, and likely would have made it more challenging and/or costly for NBB to maintain its “satisfactory” rating. Following its finalization on March 29, 2024, the 2023 modernization rule became subject to an ongoing injunction. On July 16, 2025, the federal bank regulatory agencies issued a joint proposal to rescind the 2023 modernization rule. The agencies continue to apply the CRA rules as they existed before the 2023 modernization, considering the injunction and pending finalization of the rescission of the modernization rule.

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

In October 2024, the CFPB issued a final rule regarding personal financial data rights that is designed to promote “open banking.” The final rule requires, among other things, that data providers, including any financial institution, make available to consumers and certain authorized third parties, upon request, certain covered transaction, account, and payment information. Institutions with at least $1.5 billion but less than $3 billion in total assets, including the Company, were required to comply with the final rule by April 1, 2029. On the same day the final rule was released, certain industry participants filed a complaint against the CFPB challenging the final rule. This legal challenge has since been paused to allow time for the CFPB to assess the rule and determine whether it aligns with the agency’s current policy objectives.

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

Risk-weighted assets are assets on the balance sheet as well as certain off-balance sheet items, such as standby letters of credit, to which weights between 0% and 1250% are applied, according to the risk of the asset type. Common Equity Tier 1 Capital (“CET1”) is capital according to the balance sheet, adjusted for goodwill and intangible assets and other prescribed adjustments. At NBB’s election, CET1 is also adjusted to exclude accumulated other comprehensive income or loss. Tier 1 Capital is CET1 adjusted for additional capital deductions. Total Capital is Tier 1 Capital increased for the allowance for credit losses and adjusted for other items. The Leverage Ratio is the ratio of Tier 1 Capital to total average assets, less goodwill and intangibles and certain deferred tax assets. As of December 31, 2025, NBB’s capital ratios exceeded the minimum ratios including the capital conservation buffer.

NBB is also subject to the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as amended, which incorporates a CET1 ratio and increases certain other capital ratios. To be classified as well capitalized under the regulations, NBB must have the following minimum capital ratios: (i) a CET1 ratio of at least 6.5%; (ii) a Tier 1 Capital to Risk Weighted Assets ratio of at least 8.0%; (iii) a Total Capital to Risk Weighted Assets ratio of at least 10.0%; and (iv) a Leverage Ratio of at least 5.0%. NBB exceeded the thresholds to be considered well capitalized as of December 31, 2025.

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

Section 956 of the Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities that encourage inappropriate risk-taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. Despite numerous proposals, no regulation has been finalized.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. As of December 31, 2025, the Company had not been made aware of any instances of non-compliance with the final guidance.

The Nasdaq Stock Market, LLC, the exchange on which our common stock is listed, enacted a listing rule that became effective in 2023 requiring listed companies to adopt policies mandating the recovery or “clawback” of excess incentive compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The Company has adopted a clawback policy compliant with such rule, a copy of which is included as Exhibit 97.1 to this Form 10-K.

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

Fair Access to Financial Services. In August 2025, President Trump signed Executive Order 14331, “Guaranteeing Fair Banking Access for All Americans,” which states that it is the policy of the United States that no American should be denied access to financial services because of their constitutionally or statutorily protected beliefs, affiliations, or political views. The Executive Order directs the Treasury Secretary and federal banking regulators to address politicized or unlawful debanking activities. In recent years, certain states have also enacted, or have proposed to enact, statutes, regulations or policies that prohibit financial institutions from denying or canceling products or services to a person or business, or otherwise discriminating against a person or business in making available products or services, on the basis of certain social or political factors or other activities.

Artificial Intelligence. CFPB and other federal regulatory guidance reiterates that creditors are not excused from the adverse action notice requirements under the Equal Credit Opportunity Act if they rely on complex algorithmic underwriting models. States have also started to regulate the use of artificial intelligence technologies. In July 2024, the federal banking agencies issued a final rule that requires, among other things, financial institutions to ensure that their automated valuation models for property valuation follow certain quality control standards, including a requirement that such valuation models comply with nondiscrimination laws.

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

Company Website

NBI maintains a website at www.nationalbankshares.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available on its website as soon as is practical after the material is electronically filed with the SEC. The Company’s proxy materials for the 2026 annual meeting of stockholders will also be posted on a separate website at www.investorvote.com/NKSH. Access through the Company’s websites to the Company’s filings is free of charge. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy, and information statements, and other information the Company files electronically with the SEC.

Executive Officers of the Company

The following table presents the executive officers of the Company; their age; their terms of office as officers; the positions and offices within the Company held by each officer; and thier principal occupation or employment during the past five years.

Name	Age	Offices and Positions Held	Year Elected an Officer
Lara E. Ramsey	57

National Bankshares, Inc.: Chief Executive Officer ("CEO"), July 2025 to Present; President, January 1, 2025 to Present; Corporate Secretary, June 2016 to June 2025; Executive Vice President ("EVP")/Chief Operating Officer ("COO") May 2022 to December 31, 2024; Senior Vice President ("SVP")/Administration, June 2011 to December 2017; Vice President/Human Resources, January 2001 – June 2011.

The National Bank of Blacksburg: CEO, July 2025 to Present; President, January 1, 2025 to Present; Corporate Secretary, June 2016 to June 2025; EVP/COO, May 2022 to December 31, 2024; SVP/Administration, January 2018 to May 2022; Vice President/Human Resources, January 2001 to June 2011.

National Bankshares Financial Services, Inc.: Chairman, President and CEO, July 2025 to Present.

			2016
David K. Skeens	59

National Bankshares, Inc.: EVP/COO, February 1, 2026 to Present; EVP/Chief Risk Officer, January 8, 2025 to January 31, 2026; SVP/Senior Operations, Risk and Technology Officer, May 2022 to January 7, 2025; Treasurer and Chief Financial Officer ("CFO"), January 2009 to May 2022.

The National Bank of Blacksburg:  EVP/COO, February 1, 2026 to Present; EVP/Chief Risk Officer, January 8, 2025 to January 31, 2026; SVP/Senior Operations, Risk and Technology Officer, May 2022 to January 7, 2025; SVP/Operations and Risk Management and CFO, January 2009 – May 2022; SVP/Operations and Risk Management, February 2008 – January 2009; Vice President/Operations and Risk Management, April 2004 – February 2008.

			2009
Paul M. Mylum	59	National Bankshares, Inc.: EVP/Chief Lending Officer, November 2019 to Present; SVP/Chief Lending Officer, August 2016 – November 2019 The National Bank of Blacksburg: EVP/Chief Lending Officer, November 2019 to Present; SVP/Chief Lending Officer, August 2016 – November 2019; SVP/Loans, August 2012 – August 2016.	2012
Lora M. Jones	48	National Bankshares, Inc.: EVP/CFO and Treasurer, January 8, 2025 to Present; SVP/CFO and Treasurer, May 2022 to January 7, 2025; Vice President/Controller, May 2014 – May 2022; Corporate Analysis Officer June 2011 – May 2014. The National Bank of Blacksburg: EVP/CFO and Cashier, January 8, 2025 to Present; SVP/CFO and Cashier, May 2022 to January 7, 2025; Vice President/Controller, May 2014 – May 2022; Corporate Analysis Officer June 2011 – May 2014. National Bankshares Financial Services, Inc.: Treasurer, July 1, 2025 to Present.	2011
Bobby D. Sanders, II	46	National Bankshares, Inc.: SVP/Chief Credit Officer, March 2022 to Present. The National Bank of Blacksburg: SVP/Chief Credit Officer, March 2022 to Present.	2022

Item 1A. Risk Factors

An investment in the Company’s common stock involves certain risks, including those described below. In addition to the other information set forth in this Form 10-K, investors in the Company’s securities should carefully consider the factors discussed below. These factors, either alone or taken together, could materially and adversely affect the Company’s business, financial condition, liquidity, results of operations, capital position, and prospects. One or more of these could cause the Company’s future results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report, in which case the trading price of the Company’s securities could decline. References to past events in these risk factors are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.

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

The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, residential mortgages, home equity loans and lines of credit, consumer and other loans. Many of these loans are secured by real estate (both residential and commercial). As of December 31, 2025, 83.7% of all loans were secured by mortgages on real property. Substantially all of the Company’s real property collateral is located in its market area. If there is a decline in real estate values, especially in the Company’s market area, the collateral for loans would deteriorate and provide significantly less security to the Company. In the event the Company forecloses on a loan that is collateralized with property having reduced market value, the Company may suffer a loss upon liquidation of the collateral.

The Bank has a moderate concentration of credit exposure in commercial real estate, and loans with this type of collateral are viewed as having more risk of default.

As of December 31, 2025, the Bank held $467,783 in loans secured by commercial real estate, representing 46.8% of total loans outstanding at that date. The real estate consists primarily of multi-family housing, non-owner-occupied properties and other commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the rental of the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because the Bank’s loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in the percentage of nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for credit losses and an increase in charge-offs, all of which could have a material adverse effect on the Company’s financial condition.

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

Liquidity is essential to the Company’s business. Access to funding sources in amounts adequate to finance the Company’s activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could reduce the Company’s access to liquidity sources include a downturn in the economy, difficult credit markets or the liquidity needs of our depositors. A substantial majority of the Company’s liabilities are demand, savings, interest checking and money market deposits, which are payable on demand or upon several days’ notice, while a substantial portion of our assets are loans, which cannot be called or sold in the same time frame. The Company may not be able to replace maturing deposits and advances as necessary in the future, especially if a large number of our depositors sought to withdraw their accounts, regardless of the reason. The Company’s access to deposits may be negatively impacted by, among other factors, changes in interest rates which could promote increased competition for deposits, including from new financial technology competitors, or provide customers with alternative investment options. Additionally, negative news about the Company or the banking industry in general could negatively impact market and/or customer perceptions of the Company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, as many regional banking organizations experienced in 2023, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance coverage, move deposits to banks deemed “too big to fail” or remove deposits from the banking system entirely. As of December 31, 2025, approximately 41.7% of the Company’s deposits were uninsured. Uninsured deposits include municipal deposits, which have additional security from bonds pledged as collateral, in accordance with state regulation. Of the Company’s non-municipal deposits, approximately 19.75% are uninsured. We rely on deposits for liquidity. A failure to maintain adequate liquidity could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

OPERATIONAL RISK

The Company is subject to a variety of operational risks, including reputational, legal, and compliance risk, and the risk of fraud or theft by employees, directors, or outsiders.

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

Climate change may result in operational changes and expenditures that could negatively impact the Company’s business.

The current and anticipated effects of climate change are creating concern for the state of the global environment. The lack of empirical data surrounding the credit and other financial risks posed by climate change render it impossible to predict how specifically climate change may impact the Company’s financial condition and results of operations; however, the physical effects of climate change may also directly impact the Company. Specifically, unpredictable and more frequent weather disasters may adversely impact the value of real property securing the loans in the Company’s loan portfolio. Additionally, if insurance obtained by borrowers is insufficient to cover any losses sustained to the collateral, or if insurance coverage is otherwise unavailable to borrowers, the collateral securing loans may be negatively impacted by climate change, which could impact the Company’s financial condition and results of operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on customers and impact the communities in which the Company operates.

The federal banking regulators have been focused on the physical and financial risks to financial institutions associated with climate change. Expectations with respect to these matters has been changing, and it is difficult to predict changes in priorities and requirements with respect to these matters, including any changes in compliance costs relating to such changes. To the extent that regulatory initiatives lead to the promulgation of new regulations or supervisory guidance applicable to the Company, the Company would likely experience increased compliance costs and other compliance-related risks.

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

Management’s Role

The Company’s ISO has many years of experience appropriate to the role and is supported by skilled internal personnel. The ISO is responsible for identifying, assessing and managing cybersecurity risks and designing, implementing and maintaining the Company’s information security program. The ISO reports to the Chief Operating Officer and the Board of Directors. Management’s enterprise risk management committee receives regular updates from the ISO on cybersecurity related risks, including trends and emerging threats.

Item 2. Properties

NBB owns and has a branch bank in NBI’s headquarters located at 101 Hubbard Street, Blacksburg, Virginia. NBB’s main office is at 100 South Main Street, Blacksburg, Virginia. NBB owns an additional twenty branch offices and a private office location for support functions. NBB leases six branch locations and one loan production office. As of December 31, 2025, there were no mortgages or liens against any properties. We believe that existing facilities are adequate for current needs and to meet anticipated growth. A list of all branch and ATM locations is available on our website at www.nbbank.com. Information contained on our website is not part of this report. For additional information, please see Note 6 and Note 19 of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings

NBI, NBB, and NBFS are not currently involved in any material pending legal proceedings. There are no legal proceedings against the Company related to cybersecurity.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information and Dividends

NBI’s common stock is traded on the Nasdaq Capital Market under the symbol “NKSH.” As of December 31, 2025, there were 876 record stockholders of NBI common stock.

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

In May 2025, NBI’s Board of Directors approved the repurchase of up to 250,000 shares of the Company’s common stock. The authorization extends from June 1, 2025 to May 31, 2026. During 2025, the Company did not repurchase any shares. The Company’s share repurchase program does not obligate it to acquire any specific number of shares or any shares at all.

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

These forward-looking statements are based upon or are affected by factors that could cause our actual results to differ materially from historical results or from any results expressed or implied by such forward-looking statements. These factors include, but are not limited to, effects of or changes in:

•
inflation and changes in interest rates that may reduce our margins or reduce the fair value of financial instruments,
•
the ability to maintain adequate liquidity by retaining deposit customers and secondary funding sources, especially if the Company’s or banking industry’s reputation becomes damaged,
•
the adequacy of the level of the Company’s allowance for credit losses, the amount of credit loss provisions required in future periods, and the failure of assumptions underlying the allowance for credit losses,
•
general and local economic conditions,
•
monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury, the OCC, the Federal Reserve, the CFPB and the FDIC, and the impact of any policies or programs implemented pursuant to financial reform legislation,
•
unanticipated increases in the level of unemployment in the Company’s market,
•
the quality or composition of the loan and/or investment portfolios,
•
our ability to maintain existing deposit relationships or attract new deposit relationships,
•
changes in consumer spending, borrowing and savings habits,
•
increased competition with other financial institutions and fintech companies,
•
demand for financial services in the Company’s market,
•
the real estate market in the Company’s market,
•
laws, regulations and policies impacting financial institutions,
•
technological risks and developments, and cyber-threats, attacks or events,
•
the Company’s technology initiatives,
•
geopolitical conditions, including trade restrictions and tariffs, and acts or threats of terrorism and/or military conflicts, or actions taken by the U.S. or other governments in response to trade restrictions and tariffs, and acts or threats of terrorism and/or military conflicts,
•
the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues, and other catastrophic events,
•
the Company's ability to identify, attract, and retain experienced management, relationship managers, and support personnel, particularly in a competitive labor environment,
•
performance by the Company’s counterparties or vendors,
•
applicable accounting principles, policies and guidelines, and
•
risks associated with mergers, acquisitions, and other expansion activities.

These risks and uncertainties should be considered in evaluating the forward-looking statements contained in this report. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report. This discussion and analysis should be read in conjunction with the description of our “Risk Factors” in Item 1A. of this Form 10-K.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with GAAP. The financial information contained within our statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value obtained when earning income, recognizing expense, recovering an asset or relieving a liability. Although the economics of the Company’s transactions may not change, the timing of events that would impact the transactions could change.

Critical accounting policies are most important to the portrayal of the Company’s financial condition or results of operations and require management’s most difficult, subjective, and complex judgments about matters that are inherently uncertain. If conditions occur that differ from our assumptions, depending upon the severity of such differences, the Company’s financial condition or results of operations may be materially impacted. The Company designates as critical those policies governing the ACLL and the pension plan. The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them as needed.

ACLL

The ACLL represents the Company's best estimate of current expected credit losses on loans over the expected life as of the measurement date. The estimation utilizes internal and peer historical credit loss experience, current conditions and reasonable and supportable forecasts. The results are also dependent upon management's selection of methodologies, loan credit risk ratings, and determination of the impact of internal and external variables.

The Company employs a discounted cash flow ("DCF") model whereby cash flows are projected according to each loan's contractual terms and modified by internal historical prepayment rates. Cash flows are then discounted at the loan's effective interest rate, modified by loss rates determined using the probability of default ("PD") and loss given default ("LGD") sourced from internal and peer historical experience, and a forecast variable. Application of historical prepayment rates to project cash flows lowers the ACLL. Historical prepayment rates may not be representative of realized prepayment rates. Similarly, historical loss experience modified by the forecast variable may not be representative of realized loss experience.

Key to loss rate application is the Company's risk grading system, which is governed by a robust policy. Loss rates are calculated and applied by risk grade. Management relies upon risk grades to identify loans with risk characteristics that are different from other loans within a segment. Loans graded special mention or classified and that exceed a value threshold are individually evaluated. If management determines that a borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. Specific reserves for other individually evaluated loans are estimated using a DCF approach. Cash flows are determined by analyzing the borrower's ability to repay and economic conditions affecting the borrower's industry, discounted at loss rates appropriate to the risk grade. The ultimate recoverability of the loan may be higher or lower than the specific reserve.

The Company adjusts collectively-evaluated DCF model results for qualitative risk factors that are not inherent in historical losses, but are relevant in assessing expected credit losses within the loan portfolio. Risks considered include the impact of changes in (i) economic conditions, (ii) the nature and volume of the loan portfolio, (iii) the existence, growth and effect of any concentrations in credit, (iv) lending policies and procedures, including underwriting standards and practices, (v) the quality of the credit review function, (vi) the experience, ability and depth of lending management and staff, (vii) the volume and severity of past due loans, (viii) the value of underlying collateral for collateral-dependent loans, and (ix) other factors such as the regulatory, legal and competitive environments. Because of low loss rate history, statistical correlation between losses and qualitative risk factors is not possible and adjustments are based upon management judgment. Management assesses each factor and determines the adjustment to the ACLL based upon a documented and consistently applied methodology. Management's assessment my be higher or lower than actual impact.

The estimation of the ACLL involves analysis of internal and external variables, methodologies, assumptions and management’s judgment and experience. These judgments are inherently subjective and actual losses could be greater or less than the estimate. Future estimates of the ACLL could increase or decrease based on changes in the financial condition of individual borrowers, concentrations of various types of loans, economic conditions or the markets in which collateral may be sold. The estimate of the ACLL determines the amount of provision expense and directly affects our financial results. Please refer to Note 1 and Note 5 of Notes to Consolidated Financial Statements for additional information.

Pension Plan

Pension obligations are determined through actuarial calculations based upon significant assumptions, including the IRS mortality table, an effective interest rate of 5.32% for December 31, 2025 and 5.24% for December 31, 2024, a discount rate of 5.50% for December 31, 2025 and 4.75% for December 31, 2024, anticipated rate of compensation increases of 4% for both reporting dates, and an expected long-term rate of return of 7.50% for both reporting dates. Actual outcomes could vary from the assumptions and result in underaccrual or overaccrual of pension obligations. Please refer to Note 1 and Note 8 of Notes to Consolidated Financial Statements for information on these and other accounting policies.

Performance Summary

Key to understanding the Company’s results of operations and financial position is the interest rate environment, the core system conversion in 2025 and the acquisition of FCB in 2024.

The Federal Reserve's interest rate cuts between September 2024 and December 2025 eased deposit pricing pressure for the fourth quarter of 2024 and the year ended December 31, 2025. The interest rate environment continues at a level that allows adjustable rate loans to reprice higher than their previous rates.

The Company completed the core system conversion of both the former FCB and the legacy bank during the second quarter of 2025, with related expenses presented in core system conversion expense on the Consolidated Statements of Income.

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

	Year Ended December 31,
Summary Income and Expenses	2025	2024
Interest income	$75,313	$70,035
Interest expense	29,752	33,724
Net interest income	45,561	36,311
(Recovery of) provision for credit losses	(16)	1,227
Net interest income after (recovery of) provision for credit losses	45,577	35,084
Noninterest income	10,002	9,046
Noninterest expense	36,413	35,008
Income before income taxes	19,166	9,122
Income tax expense	3,340	1,499
Net income	$15,826	$7,623

	Year Ended December 31,
Summary Key Performance Indicators	2025	2024
Return on average assets	0.87%	0.44%
Return on average equity	9.29%	5.17%
Basic net income per common share	$2.49	$1.24
Diluted net income per common share	$2.49	$1.24
Net interest margin (1)	2.66%	2.19%
Efficiency ratio (1)	60.70%	68.90%

(1)
See "Non-GAAP Financial Measures" below.

Net income for the year ended December 31, 2025 increased when compared with the year ended December 31, 2024, due to net interest margin expansion and a lower provision for credit losses. The net interest margin as well as key noninterest income and expense items are discussed under “Income Statement” below.

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

	Year Ended December 31,
Net Interest Margin, FTE	2025	2024
Interest income (GAAP)	$75,313	$70,035
Add: FTE adjustment	1,004	968
Interest income, FTE (non-GAAP)	76,317	71,003
Interest expense (GAAP)	29,752	33,724
Net interest income, FTE (non-GAAP)	$46,565	$37,279
Average balance of interest-earning assets	$1,751,197	$1,704,863
Net interest margin (non-GAAP)	2.66%	2.19%

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

	Year Ended December 31,
Efficiency Ratio	2025	2024
Noninterest expense (GAAP)	$36,413	$35,008
Less: merger-related expense	-	(2,916)
Less: core system conversion expense	(2,076)	(173)
Adjusted noninterest expense (non-GAAP)	$34,337	$31,919
Noninterest income (GAAP)	$10,002	$9,046
Net interest income, FTE (non-GAAP)	46,565	37,279
Total income for efficiency ratio (non-GAAP)	$56,567	$46,325
Efficiency ratio (non-GAAP)	60.70%	68.90%

Summary Change in Key Balances

Key balances are presented in the following table as of the dates indicated:

	December 31,		Change
	2025	2024	Dollars	Percent
Loans, net of deferred fees and costs, and the ACLL	$989,418	$977,688	$11,730	1.20%
Securities available for sale	654,377	601,898	52,479	8.72%
Deposits	1,626,933	1,644,752	(17,819)	(1.08)%
Total assets	1,824,506	1,811,635	12,871	0.71%
Stockholders’ equity	184,908	156,409	28,499	18.22%

Organic growth accounted for the increase in loans, net of deferred fees and costs and the ACLL, when December 31, 2025 is compared with December 31, 2024. While the Federal Reserve's rate cuts in 2024 and 2025 were favorable for the net interest margin, the interest rate environment continues to restrain loan demand.

Securities available for sale increased from the prior year due to purchases of $83,872 and improvement in fair value, which moves inversely to interest rate changes and expectations of interest rate changes. Further detail is provided in the “Balance Sheet” section below.

Customer deposits decreased when December 31, 2025 is compared with December 31, 2024. The Company manages deposits and deposit pricing in consideration of loan demand, optimizing the net interest margin, liquidity needs, and strategic initiatives. During 2025, the Company strategically lowered pricing on time deposits, resulting in lower time deposit balances and improved deposit costs.

The increase in stockholders’ equity reflects an improvement in unrealized losses on securities available for sale and retained net income.

Summary Asset Quality

Key indicators of the Company’s asset quality are presented in the following table as of the dates indicated:

	December 31,
	2025	2024
Nonaccrual loans	$188	$2,222
Loans past due 90 days or more, and still accruing	881	548
ACLL to loans net of deferred fees and costs	0.99%	1.04%
Net charge-off to average loans ratio	0.03%	0.03%
Ratio of nonperforming loans to loans, net of deferred fees and costs	0.02%	0.22%
Ratio of ACLL to nonperforming loans	5261.70%	461.84%

The Company monitors asset quality indicators in managing credit risk and in determining the ACLL and provision for credit losses. Nonaccrual loans improved when December 31, 2025 is compared with December 31, 2024, due to the return of one loan relationship to accrual status. The net charge-off ratio remained at the same low level and accruing loans past due 90 days or more increased slightly, but remain low.

The Company dedicates resources to resolving problem assets, and exposure to loss is somewhat mitigated by collateralization. More information about nonaccrual and past due loans is provided in Note 1 and Note 5 of Notes to Consolidated Financial Statements.

Income Statement

The following provides information on the results of operations for the years ended December 31, 2025 and December 31, 2024.

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

The net interest margin for the year ended December 31, 2025 increased when compared with the year ended December 31, 2024. Loans repriced upward while the Federal Reserve's interest rate cuts resulted in lower yields on adjustable rate securities and interest bearing deposit assets, as well as lower cost of deposits. Current interest rates are still at a level that will allow improved yield on loans as adjustable loans reach repricing dates.

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

	Year Ended December 31,
	2025			2024
($ in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans (1)(2)(3)(4)(5)	$1,006,277	$55,974	5.56%	$938,446	$48,397	5.16%
Taxable securities (4)	605,883	15,331	2.53%	626,040	16,682	2.66%
Nontaxable securities (4)(5)	62,700	1,824	2.91%	63,566	1,828	2.88%
Federal funds sold	114	5	4.39%	600	26	4.33%
Interest-bearing deposits	76,223	3,183	4.18%	76,211	4,070	5.34%
Total interest-earning assets	$1,751,197	$76,317	4.36%	$1,704,863	$71,003	4.16%
Interest-bearing liabilities:
Interest-bearing demand deposits	$842,479	$17,094	2.03%	$838,526	$20,444	2.44%
Savings deposits	142,547	209	0.15%	141,148	231	0.16%
Time deposits(6)	328,286	12,068	3.68%	313,401	13,047	4.16%
Borrowings	8,963	381	4.25%	57	2	3.51%
Total interest-bearing liabilities	$1,322,275	$29,752	2.25%	$1,293,132	$33,724	2.61%
Net interest income and interest rate spread		$46,565	2.11%		$37,279	1.55%
Net interest margin			2.66%			2.19%

(1)
Loans are net of deferred fees and costs. Loans include loans held in portfolio and loans held for sale.
(2)
Net loan fees included in interest income in 2025 were $503. Net loan fees included in interest income in 2024 were $245.
(3)
Nonaccrual loans are included in average balances for yield computations.
(4)
Daily averages are presented at amortized cost.
(5)
Interest on nontaxable loans and securities is computed on an FTE basis using a Federal income tax rate of 21%.
(6)
Included in interest expense is amortization of premium on acquired time deposits of $149 and $278 for the twelve months ended December 31, 2025 and 2024, respectively.

The following table reconciles net interest income on an FTE basis (non-GAAP) to net interest income on a GAAP basis for the years indicated.

	December 31,
	2025	2024
Net interest income, GAAP	$45,561	$36,311
FTE adjustment	1,004	968
Net interest income, FTE (non-GAAP)	$46,565	$37,279

Analysis of Changes in Interest Income and Interest Expense

The following table summarizes changes in interest income and interest expense resulting from changes in average asset and liability balances (volume) and changes in average interest rates (rate), when the year ended December 31, 2025 is compared with the year ended December 31, 2024.

	2025 Over 2024
	Increase (Decrease) due to Changes in:		Net Dollar
	Rates(2)	Volume(2)	Change
Interest income: (1)
Loans	$3,947	$3,630	$7,577
Taxable securities	(825)	(526)	(1,351)
Nontaxable securities	21	(25)	(4)
Federal Funds Sold	-	(21)	(21)
Interest-bearing deposits	(888)	1	(887)
Interest income	$2,255	$3,059	$5,314
Interest expense:
Interest-bearing demand deposits	$(3,446)	$96	$(3,350)
Savings deposits	(24)	2	(22)
Time deposits	(1,577)	598	(979)
Short-term borrowings	-	379	379
Interest expense	$(5,047)	$1,075	$(3,972)
Net interest income	$7,302	$1,984	$9,286

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

Rate Shift (basis points)	Change in Projected Net Interest Income as of December 31,
	2025	2024
300	-8.60%	-8.60%
200	-5.20%	-4.70%
100	-2.40%	-1.90%
(-)100	6.10%	7.00%
(-)200	10.60%	12.80%
(-)300	9.80%	18.00%

Results of the net interest income simulation indicate that the Company is liability sensitive as of December 31, 2025 and December 31, 2024. The simulation process requires certain estimates and assumptions including, but not limited to, asset growth, the mix of assets and liabilities, the interest rate environment and local and national economic conditions. Asset growth and the mix of assets can, to a degree, be influenced by management. Other areas, such as the interest rate environment and economic factors, cannot be controlled. In addition, competitive pressures can make it difficult to price deposits and loans in a manner that optimally minimizes interest rate risk. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes; changes in market conditions and customer behavior; and changes in management strategies.

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

(Recovery of) Provision for Credit Losses

The Company recovered provision of $16 for the year ended December 31, 2025 , made up of a recovery of credit losses on funded loans of $63 partially offset by provision for credit losses on unfunded loan balances of $47. For the year ended December 31, 2024, the Company recorded a net provision of $1,227, which included a provision of $1,290 for non-PCD loans recorded upon acquisition of FCB, offset by $48 recovery reflecting changes in the Company's assessment of credit risk for both funded and unfunded loan balances. More information about the ACLL is provided in “Balance Sheet – Loans – Allowance for Credit Losses” below and in Notes 1 and 5 of Notes to Consolidated Financial Statements.

Noninterest Income

The following table presents the Company’s noninterest income for the years indicated.

	Year Ended December 31,		Change
	2025	2024	Dollars	Percent
Service charges on deposit accounts	$2,804	$2,728	$76	2.79%
Other service charges and fees	310	371	(61)	(16.44)%
Credit and debit card fees, net	1,679	1,448	231	15.95%
Trust income	2,472	2,177	295	13.55%
BOLI income	1,199	1,120	79	7.05%
Gain on sale of mortgage loans held for sale	226	168	58	34.52%
Other income	1,312	1,034	278	26.89%
Total noninterest income	$10,002	$9,046	$956	10.57%

Service charges on deposit accounts increased when the year ended December 31, 2025 is compared with the year ended December 31, 2024, due to increased customer use of the Bank’s overdraft program, ATM fees and wire transfer fees.

Other service charges and fees decreased when 2025 is compared with 2024, due to nonrecurring fee income received in 2024 and lower fees associated with non-customer use of NBB ATMs. Other service charges and fees also include charges for official checks, income from the sale of checks to customers, safe deposit box rent, and income from commissions on the sale of credit life, accident and health insurance.

Credit and debit card fees, net, increased when 2025 is compared with 2024 due to contract re-negotiation associated with the core system conversion.

Trust income increased when the year ended December 31, 2025 is compared with the year ended December 31, 2024, reflecting the Company's investment in business development. Trust fees are generated from a number of different types of accounts, including estates, personal trusts, employee benefit trusts, investment management accounts, attorney-in-fact accounts and guardianships. Trust income varies depending on the number and type of accounts under management and financial market conditions.

The gain on sale of mortgage loans increased from 2024 to 2025 as volume improved.

Other income includes dividends, adjustments to partnership basis in investments, commissions from investment and insurance sales and other miscellaneous components. Improved commissions from investment and insurance sales and a vendor incentive payment drove the increase from 2024 to 2025.

Noninterest Expense

The following table presents the Company’s noninterest expense for the years indicated.

	Year Ended December 31,		Change
	2025	2024	Dollars	Percent
Salaries and employee benefits	$20,858	$19,181	$1,677	8.74%
Occupancy, furniture and fixtures	3,077	2,650	427	16.11%
Data processing	3,421	3,558	(137)	(3.85)%
FDIC assessment	831	812	19	2.34%
Intangible asset amortization	373	237	136	57.38%
Franchise taxes	1,431	1,454	(23)	(1.58)%
Professional services	1,446	1,051	395	37.58%
Merger-related expenses	-	2,916	(2,916)	NM
Core system conversion expense	2,076	173	1,903	NM
Other operating expenses	2,900	2,976	(76)	(2.55)%
Total noninterest expense	$36,413	$35,008	$1,405	4.01%

Salaries and employee benefits, which include payroll taxes, health insurance, contributions to the employee stock ownership plan and employee 401(k) plan, pension service costs, incentives and salary continuation, increased when 2025 is compared with 2024, reflecting the addition of FCB employees and normal merit adjustments.

When the year ended December 31, 2025 is compared with the year ended December 31, 2024, occupancy, furniture and fixtures expense increased due to higher maintenance costs and depreciation related to assets acquired from FCB, infrastructure investment and the opening of the Roanoke branch.

Data processing expense decreased when the year ended December 31, 2025 is compared with the year ended December 31, 2024, reflecting savings from the core system conversion and other technology upgrades.

FDIC assessment expense increased from 2024 to 2025, due to an expanded assessment base after the FCB acquisition.

Upon acquisition of FCB in 2024, the Company recognized a core deposit intangible asset that is amortized over 10 years.

Franchise tax expense decreased from 2024 to 2025. Franchise taxes are levied by the states in which NBB operates and are based upon NBB’s total equity at the prior year-end, adjusted for real estate taxes and certain other items.

When 2025 is compared with 2024, higher legal and audit expenses drove the increase in professional services, which also includes consulting expense.

Merger-related expenses included legal, accounting, regulatory, and executive and employee severance costs associated with the FCB acquisition.

The core system conversion was completed during the second quarter of 2025 positioning the Company for future growth.

Other operating expenses decreased when the years ended December 31, 2025 and 2024 are compared. The category of other operating expenses includes expense for marketing and business development, supplies, non-service pension cost and charitable donations. The decrease is due to non-service pension cost, resulting from a higher expected return on plan assets when 2025 is compared with 2024, higher recognized net gain due to settlement when 2025 is compared with 2024, and a net actuarial loss in 2024 that was not recognized in 2025.

Included within other operating expense and data processing expense are expenses related to cybersecurity. These expenses include testing and vulnerability assessment, technological defenses, insurance and employee training. The cost of these measures was $409 for 2025 and $365 for 2024.

Income Taxes

Income tax expense for 2025 was $3,340 compared to $1,499 in 2024. The Company’s statutory tax rate was 21% for each year. The Company’s effective tax rates for 2025 and 2024 were 17.43% and 16.43%, respectively. The Company’s effective tax rate is lower than the statutory rate of 21% primarily due to investments in tax-advantaged loans and securities. The Company's effective tax rate for 2024 was also affected by a significant portion of merger related expense that was not tax deductible. See Note 9 of Notes to Consolidated Financial Statements for information relating to income taxes.

Balance Sheet

The following provides information on the Company’s financial position as of December 31, 2025 and December 31, 2024.

Loans

The Company’s loan categorization reflects its approach to loan portfolio management and includes six groups. Real estate construction loans include construction loans for residential and commercial properties as well as land. Consumer real estate loans include conventional and junior lien mortgages, equity lines and investor-owned residential real estate. Commercial real estate loans are comprised of owner-occupied and leased nonfarm, nonresidential properties, multi-family residence loans and farmland. Commercial non-real estate loans include agricultural loans, operating capital lines and loans secured by capital assets. Public sector and industrial development authority (“IDA”) loans are extended to municipalities. Consumer non-real estate loans include automobile loans, personal loans, credit cards and consumer overdrafts. The following table presents the composition of the loan portfolio, excluding mortgage loans held for sale, as of the dates indicated.

	December 31,	December 31,
	2025	2024
Real estate construction	$40,694	$50,798
Consumer real estate	328,653	307,855
Commercial real estate	467,783	478,078
Commercial non-real estate	52,018	51,844
Public sector and IDA	63,677	57,171
Consumer non-real estate	47,101	42,867
Gross loans	$999,926	$988,613
Less: deferred fees and costs	(616)	(663)
Loans, net of deferred fees and costs	$999,310	$987,950
Allowance for credit losses on loans	(9,892)	(10,262)
Total loans, net	$989,418	$977,688
A.
Maturities and Interest Rate Sensitivities

The following table presents maturities and interest rate sensitivities for total loans, loans with predetermined interest rates and loans with adjustable interest rates as of the dates indicated. Predetermined interest rates do not adjust throughout the life of the loan. Loans are presented on a gross basis.

	December 31, 2025
	< 1 Year	1-5 Years	6-15 Years	>15 Years	Total
Total loans:
Real estate construction	$19,458	$4,039	$5,915	$11,282	$40,694
Consumer real estate	16,911	10,596	70,361	230,785	328,653
Commercial real estate	6,673	22,970	132,230	305,910	467,783
Commercial non-real estate	12,445	34,295	5,031	247	52,018
Public sector and IDA	10,030	9,011	26,704	17,932	63,677
Consumer non-real estate	16,008	23,388	2,684	5,021	47,101
Total loans	$81,525	$104,299	$242,925	$571,177	$999,926
Loans with predetermined interest rates:
Real estate construction	$7,898	$398	$96	$1,791	$10,183
Consumer real estate	10,796	2,722	13,587	43,628	70,733
Commercial real estate	911	19,308	13,339	4,090	37,648
Commercial non-real estate	3,071	27,735	3,468	–	34,274
Public sector and IDA	10,000	9,011	7,321	–	26,332
Consumer non-real estate	6,862	22,756	2,485	73	32,176
Total loans with predetermined interest rates	$39,538	$81,930	$40,296	$49,582	$211,346
Loans with adjustable interest rates:
Real estate construction	$11,560	$3,641	$5,819	$9,491	$30,511
Consumer real estate	6,115	7,874	56,774	187,157	257,920
Commercial real estate	5,762	3,662	118,891	301,820	430,135
Commercial non-real estate	9,374	6,560	1,563	247	17,744
Public sector and IDA	30	–	19,383	17,932	37,345
Consumer non-real estate	9,146	632	199	4,948	14,925
Total loans with adjustable interest rates	$41,987	$22,369	$202,629	$521,595	$788,580

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

The Company reviews modifications to determine whether the borrower is experiencing financial difficulty, including indicators of default, bankruptcy, going concern, insufficient projected cash flows and inability to obtain financing from other sources. Please refer to Note 5 of Notes to Financial Statements for information on modifications to loans for borrowers experiencing financial difficulty during the years ended December 31, 2025 and December 31, 2024.

During the years ended December 31, 2025 and 2024, the Company modified loans in the normal course of business for borrowers who were not experiencing financial difficulty. During 2025, the Company modified 487 loans totaling $66,886. During 2024, the Company provided modifications for competitive purposes to 875 loans totaling $130,347.

C.
Summary of Loan Loss Experience

The following table provides information about the allowance for credit losses on loans, nonperforming assets and accruing loans past due 90 days or more as of the dates indicated:

	December 31,
	2025	2024
ACLL	$9,892	$10,262
Total loans, net of deferred fees	999,310	987,950
ACLL to loans, net of deferred fees and costs	0.99%	1.04%
Nonaccrual loans	$188	$2,222
Nonperforming loans to total loans, net of deferred fees and costs	0.02%	0.22%
ACLL to nonperforming loans	5261.70%	461.84%
Accruing loans past due 90 days or more	$881	$548

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

December 31, 2025	Net Charge-Offs (Recoveries)	Average Loans, net of deferred fees and costs	Percentage of Net Charge-Offs (Recoveries) to Average Loans
Real estate construction	$-	$44,806	0.00%
Consumer real estate	3	317,882	0.00%
Commercial real estate	(133)	487,765	(0.03)%
Commercial non-real estate	17	52,811	0.03%
Public Sector and IDA	-	57,845	0.00%
Consumer non-real estate	420	44,820	0.94%
Total	$307	$1,005,929	0.03%

December 31, 2024	Net Charge-Offs (Recoveries)	Average Loans, net of deferred fees and costs	Percentage of Net Charge-Offs (Recoveries) to Average Loans
Real estate construction	$-	$66,654	0.00%
Consumer real estate	-	278,351	0.00%
Commercial real estate	(53)	445,212	(0.01)%
Commercial non-real estate	87	48,175	0.18%
Public Sector and IDA	-	58,953	0.00%
Consumer non-real estate	215	41,003	0.52%
Total	$249	$938,348	0.03%

The Company charges off commercial real estate loans at the time that a loss is confirmed. When delinquency status or other information indicates that the borrower will not repay the loan, the Company considers collateral value based upon a current appraisal or internal evaluation. Any loan amount in excess of collateral value is charged off and the collateral is taken into OREO.

E.
Allowance for Credit Losses on Loans

The Company’s risk analysis as of December 31, 2025 determined an ACLL of $9,892, or 0.99% of loans net of deferred fees and costs. This compares with an ACLL of $10,262 as of December 31, 2024, or 1.04% of loans net of deferred fees and costs. For information on the Company’s policies on the ACLL, please refer to Note 1 and Note 5 of Notes to Consolidated Financial Statements. To determine the appropriate level of the ACLL, the Company considers credit risk for individually evaluated loans and for groups of loans evaluated collectively.

Individually Evaluated Loans

Individually evaluated loans were $8,802 as of December 31, 2025, a decrease from $10,521 as of December 31, 2024. Please refer to Note 1 of Notes to Consolidated Financial Statements for information on the Company’s identification of individually evaluated loans. As of December 31, 2025, two individually evaluated loans were collateral dependent but were adequately collateralized and did not result in an individual allocation. The remaining individually evaluated loans were measured using the DCF method, resulting in an allocation of $106.

Collectively Evaluated Loans

Collectively evaluated loans totaled $991,124 with an ACLL of $9,786 as of December 31, 2025. At December 31, 2024, collectively evaluated loans totaled $978,092, with an allowance of $10,182.

Collectively evaluated loans are divided into classes based upon risk characteristics. Utilizing historical loss information and peer data, the Company calculates PD and LGD for each class, which is adjusted for a reasonable and supportable forecast. Cash flow projections based on each loan’s contractual terms are modified by the adjusted PD and LGD for its class. Loan classes are allocated additional loss estimates based upon the Company’s analysis of qualitative factors including economic measures, asset quality indicators, loan characteristics, and changes to internal Company policies and management.

Reasonable and Supportable Forecast

The Company applies national unemployment forecasts to project cash flows. The Company determined that 12 months represents a reasonable and supportable forecast period as of December 31, 2025, and set a period of 12 months to revert to historical losses on a straight-line basis. The forecast applied as of December 31, 2025 projects that unemployment will be stable over the next 12 months at a similar level to the forecast applied as of December 31, 2024.

Qualitative Factors: Economic

The Company sources economic data pertinent to its market from the most recently available publications, including business and personal bankruptcy filings, the residential vacancy rate and the inventory of new and existing homes.

Higher bankruptcy filings indicate heightened credit risk and increase the ACLL, while lower bankruptcy filings have a beneficial impact on credit risk. Compared with data available at December 31, 2024, business bankruptcy filings decreased while personal bankruptcy filings increased.

Residential vacancy rates and housing inventory are used to measure the health of the housing market. The housing market directly or indirectly affects all loan classes. Higher vacancy and inventory levels increase credit risk. The residential vacancy rate available at December 31, 2025 increased compared to the data incorporated into the December 31, 2024 calculation, resulting in a higher allocation. Housing inventory increased when December 31, 2025 is compared with December 31, 2024, resulting in a higher allocation.

Qualitative Factors: Asset Quality Indicators

Accruing past due loans are analyzed at the class level and compared with previous levels. Increases in past due loans indicate heightened credit risk. On a portfolio level, accruing loans past due 30-89 days increased to 0.35% of total loans at December 31, 2025, from 0.30% at December 31, 2024.

Qualitative Factors: Other Considerations

The Company considers other factors that impact credit risk, including the competitive, legal and regulatory environments, changes in lending policies and loan review, changes in lending management, and high risk loans.

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

Lending policies, loan review procedures and management experience influence credit risk. Policies and procedures remain similar to those at December 31, 2024. The Company maintained an allocation to account for integration of FCB lenders.

Levels of high-risk loans are considered in the determination of the level of the ACLL. A decrease in the level of high-risk loans within a class decreases the required allocation for the loan class, and an increase in the level of high-risk loans within a class increases the required allocation for the loan class. Total high-risk loans increased from the level at December 31, 2024.

The Company monitors local economic news and internal indicators to consider the presence of risk that may not be reflected in its designated qualitative factors above. As of December 31, 2025, management identified local unemployment data and collection activity. An unanticipated increase in unemployment in some of the Company’s market areas during the third quarter of 2025 resulted in a local unemployment rate that exceeded national unemployment. Historically, local unemployment has been correlated with national unemployment but slightly lower. The levels moderated during the fourth quarter of 2025, but remain higher than those as of December 31, 2024. The Company also documented an increase in collection activity, that while successful, may indicate additional credit risk. The Company added an allocation to account for the change.

Unallocated Surplus

The unallocated surplus as of December 31, 2025 was $50, or 0.51% in excess of the calculated requirement. The unallocated surplus at December 31, 2024 was $50, or 0.49% in excess of the calculated requirement. The surplus provides some mitigation of current economic uncertainty that may impact credit risk.

Conclusion

The calculation of the appropriate level for the ACLL incorporates analysis of multiple factors and requires management’s prudent and informed judgment. Based on analysis of historical indicators, asset quality and economic factors, management believes the level of ACLL is reasonable for the credit risk in the loan portfolio as of December 31, 2025.

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

Allocation of the Allowance for Credit Losses on Loans

The allowance for credit losses on loans has been allocated according to the amount deemed necessary to provide for anticipated losses within the categories of loans as of the dates indicated. Loans are presented net of deferred fees and costs. The following table presents information on the ACLL as of the dates indicated:

	December 31, 2025			December 31, 2024
	Allowance Amount	Percent of Loans to Total Gross Loans	Percent of Allowance to Gross Loans	Allowance Amount	Percent of Loans to Total Gross Loans	Percent of Allowance to Gross Loans
Real estate construction	$335	4.07%	0.82%	$348	5.14%	0.69%
Consumer real estate	3,804	32.87%	1.16%	3,926	31.14%	1.28%
Commercial real estate	3,784	46.78%	0.81%	4,299	48.36%	0.90%
Commercial non-real estate	846	5.20%	1.63%	655	5.24%	1.26%
Public sector and IDA	306	6.37%	0.48%	336	5.78%	0.59%
Consumer non-real estate	767	4.71%	1.63%	648	4.34%	1.51%
Unallocated	50	-	-	50	-	-
	$9,892	100.00%	0.99%	$10,262	100.00%	1.04%

Securities

The Company’s securities are designated as available for sale and as such, are reported at fair value. The following table presents information on securities available for sale as of the dates indicated.

	December 31,	December 31,	Change
	2025	2024	Dollars	Percent
Amortized cost	$706,229	$680,496	$25,733	3.78%
Unrealized loss, net	(51,852)	(78,598)	26,746	34.03%
Securities available for sale, at fair value	$654,377	$601,898	$52,479	8.72%

During 2025, the Company purchased securities in anticipation of coming maturities and to capitalize on higher interest rates. Investment decisions are managed by a subcommittee within the Company’s Asset Liability Management Committee, which monitors all of the Company’s financial assets and liabilities. In making investment decisions, management seeks to optimize yield and risk profiles, adhering to internal policy guidelines for security quality and industry and geographic concentrations.

The unrealized loss in the Company’s investment portfolio is due to interest rate risk associated with securities purchased prior to the Federal Reserve’s rate increases during 2022 and 2023. Improvement in the unrealized loss reflects lower interest rates as of December 31, 2025 when compared with December 31, 2024.

Management regularly monitors the quality of the investment portfolio as part of its risk management function. Credit risk in the Company’s investment portfolio is evaluated on an individual security basis. An allowance for credit risk will be recorded if analysis indicates the presence of credit risk. As of December 31, 2025, there are no credit risk concerns with any of the Company’s securities.

Additional information about securities available for sale can be found in Note 3 of Notes to Consolidated Financial Statements.

Deposits

The following table presents deposits by category as of the dates indicated:

	December 31,	December 31,	Change
	2025	2024	Dollars	Percent
Noninterest-bearing demand deposits	$313,022	$290,088	$22,934	7.91%
Interest-bearing demand deposits	853,756	864,753	(10,997)	(1.27)%
Savings deposits	142,645	143,109	(464)	(0.32)%
Time deposits	317,510	346,802	(29,292)	(8.45)%
Total deposits	$1,626,933	$1,644,752	$(17,819)	(1.08)%

Deposits, including noninterest-bearing demand deposits, interest-bearing deposits and interest-bearing time deposits are obtained in the Company’s markets through traditional marketing techniques. The Company’s deposits do not include any brokered deposits.

A.
Average Amounts of Deposits and Average Rates Paid

Average amounts and average rates paid on deposit categories during the periods indicated are presented below:

	Years Ended December 31,
	2025		2024
	Average Amounts	Average Rates Paid	Average Amounts	Average Rates Paid
Noninterest-bearing demand deposits	$305,115	-	$290,038	-
Interest-bearing demand deposits	842,479	2.03%	838,526	2.44%
Savings deposits	142,547	0.15%	141,148	0.16%
Time deposits	328,286	3.68%	313,401	4.16%
Average total deposits	$1,618,427	1.81%	$1,583,113	2.13%

B.
Uninsured Deposits

FDIC insurance covers deposits of up to $250 per depositor. As of December 31, 2025, $673,764 of the Bank’s deposits were uninsured. Municipal deposits, which account for 23.00% of the Company’s deposits, have additional security from bonds pledged as collateral, in accordance with state regulation. Of the Company’s non-municipal deposits, 19.75% are uninsured.

The following table presents the maturity distribution of time deposits that exceed $250 as of the date indicated.

	December 31, 2025
	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
Total time deposits exceeding $250	$23,809	$31,469	$16,297	$3,905	$75,480

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

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse liquidity sources, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing and FHLB advances.

As of December 31, 2025, the Company had borrowing capacity of $306,870 from the FHLB and $190,586 of borrowing capacity at the Federal Reserve discount window, with no amounts advanced against those lines. The Company assumed FHLB borrowings from FCB, which it repaid during the week following acquisition. During 2025, the Company accessed FHLB and Federal Reserve discount window borrowings as part of a leveraged securities purchase strategy. The advances were fully repaid by the end of the year. The Company did not engage in purchasing deposits during 2025 or 2024.

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

Regulatory capital levels determine the Company’s ability to use purchased deposits and the Federal Reserve discount window. As of December 31, 2025, the Company is considered well capitalized and does not have any restrictions on purchased deposits or borrowing ability at the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. As of December 31, 2025, the Company’s liquidity is sufficient to meet projected trends.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. As of December 31, 2025, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s internally-set target range. As of December 31, 2025, the loan to deposit ratio was 61.42%. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

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

	Payments Due by Period
December 31, 2025	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Time deposits	$317,510	$287,634	$11,093	$17,827	$956
Purchase obligations (1)	23,602	4,328	6,355	6,153	6,766
Operating leases	2,200	556	1,028	546	70
Total	$343,312	$292,518	$18,476	$24,526	$7,792

(1)
Includes contracts with a minimum annual payment of $100.

As of December 31, 2025, the Company was not aware of any other known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of December 31, 2025, the Company has no material commitments for long-term debt or for capital expenditures.

Capital Resources

The following table presents components of stockholders’ equity:

	December 31,	December 31,	Change
	2025	2024	Dollars	Percent
Common stock and additional paid-in capital	$22,024	$21,831	$193	0.88%
Retained earnings	202,558	196,343	6,215	3.17%
Accumulated other comprehensive loss	(39,674)	(61,765)	22,091	35.77%
Total stockholders’ equity	$184,908	$156,409	$28,499	18.22%

Total stockholders’ equity increased when December 31, 2025 is compared with December 31, 2024, due primarily to improvement in the unrealized loss on securities and value of assets held by the Company's retirement plan. The largest component of stockholders’ equity, retained earnings, increased from December 31, 2024 to December 31, 2025.

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

	December 31, 2025	December 31, 2024	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservation Buffer
Common Equity Tier I Capital Ratio	16.16%	15.28%	4.50%	7.00%
Tier I Capital Ratio	16.16%	15.28%	6.00%	8.50%
Total Capital Ratio	17.02%	16.14%	8.00%	10.50%
Leverage Ratio	10.42%	10.25%	4.00%	4.00%

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements as of December 31, 2025 are detailed in the table below. All are due in less than one year.

Payments Due by Period	Total	Less Than 1 Year
Commitments to extend credit	$230,755	$230,755
Standby letters of credit	20,016	20,016
Mortgage loans with potential recourse	14,246	14,246
Total	$265,017	$265,017

In the normal course of business the Company’s banking affiliate extends lines of credit to its customers. The Bank also issues two types of standby letters of credit to customers: financial standby letters of credit that guarantee payment to facilitate customer purchases and performance letters of credit that guarantee payment if the customer fails to perform a specific obligation. Associated revenue from letters of credit was $26 in 2025. Amounts drawn upon these lines and letters of credit vary at any given time depending on the business needs of the customers. While it would be possible for customers to fully draw on approved lines of credit and for beneficiaries to call all letters of credit, historically this has not occurred. In the event of a sudden and substantial draw on these lines, the Company would manage liquidity using cash on hand, borrowing capacity, or sale of investments or loans.

The Company sells mortgages on the secondary market subject to recourse agreements. The mortgages originated must meet strict underwriting and documentation requirements for the sale to be completed. To date, no recourse provisions have ever been invoked. If the Company identified a factor or trend that indicated recourse risk, a loss reserve would be recorded.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of National Bankshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of National Bankshares, Inc. and its subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses – Collectively Evaluated Loans

Description of the Matter

As further described in Note 1 (Summary of Significant Accounting Policies) and Note 5 (Allowance for Credit Losses on Loans and Nonperforming Assets) to the consolidated financial statements, the allowance for credit losses on loans (ACLL) is a valuation allowance that represents management’s best estimate of expected credit losses on loans measured at amortized cost considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms. Loans which share common risk characteristics are pooled and collectively evaluated by the Company using historical data, modified by peer data, as well as assessments of current conditions and reasonable and supportable forecasts of future conditions. The Company’s ACLL related to collectively evaluated loans represented $9.8 million of the total recorded ACLL of $9.9 million as of December 31, 2025. The collectively evaluated ACLL consists of quantitative and qualitative components.

The quantitative component of the ACLL is derived using a cash flow method for all loan pools with the exception of credit cards, which are measured using the historical loss rate adjusted for the forecast. These estimates consider large amounts of data in tabulating default, loss given default, and prepayment speed assumptions and require complex calculations as well as management judgment in the selection of appropriate inputs. In addition to the quantitative component, the collectively evaluated ACLL also includes a qualitative component which aggregates management’s assessment of available information relevant to assessing collectability that is not captured in the quantitative loss estimation process. Factors considered by management in developing its qualitative estimates include: changes in lending policies; management experience; economic conditions; loans past due; competitive, legal and regulatory environment; and other loan characteristics. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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
•
Substantively testing the collectively evaluated ACLL, including:
•
Evaluating conceptual soundness, assumptions, and key data inputs to the Company’s methodology.
•
Evaluating management’s selection of forecasting inputs and testing the accuracy of management’s incorporation of its forecasts in the collectively evaluated ACLL estimate.
•
Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative factors.
•
Evaluating the magnitude of qualitative adjustments.
•
Testing the mathematical accuracy and the application of assumptions within the ACLL for collectively evaluated loans, including both the quantitative and qualitative components of the calculation.
•
Performing procedures to evaluate the overall allowance assessed with respect to a relevant peer group.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company's auditor since 2000.

Winchester, Virginia

March 27, 2026

Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share data)	2025	2024
Assets
Cash and due from banks	$8,419	$13,564
Interest-bearing deposits	50,831	94,254
Federal funds sold	-	299
Total cash and cash equivalents	59,250	108,117
Securities available for sale, at fair value	654,377	601,898
Mortgage loans held for sale	-	619
Loans:
Real estate construction loans	40,694	50,798
Consumer real estate loans	328,653	307,855
Commercial real estate loans	467,783	478,078
Commercial non-real estate loans	52,018	51,844
Public sector and IDA loans	63,677	57,171
Consumer non-real estate loans	47,101	42,867
Total loans	999,926	988,613
Less: deferred fees and costs	(616)	(663)
Loans, net of deferred fees and costs	999,310	987,950
Less: allowance for credit losses on loans	(9,892)	(10,262)
Loans, net	989,418	977,688
Premises and equipment, net	18,479	16,826
Accrued interest receivable	6,538	6,469
Goodwill	10,718	10,718
Core deposit intangible, net	1,490	1,863
Bank-owned life insurance ("BOLI")	48,568	47,369
Other assets	35,668	40,068
Total assets	$1,824,506	$1,811,635
Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$313,022	$290,088
Interest-bearing demand deposits	853,756	864,753
Savings deposits	142,645	143,109
Time deposits	317,510	346,802
Total deposits	1,626,933	1,644,752
Accrued interest payable	1,581	1,462
Other liabilities	11,084	9,013
Total liabilities	1,639,598	1,655,227
Commitments and contingencies
Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	$-	$-
Common stock of $1.25 par value and additional paid-in capital. Authorized 10,000,000 shares; issued and outstanding 6,368,410 (including 5,039 unvested) shares as of December 31, 2025 and 6,363,371 (including 4,961 unvested) shares as of December 31, 2024	22,024	21,831
Retained earnings	202,558	196,343
Accumulated other comprehensive loss, net	(39,674)	(61,765)
Total stockholders' equity	184,908	156,409
Total liabilities and stockholders' equity	$1,824,506	$1,811,636

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

	For the Year Ended December 31,
(in thousands, except share and per share data)	2025	2024
Interest Income
Interest and fees on loans	$55,451	$47,912
Interest on federal funds sold	5	26
Interest on interest-bearing deposits	3,183	4,070
Interest on securities – taxable	15,331	16,682
Interest on securities – nontaxable	1,343	1,345
Total interest income	75,313	70,035
Interest Expense
Interest on time deposits	12,068	13,047
Interest on other deposits	17,303	20,675
Interest on borrowings	381	2
Total interest expense	29,752	33,724
Net interest income	45,561	36,311
(Recovery of) provision for credit losses	(16)	1,227
Net interest income after (recovery of) provision for credit losses	45,577	35,084

Noninterest Income
Service charges on deposit accounts	2,804	2,728
Other service charges and fees	310	371
Credit and debit card fees, net	1,679	1,448
Trust income	2,472	2,177
BOLI income	1,199	1,120
Gain on sale of mortgage loans held for sale	226	168
Other income	1,312	1,034
Total noninterest income	10,002	9,046

Noninterest Expense
Salaries and employee benefits	20,858	19,181
Occupancy, furniture and fixtures	3,077	2,650
Data processing	3,421	3,558
FDIC assessment	831	812
Intangible asset amortization	373	237
Franchise taxes	1,431	1,454
Professional services	1,446	1,051
Merger-related expense	-	2,916
Core system conversion expense	2,076	173
Other operating expenses	2,900	2,976
Total noninterest expense	36,413	35,008
Income before income tax expense	19,166	9,122
Income tax expense	3,340	1,499
Net Income	$15,826	$7,623
Basic net income per common share	$2.49	$1.24
Diluted net income per common share	$2.49	$1.24
Weighted average number of common shares outstanding, basic	6,359,960	6,161,428
Weighted average number of common shares outstanding, diluted	6,362,505	6,163,610
Dividends declared per common share	$1.51	$1.51
Book value per common share	$29.04	$24.58

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
(in thousands)	2025	2024
Net Income	$15,826	$7,623

Other Comprehensive Income, Net of Tax
Unrealized holding gain on available for sale securities net of tax of $5,617 and $124 for the periods ended December 31, 2025 and 2024, respectively	21,129	463
Net pension gain arising during the period, net of tax of $255 in 2025 and $701 in 2024	962	2,638
Other comprehensive income, net of tax	22,091	3,101
Total Comprehensive Income	$37,917	$10,724

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2025 and 2024

(in thousands except per share data)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2023	$7,404	$197,984	$(64,866)	$140,522
Net income	–	7,623	–	7,623
Acquisition of Frontier Community Bank	14,299	–	–	14,299
Cash dividends of $1.51 per share	–	(9,264)	–	(9,264)
Other comprehensive income, net of tax of $825	–	–	3,101	3,101
Stock based compensation	128	–	–	128
Balances at December 31, 2024	$21,831	$196,343	$(61,765)	$156,409

Balances at December 31, 2024	$21,831	$196,343	$(61,765)	$156,409
Net income	–	15,826	–	15,826
Cash dividends of $1.51 per share	–	(9,611)	–	(9,611)
Other comprehensive income, net of tax of $5,872	–	–	22,091	22,091
Stock based compensation	193	–	–	193
Balances at December 31, 2025	$22,024	$202,558	$(39,674)	$184,908

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flow

	For the Year Ended December 31,
(in thousands)	2025	2024
Cash Flows from Operating Activities
Net income	$15,826	$7,623
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for credit losses	(16)	1,227
Deferred income tax expense (benefit)	704	(884)
Depreciation of premises and equipment	1,096	900
Amortization of premiums and accretion of discounts on securities, net	1,055	1,069
Amortization of core deposit intangible	373	237
Accretion of fair value of acquired loans	(2,013)	(802)
Amortization of fair value of acquired time deposits and leases	131	267
Origination of mortgage loans held for sale	(13,627)	(10,516)
Proceeds from sale of mortgage loans held for sale	14,472	10,471
Gain on sale of mortgage loans held for sale	(226)	(168)
Increase in cash value of bank-owned life insurance	(1,199)	(1,120)
(Gain) loss on disposal of premises and equipment, net	(2)	1
Contribution to defined benefit plan	-	3,000
Stock based compensation expense	193	128
Net change in:
Accrued interest receivable	(69)	181
Other assets	(568)	(3,041)
Accrued interest payable	119	(89)
Other liabilities	1,641	954
Net cash provided by operating activities	17,890	9,438

Cash Flows from Investing Activities
Proceeds from repayments of mortgage-backed securities	16,084	12,516
Proceeds from calls, sales and maturities of securities available for sale	41,000	13,024
Purchases of available for sale securities	(83,872)	-
Net change in restricted stock	-	169
Purchase of loan participations	(20,665)	(15,334)
Collection of loan participations	21,696	15,759
Loan originations and principal collections, net	(10,960)	(14,306)
Recoveries on loans charged off	275	270
Purchases of premises and equipment	(2,738)	(3,256)
Proceeds from sale of premises and equipment	2	46
Cash acquired in the acquisition, net of cash paid	-	6,898
Net cash (used in) provided by investing activities	(39,178)	15,786

Cash Flows from Financing Activities
Net change in time deposits	(29,441)	22,662
Net change in other deposits	11,473	(11,878)
Cash dividends paid	(9,611)	(9,264)
Net change in borrowings	-	(5,230)
Net cash used in financing activities	(27,579)	(3,710)
Net change in cash and cash equivalents	(48,867)	21,514
Cash and cash equivalents at beginning of period	108,117	86,603
Cash and cash equivalents at end of period	$59,250	$108,117

	For the Year Ended December 31,
(in thousands)	2025	2024
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$29,484	$33,679
Income taxes	2,209	715

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for credit losses	$582	$519
Unrealized holding gain on securities available for sale	26,746	587
Minimum pension liability adjustment	1,217	3,339
Lease liabilities arising from obtaining right-of-use assets during the period	937	548

Supplemental Disclosures of Noncash Transactions Included In Acquisition
Assets acquired	$-	$139,587
Liabilities assumed	-	137,038

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

Use of Estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses and pension obligations.

Reclassifications

Certain amounts reported in prior years have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the Company’s net income or stockholders’ equity.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and amounts due from banks, interest-bearing deposits and Fed funds sold. The Company invests over-night funds in interest-bearing deposits at other banks, including the Federal Reserve and other entities. Interest-bearing deposits are carried at cost.

Securities

Certain debt securities that management has the positive intent and ability to hold to maturity may be classified as “held to maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held to maturity or trading, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax. The Company uses the interest method to recognize in interest income purchase premiums through the earliest call date and discounts over the term of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Accrued interest receivable is excluded from the estimate of credit losses. Accrued interest receivable on securities of $3,177 as of December 31, 2025 and $3,171 as of December 31, 2024, along with accrued interested receivable on loans, is included in accrued interest receivable in the Consolidated Balance Sheets.

Equity Securities

Equity securities with readily-determinable fair values are measured at fair value. Changes in fair value are recognized in net income. Equity securities without readily-determinable fair values are recorded as other assets at cost less impairment, if any, and adjusted for changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value on an individual loan basis. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. The Company releases mortgage servicing rights when loans are sold on the secondary market.

Loans

The Company, through its banking subsidiary, provides mortgage, commercial, and consumer loans to customers. Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding unpaid principal balances adjusted for the allowance for credit losses, discount on acquired loans of $5,551 at December 31, 2025 and $7,564 at December 31, 2024, and deferred fees or costs. Interest income is accrued on the unpaid principal balance. Purchase premium or discount is recognized as an adjustment of the related loan yield using the interest method.

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

Commercial Non-Real Estate Loans. Commercial non-real estate loans are secured by collateral other than real estate, or are unsecured. Credit risk for commercial non-real estate loans is subject to economic conditions, borrower repayment ability and collateral value (if secured). Commercial and agricultural loans primarily finance equipment acquisition, expansion, working capital, and other general business purposes. Because these loans have a higher degree of risk, the Bank generally obtains collateral such as inventory, accounts receivables or equipment and personal guarantees from the borrowing entity’s principal owners. The Bank’s policy limits lending up to 60% of the appraised value for inventory, up to 90% of the lower of cost or market value of equipment and up to 70% for accounts receivables less than 90 days old. Credit decisions are based upon an assessment of the financial capacity of the applicant, including the primary borrower’s ability to repay within proposed terms, a risk assessment, financial strength of guarantors and adequacy of collateral. Credit agency reports of individual owners’ credit history supplement the analysis.

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

Credit quality indicators

Credit quality indicators, which the Company terms risk grades, are assigned through the Company’s credit review function for larger loans and selective review of loans that fall below credit review thresholds. Credit quality is graded based on the loan’s payment history, the borrower’s current financial situation and value of the underlying collateral.

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

Modified Loans

When a borrower requests a modification to a loan, the Company evaluates the request to determine whether the borrower is experiencing financial difficulty. Loans modified for borrowers experiencing financial difficulty are risk graded according to credit quality indicators as discussed above, and are subject to the Company’s standard ACL process as discussed below.

Allowance for Credit Losses on Loans

The Company estimates the ACLL based on amortized cost basis, which is the amount at which a loan is originated, adjusted for net deferred fees or costs, premium or discount, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of the ACLL. Accrued interest receivable on loans of $3,361 as of December 31, 2025 and $3,298 as of December 31, 2024, along with accrued interested receivable on securities, is included in accrued interest receivable in the Consolidated Balance Sheets.

Intrinsic to the Company’s policy on estimating the ACLL are policies regarding loan pools, nonaccruals, past due status, collateral valuation, charge-offs and risk grades. The Company measures expected credit losses on loans on a collective (pool) basis, when the loans share similar risk characteristics, such as collateral type and intended use, repayment source, and (if applicable) the borrower’s business model. The Company has identified the following pools of loans with similar risk characteristics for measuring expected credit losses:

Real Estate Construction

Construction, 1-4 family residential

Construction, other

Consumer Real Estate

Equity lines

Residential closed-end first liens

Residential closed-end junior liens

Investor-owned residential real estate

Commercial Real Estate

Multifamily residential real estate

Commercial real estate, owner-occupied

Commercial real estate, other

Commercial Non-Real Estate Commercial and industrial Public Sector and IDA States and political subdivisions Consumer Non-Real Estate Credit cards Automobile Other consumer loans

The Company’s methodologies for estimating the ACLL consider available relevant information about the collectability of cash flows, including historical losses, reasonable and supportable forecasts of economic conditions, and current economic and portfolio conditions. The difference between cash flow estimates and amortized cost is the ACLL.

The Company uses a DCF method for all of its pools except for credit cards, which are measured using the historical loss rate adjusted for the forecast. For loans using the DCF method, cash flows are projected at the instrument level and discounted using the loan’s effective interest rate. Cash flows are generated using each loan’s payment attributes, adjusted for pool-level information on the PD, LGD and prepayment speeds. Default is defined as full or partial charge-off, nonaccrual status or past due 90 days or more. PDs for each pool are calculated using the Company’s historical data, modified by peer data, to ensure a full economic cycle is reflected in the estimate. PDs are then adjusted for the forecast.

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

Goodwill

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Goodwill is subject to at least an annual assessment for impairment by applying a fair value based test. For each reporting date, the Company performed a qualitative assessment, as permitted by ASC 350-20-35-3A, to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of NBB (“reporting unit”) is less than its carrying amount, including goodwill. The assessment included analysis of macroeconomic conditions, industry and market conditions, overall financial performance, share price considerations, and other relevant entity-specific events and events affecting the reporting unit. No conditions were identified that would warrant the need for a quantitative impairment analysis, and no impairment was recorded.

Core Deposit Intangibles

Core deposit intangibles are subject to at least an annual assessment for impairment by applying a fair value based test. For each reporting date, the Company performed a qualitative assessment to assess the likelihood of impairment of its core deposit intangibles. The assessment included testing model assumptions surrounding deposit retention, deposit costs and noninterest income generated. No conditions were identified that would warrant the need for a quantitative impairment analysis, and no impairment was recorded.

Bank-Owned Life Insurance

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

Pension Plan

The Company recognizes the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its consolidated balance sheet and recognizes changes in that funded status in the year in which the changes occur through other comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the projected benefit obligation. The Company’s actuary determines plan obligations and annual pension expense using a number of key assumptions, including the IRS mortality table, effective interest rate, discount rate, the estimated return on plan assets and the anticipated rate of compensation increases. Changes in these assumptions in the future, if any, or in the method under which benefits are calculated may impact pension assets, liabilities or expense.

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

Advertising

The Company charges advertising costs to expenses as incurred. Advertising expenses were $277 for the year ended December 31, 2025 and $262 for the year ended December 31, 2024.

Revenue Recognition

The Company accounts for revenue associated with financial instruments, including loans and securities via the accrual method. The Company recognizes noninterest income when it satisfies commitments to customers. Please refer to Note 18: Revenue Recognition.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on debt securities available for sale and the defined benefit plan, net of taxes, which are also recognized as a separate component of stockholders' equity.

Segment Reporting

The Company evaluated its internal divisions and subsidiaries under ASC 280, Segment Reporting, and determined that all of its divisions and subsidiaries meet the standard's aggregation criteria. Current divisions and subsidiaries serve a similar base of commercial and consumer clients utilizing a company-wide offering of similar products and services managed through similar processes and platforms that are collectively reviewed by the Company's Chief Executive Officer, who has been identified as the chief operating decision maker ("CODM").

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

Recent Accounting Pronouncements

ASU 2025-08

In November 2025, the FASB issued Accounting Standards Update ("ASU") 2025-08, “Financial Instruments—Credit Losses (Topic 326): Purchased Loans.” The amendments in this ASU expand the population of acquired financial assets accounted for using the gross-up approach. Acquired loans (excluding credit cards) are deemed purchased seasoned loans and accounted for using the gross-up approach upon acquisition if criteria established by the new guidance are met. This change aims to enhance comparability, consistency, and better reflect the economics of acquiring financial assets. This ASU is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. If an entity adopts this ASU in an interim reporting period, it should apply it as of the beginning of that interim reporting period or the beginning of the annual reporting period that includes that interim reporting period. The Company does not expect the adoption of ASU 2025-08 to have a material impact on its consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

ASU 2023-09

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. The Company adopted ASU 2023-09 retrospectively and the adoption of ASU 2023-09 did not have a material impact on its consolidated financial statements.

Note 2: Restriction on Cash

The Company’s subsidiary bank is a member of the Federal Reserve System. The Federal Reserve does not currently require member banks to hold an average balance in order to purchase services from the Federal Reserve.

Note 3: Securities

The amortized cost and fair value of debt securities available for sale, with gross unrealized gains and losses, as of the dates indicated, follows:

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies and corporations	$312,353	$-	$24,298	$288,055
States and political subdivisions	177,453	-	23,736	153,717
Mortgage-backed securities	210,918	129	3,406	207,641
Corporate debt securities	5,505	-	541	4,964
Total securities available for sale	$706,229	$129	$51,981	$654,377

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies and corporations	$351,136	$-	$40,012	$311,124
States and political subdivisions	178,106	-	32,372	145,734
Mortgage-backed securities	143,747	24	5,473	138,298
Corporate debt securities	6,507	-	764	5,743
U.S. treasury	1,000	-	1	999
Total securities available for sale	$680,496	$24	$78,622	$601,898

The deferred tax asset for the net unrealized loss on securities available for sale was $10,889 as of December 31, 2025 and $16,506 as of December 31, 2024. The deferred tax asset along with other net deferred tax assets is included in other assets on the Consolidated Balance Sheets.

The amortized cost and fair value of single maturity securities available for sale, by contractual maturity as of the date indicated, are shown below. Mortgage-backed securities are categorized by final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 2025	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$23,709	$23,484
Due after one year through five years	229,721	218,251
Due after five years through ten years	221,520	195,181
Due after ten years	231,279	217,461
Total securities available for sale	$706,229	$654,377

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position as of the dates indicated, follows:

	Less Than 12 Months		12 Months or More
December 31, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies and corporations	$-	$-	$288,055	$24,298
States and political subdivisions	1,680	364	151,652	23,372
Mortgage-backed securities	55,986	223	99,446	3,183
Corporate debt securities	-	-	4,964	541
Total temporarily impaired securities	$57,666	$587	$544,117	$51,394

	Less Than 12 Months		12 Months or More
December 31, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies and corporations	$-	$-	$311,124	$40,012
States and political subdivisions	885	118	144,849	32,254
Mortgage-backed securities	5,336	28	115,011	5,445
Corporate debt securities	-	-	5,743	764
U.S. treasury	-	-	999	1
Total temporarily impaired securities	$6,221	$146	$577,726	$78,476

The Company evaluates securities available for sale that are in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. At December 31, 2025, the Company had 522 securities with a fair value of $601,783 in an unrealized loss position. To evaluate credit risk, the Company considers payment history, risk ratings from external parties, financial statements for municipal and corporate securities, public statements from issuers and other available credible published sources in evaluating credit risk. No credit risk was found and no ACL on securities available for sale was recorded as of December 31, 2025 or December 31, 2024. The unrealized losses are attributable to noncredit-related factors, including changes in interest rates and other market conditions. The Company does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the cost basis of the investments. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

Realized Securities Gains and Losses

There were no sales of securities in 2025. During 2024, the Company sold securities acquired from FCB shortly after the acquisition date and no gain or loss was recognized. Information pertaining to realized gains and losses on sold securities for the period indicated follows:

	Sale of Available for Sale Securities
For the Year Ended December 31,	Proceeds	Book Value	Gross Gain	Gross Loss	Net Loss
2024	9,279	9,279	-	-	-

Restricted Stock

The Company held restricted stock of $1,848 as of December 31, 2025 and December 31, 2024. Restricted stock is included in other assets. As a member of the Federal Reserve and the FHLB, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. The Company purchases stock from or sells stock back to the correspondents based on their calculations. The stock is held by member institutions only and is not actively traded.

Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. In addition to dividends, NBB also benefits from its membership with FHLB through eligibility to borrow from the FHLB, using as collateral NBB’s capital stock investment in the FHLB and qualifying NBB real estate mortgage loans totaling $517,382 as of December 31, 2025. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and as of December 31, 2025, management did not determine any impairment.

Pledged Securities

As of December 31, 2025 and 2024, securities with a carrying value of $654,370 and $536,260, respectively, were pledged to secure municipal deposits and Federal Reserve discount window borrowing capacity.

Note 4: Related Party Transactions

In the ordinary course of business, the Company, through its banking subsidiary, grants loans to related parties, including executive officers and directors of NBI and its subsidiaries. Total funded credit extended to related parties amounted to $16,243 as of December 31, 2025 and $15,131 as of December 31, 2024. During 2025, total principal additions were $2,718 and principal payments were $1,606. During 2024, total principal additions totaled $832 and principal payments were $1,106.

The Company held $15,889 in deposits for related parties as of December 31, 2025 and $15,583 as of December 31, 2024.

The Company contracted with a director's firm to prepare architectural plans for its new office in Roanoke, Virginia. The arrangement is at arms-length and the Company paid the director's firm $60 in 2025 and $39 in 2024.

Upon his retirement on June 30, 2025, the Company entered into a one-year consulting agreement with Brad Denardo for transition and advisory services. The Company paid Mr. Denardo $30 in 2025 in relation to the consulting agreement.

Note 5: Allowance for Credit Losses on Loans and Nonperforming Assets

Please refer to Note 1: Summary of Significant Accounting Policies for information on evaluation of collectively evaluated loans and individually evaluated loans and associated reserves, and policies regarding nonaccruals, past due status and charge-offs.

A detailed analysis showing the allowance roll-forward by portfolio segment for the periods indicated follows:

	Activity in the ACLL for the Year Ended December 31, 2025
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non-Real Estate	Unallocated	Total
Balance, December 31, 2024	$348	$3,926	$4,299	$655	$336	$648	$50	$10,262
Charge-offs	-	(3)	-	(50)	-	(529)	-	(582)
Recoveries	-	-	133	33	-	109	-	275
Provision for (recovery of) credit losses	(13)	(119)	(648)	208	(30)	539	-	(63)
Balance, December 31, 2025	$335	$3,804	$3,784	$846	$306	$767	$50	$9,892

	Activity in the ACLL for the Year Ended December 31, 2024
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non-Real Estate	Unallocated	Total
Balance, December 31, 2023	$408	$3,162	$3,576	$682	$333	$583	$350	$9,094
Charge-offs	-	-	-	(166)	-	(353)	-	(519)
Recoveries	-	-	53	79	-	138	-	270
Provision for (recovery of) credit losses	(70)	667	615	56	3	271	(300)	1,242
Merger adjustment(1)	10	97	55	4	-	9	-	175
Balance, December 31, 2024	$348	$3,926	$4,299	$655	$336	$648	$50	$10,262

(1) Adjustment for PCD acquired loans.

A detailed analysis showing the allowance and loan portfolio by segment and evaluation method as of the dates indicated follows:

	ACLL by Segment and Evaluation Method
December 31, 2025	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non-Real Estate	Unallocated	Total
Individually evaluated	$–	$26	$80	$–	$–	$–	$–	$106
Collectively evaluated	335	3,778	3,704	846	306	767	50	9,786
Total	$335	$3,804	$3,784	$846	$306	$767	$50	$9,892

	Loans by Segment and Evaluation Method
December 31, 2025	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non-Real Estate	Total
Individually evaluated	$–	$465	$8,337	$–	$–	$–	$8,802
Collectively evaluated	40,694	328,188	459,446	52,018	63,677	47,101	991,124
Total	$40,694	$328,653	$467,783	$52,018	$63,677	$47,101	$999,926

	ACLL by Segment and Evaluation Method
December 31, 2024	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non-Real Estate	Unallocated	Total
Individually evaluated	$-	$31	$49	$-	$-	$-	$-	$80
Collectively evaluated	348	3,895	4,250	655	336	648	50	10,182
Total	$348	$3,926	$4,299	$655	$336	$648	$50	$10,262

	Loans by Segment and Evaluation Method
December 31, 2024	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non-Real Estate	Total
Individually evaluated	$-	$497	$10,024	$-	$-	$-	$10,521
Collectively evaluated	50,798	307,358	468,054	51,844	57,171	42,867	978,092
Total	$50,798	$307,855	$478,078	$51,844	$57,171	$42,867	$988,613

A summary of ratios for the allowance for credit losses, as of the dates indicated, follows:

	December 31,
	2025	2024
Ratio of ACLL to the end of period loans, net of deferred fees and costs	0.99%	1.04%
Ratio of net charge-offs to average loans, net of deferred fees and costs	0.03%	0.03%

The following table presents nonaccrual loans, by class, as of the dates indicated:

	December 31, 2025			December 31, 2024
	With No Allowance	With an Allowance	Total	With No Allowance	With an Allowance	Total
Commercial Real Estate
Commercial real estate owner-occupied	$-	$188	$188	$2,013	$209	$2,222
Total	$-	$188	$188	$2,013	$209	$2,222

The following tables present the aging of past due loans, by loan pool, as of the dates indicated.

December 31, 2025	Accruing Current Loans	Accruing Loans 30 – 89 Days Past Due	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans	Total Loans	Accruing and Nonaccrual 90 or More Days Past Due
Real Estate Construction
Construction, 1-4 family residential	$11,282	$-	$-	$-	$11,282	$-
Construction, other	29,101	311	-	-	29,412	-
Consumer Real Estate
Equity lines	27,494	-	50	-	27,544	50
Residential closed-end first liens	196,857	1,447	-	-	198,304	-
Residential closed-end junior liens	11,154	6	-	-	11,160	-
Investor-owned residential real estate	91,471	174	-	-	91,645	-
Commercial Real Estate
Multifamily residential real estate	148,644	189	-	-	148,833	-
Commercial real estate owner-occupied	130,856	-	429	188	131,473	617
Commercial real estate, other	186,939	538	-	-	187,477	-
Commercial Non-Real Estate
Commercial and industrial	51,435	248	335	-	52,018	335
Public Sector and IDA
States and political subdivisions	63,677	-	-	-	63,677	-
Consumer Non-Real Estate
Credit cards	4,727	7	2	-	4,736	2
Automobile	12,707	245	14	-	12,966	14
Other consumer loans	28,991	357	51	-	29,399	51
Total	$995,335	$3,522	$881	$188	$999,926	$1,069

December 31, 2024	Accruing Current Loans	Accruing Loans 30 – 89 Days Past Due	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans	Total Loans	Accruing and Nonaccrual 90 or More Days Past Due
Real Estate Construction
Construction, 1-4 family residential	$16,162	$-	$-	$-	$16,162	$-
Construction, other	34,636	-	-	-	34,636	-
Consumer Real Estate
Equity lines	22,551	67	-	-	22,618	-
Residential closed-end first liens	170,110	949	323	-	171,382	323
Residential closed-end junior liens	8,565	9	-	-	8,574	-
Investor-owned residential real estate	104,756	347	178	-	105,281	178
Commercial Real Estate
Multifamily residential real estate	143,444	186	-	-	143,630	-
Commercial real estate owner-occupied	138,284	147	-	2,222	140,653	209
Commercial real estate, other	193,249	546	-	-	193,795	-
Commercial Non-Real Estate
Commercial and industrial	51,547	253	44	-	51,844	44
Public Sector and IDA
States and political subdivisions	57,171	-	-	-	57,171	-
Consumer Non-Real Estate
Credit cards	4,696	2	-	-	4,698	-
Automobile	12,802	193	-	-	12,995	-
Other consumer loans	24,921	250	3	-	25,174	3
Total	$982,894	$2,949	$548	$2,222	$988,613	$757

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

As of December 31, 2025, two of the Company’s individually evaluated loans were considered collateral dependent, and both are secured by real estate. The following table provides details on collateral dependent loans as of the dates indicated:

	December 31, 2025		December 31, 2024
	Balance	Related Allowance	Balance	Related Allowance
Commercial Real Estate
Commercial real estate, owner occupied	$6,248	$-	$8,387	$-
Commercial real estate, other	673	-	872	-
Total Loans	$6,921	$-	$9,259	$-

Credit Quality

The Company categorizes loans by risk based on relevant information about the ability of borrowers to service their debt, including: collateral and financial information, historical payment experience, credit documentation and current economic trends, among other factors. At origination, each loan is assigned a risk grade. Ongoing analysis of the loan portfolio adjusts risk grades on an individual loan basis to reflect updated information. General descriptions of risk grades are as follows:

•
Pass: loans with acceptable credit quality.
•
Special mention: loans with potential weaknesses due to challenging economic or financial conditions.
•
Classified: loans with well-defined weaknesses that heighten the risk of default.

The following tables presents the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of the date indicated.

	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans Converted
December 31, 2025	Prior	2021	2022	2023	2024	2025	Revolving	to Term	Total
Construction, residential
Pass	$-	$-	$-	$265	$1,135	$5,780	$3,565	$537	$11,282
Construction, other
Pass	$3,702	$752	$1,107	$16,721	$1,045	$2,293	$3,742	$50	$29,412
Equity lines
Pass	$-	$-	$-	$-	$-	$-	$27,494	$-	$27,494
Classified	-	-	-	-	-	-	50	-	50
Total	$-	$-	$-	$-	$-	$-	$27,544	$-	$27,544
Residential closed-end first liens
Pass	$54,388	$32,152	$33,508	$27,107	$21,529	$25,624	$39	$3,673	$198,020
Special Mention	47	-	130	-	-	-	-	-	177
Classified	107	-	-	-	-	-	-	-	107
Total	$54,542	$32,152	$33,638	$27,107	$21,529	$25,624	$39	$3,673	$198,304
Residential closed-end junior liens
Pass	$1,208	$241	$1,757	$1,269	$3,106	$3,547	$32	$-	$11,160
Investor-owned residential real estate
Pass	$44,806	$15,403	$10,847	$2,956	$3,760	$11,172	$2,236	$-	$91,180
Classified	465	-	-	-	-	-	-	-	465
Total	$45,271	$15,403	$10,847	$2,956	$3,760	$11,172	$2,236	$-	$91,645
Multifamily residential real estate
Pass	$40,234	$38,409	$26,165	$4,126	$13,043	$26,180	$137	$-	$148,294
Classified	189	-	350	-	-	-	-	-	539
Total	$40,423	$38,409	$26,515	$4,126	$13,043	$26,180	$137	$-	$148,833
Commercial real estate, owner-occupied
Pass	$69,884	$6,700	$24,662	$9,084	$5,913	$4,810	$2,669	$-	$123,722
Special mention	6,248	-	-	-	-	-	-	-	6,248
Classified	1,014	102	-	-	125	-	262	-	1,503
Total	$77,146	$6,802	$24,662	$9,084	$6,038	$4,810	$2,931	$-	$131,473
Commercial real estate, other
Pass	$96,143	$34,432	$30,660	$14,173	$6,047	$3,039	$1,613	$-	$186,107
Classified	673	-	538	159	-	-	-	-	1,370
Total	$96,816	$34,432	$31,198	$14,332	$6,047	$3,039	$1,613	$-	$187,477
Commercial and industrial
Pass	$6,927	$9,845	$2,502	$3,318	$9,388	$7,662	$11,842	$170	$51,654
Special Mention	-	-	-	-	-	-	20	-	20
Classified	-	-	-	-	313	-	31	-	344
Total	$6,927	$9,845	$2,502	$3,318	$9,701	$7,662	$11,893	$170	$52,018
Public sector and IDA
Pass	$18,540	$23,207	$5,495	$6,390	$45	$-	$10,000	$-	$63,677
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$4,736	$-	$4,736
Automobile
Pass	$49	$212	$700	$2,257	$3,390	$6,343	$-	$-	$12,951
Classified	-	1	-	-	-	14	-	-	15
Total	$49	$213	$700	$2,257	$3,390	$6,357	$-	$-	$12,966
Other consumer
Pass	$371	$413	$933	$2,235	$6,033	$17,762	$1,589	$-	$29,336
Special Mention	-	-	-	-	5	-	-	-	5
Classified	-	-	3	47	4	2	2	-	58
Total	$371	$413	$936	$2,282	$6,042	$17,764	$1,591	$-	$29,399
Total Loans
Pass	$336,252	$161,766	$138,336	$89,901	$74,434	$114,212	$69,694	$4,430	$989,025
Special Mention	6,295	-	130	-	5	-	20	-	6,450
Classified	2,448	103	891	206	442	16	345	-	4,451
Total	$344,995	$161,869	$139,357	$90,107	$74,881	$114,228	$70,059	$4,430	$999,926

	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans Converted
December 31, 2024	Prior	2020	2021	2022	2023	2024	Revolving	to Term	Total
Construction, residential
Pass	$-	$-	$-	$337	$2,312	$3,328	$10,185	$-	$16,162
Construction, other
Pass	$2,938	$1,138	$805	$10,795	$8,669	$6,194	$4,097	$-	$34,636
Equity lines
Pass	$363	$249	$387	$470	$816	$402	$19,894	$12	$22,593
Classified	-	-	-	-	-	-	25	-	25
Total	$363	$249	$387	$470	$816	$402	$19,919	$12	$22,618
Residential closed-end first liens
Pass	$42,211	$18,111	$33,630	$35,557	$21,593	$18,991	$-	$303	$170,396
Special mention	367	-	-	-	-	-	-	-	367
Classified	441	-	-	178	-	-	-	-	619
Total	$43,019	$18,111	$33,630	$35,735	$21,593	$18,991	$-	$303	$171,382
Residential closed-end junior liens
Pass	$1,596	$-	$277	$2,048	$1,597	$3,004	$31	$21	$8,574
Investor-owned residential real estate
Pass	$28,919	$22,946	$19,280	$16,242	$8,175	$3,266	$1,907	$3,668	$104,403
Special mention	-	-	-	138	-	-	-	-	138
Classified	740	-	-	-	-	-	-	-	740
Total	$29,659	$22,946	$19,280	$16,380	$8,175	$3,266	$1,907	$3,668	$105,281
Multifamily residential real estate
Pass	$39,665	$2,055	$39,879	$40,198	$8,470	$13,205	$158	$-	$143,630
Commercial real estate, owner-occupied
Pass	$52,916	$24,539	$7,432	$28,753	$10,351	$3,810	$3,422	$83	$131,306
Special mention	6,375	-	-	-	-	-	-	-	6,375
Classified	2,222	738	-	-	-	-	12	-	2,972
Total	$61,513	$25,277	$7,432	$28,753	$10,351	$3,810	$3,434	$83	$140,653
Commercial real estate, other
Pass	$90,358	$17,919	$36,777	$23,775	$16,990	$5,583	$1,703	$-	$193,105
Classified	690	-	-	-	-	-	-	-	690
Total	$91,048	$17,919	$36,777	$23,775	$16,990	$5,583	$1,703	$-	$193,795
Commercial and industrial
Pass	$6,437	$2,070	$11,849	$5,528	$5,903	$8,407	$11,644	$-	$51,838
Classified	-	-	-	6	-	-	-	-	6
Total	$6,437	$2,070	$11,849	$5,534	$5,903	$8,407	$11,644	$-	$51,844
Public sector and IDA
Pass	$19,309	$218	$25,232	$5,922	$6,490	$-	$-	$-	$57,171
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$4,698	$-	$4,698
Automobile
Pass	$36	$243	$727	$1,640	$4,474	$5,832	$-	$-	$12,952
Special mention	-	-	-	-	4	-	-	-	4
Classified	-	-	-	-	28	11	-	-	39
Total	$36	$243	$727	$1,640	$4,506	$5,843	$-	$-	$12,995
Other Consumer
Pass	$184	$401	$874	$2,274	$4,804	$15,846	$760	$-	$25,143
Special mention	-	-	1	-	-	9	-	-	10
Classified	-	-	-	2	14	5	-	-	21
Total	$184	$401	$875	$2,276	$4,818	$15,860	$760	$-	$25,174
Total Loans
Pass	$284,932	$89,889	$177,149	$173,539	$100,644	$87,868	$58,499	$4,087	$976,607
Special mention	6,742	-	1	138	4	9	-	-	6,894
Classified	4,093	738	-	186	42	16	37	-	5,112
Total	$295,767	$90,627	$177,150	$173,863	$100,690	$87,893	$58,536	$4,087	$988,613

The following tables presents gross charge offs during the year indicated, by year of origination and loan class.

	Gross Charge Offs by Origination Year for the Year Ended December 31, 2025							Revolving Loans Converted
	Prior	2021	2022	2023	2024	2025	Revolving	to Term	Total
Residential closed-end first liens	$3	$-	$-	$-	$-	$-	$-	$-	$3
Commercial and industrial	-	-	-	50	-	-	-	-	50
Credit cards	-	-	-	-	-	-	54	-	54
Automobile	-	4	22	59	23	-	-	-	108
Other consumer	-	1	36	40	78	212	-	-	367
Total Gross Charge-Offs	$3	$5	$58	$149	$101	$212	$54	$-	$582

	Gross Charge Offs by Origination Year for the Year Ended December 31, 2024							Revolving Loans Converted
	Prior	2020	2021	2022	2023	2024	Revolving	to Term	Total
Commercial and industrial	$125	$-	$-	$-	$-	$22	$19	$-	$166
Credit cards	-	-	-	-	-	-	53	-	53
Automobile	-	-	6	14	16	11	-	-	47
Other Consumer	-	4	15	19	94	121	-	-	253
Total YTD gross charge-offs	$125	$4	$21	$33	$110	$154	$72	$-	$519

Loan Modifications to Borrowers Experiencing Financial Difficulty

The Company modifies loans for a variety of reasons. At the date of modification, the Company assesses whether the borrower is experiencing financial difficulty. If the borrower is experiencing financial difficulty, the loan’s risk rating is evaluated and adjusted to special mention or classified, as determined appropriate. If the loan exceeds $400, if it is placed in nonaccrual, or if foreclosure is probable, the loan is individually evaluated for the ACLL. The Company did not modify any loans to borrowers experiencing financial difficulty during the year ended December 31, 2025.

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

The Company closely monitors the performance of modified loans to borrowers experiencing financial difficulty. As of December 31, 2025, the loan was in current status, risk graded special mention and individually evaluated using the fair value of collateral method, resulting in no specific reserve.

The Company analyzed its modified loan portfolio for loans that defaulted during the 12 month period ended December 31, 2025, and that were modified within 12 months prior. The Company designates three circumstances that indicate default: one or more payments that occur more than 90 days past the due date, charge-off, or foreclosure after the date of modification. There were no loans to borrowers experiencing financial difficulty that defaulted during the year ended December 31, 2025 or December 31, 2024 and were modified in the twelve months prior.

ACL on Unfunded Commitments

The following table presents information on the ACL for unfunded commitments for the years ended December 31, 2025 and December 31, 2024:

Allowance for Credit Losses on Unfunded Commitments
Balance, December 31, 2024	$251
Provision of credit losses	47
Balance, December 31, 2025	$298

Balance, December 31, 2023	$259
Recovery of credit losses	(15)
FCB acquisition	7
Balance, December 31, 2024	$251

Note 6: Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment as of the dates indicated, follows:

	December 31,
	2025	2024
Premises	$22,992	$21,330
Furniture and equipment	7,802	6,738
Premises and equipment	30,794	28,068
Accumulated depreciation	(12,315)	(11,242)
Premises and equipment, net	$18,479	$16,826

Depreciation expense for the years ended December 31, 2025 and 2024 amounted to $1,096 and $900, respectively.

Premises includes construction in process. As of December 31, 2024, construction in process included $4,387 for a new branch building in Roanoke, Virginia. The building was completed and placed in service during the first quarter of 2025.

Note 7: Deposits

The aggregate amounts of time deposits in denominations of $250 or more as of December 31, 2025 and 2024 were $78,980 and $87,639, respectively. As of December 31, 2025, the scheduled maturities of time deposits are as follows:

Year of Maturity	Time Deposits
2026	$287,409
2027	6,918
2028	4,174
2029	5,935
2030	11,891
Thereafter	1,183
Total time deposits	$317,510

As of December 31, 2025 and 2024, overdraft demand deposits reclassified to loans totaled $303 and $383, respectively. As of December 31, 2025, the Company's largest deposit relationship was 5.05% of total deposits. No other deposit relationships exceeded 5% of total deposits.

Note 8: Employee Benefit Plans

401(k) Plan

The Company has a Retirement Accumulation Plan qualifying under Internal Revenue Code Section 401(k), in which NBB and NBFS are participating employers. Eligible participants may contribute up to 100% of their total annual compensation to the plan, subject to certain limits based on federal tax laws. Employee contributions are matched by the employer based on a percentage of an employee’s total annual compensation contributed to the plan. For the years ended December 31, 2025 and 2024, the Company contributed $536 and $476, respectively, included in salaries and employee benefits expense in the Consolidated Statements of Income.

Employee Stock Ownership Plan

The Company has a non-leveraged Employee Stock Ownership Plan (“ESOP”) which enables employees of NBI and its subsidiaries who have one year of service and who have attained the age of 21 prior to the plan’s January 1 and July 1 enrollment dates to own NBI common stock. Contributions to the ESOP, which are not mandatory, are determined annually by the NBI Board of Directors. Contribution expense amounted to $350 for the year ended December 31, 2025 and $300 for the year ended December 31, 2024. Dividends on ESOP shares are charged to retained earnings. As of December 31, 2025, the number of shares held by the ESOP was 188,921. All shares held by the ESOP are treated as outstanding in computing the Company’s basic net income per share. Upon reaching age 55 with 10 years of plan participation, a vested participant has the right to diversify 50% of his or her allocated ESOP shares, and NBI or the ESOP, with the agreement of the trustee, is obligated to purchase those shares.

Salary Continuation Plan

The Company has a non-qualified Salary Continuation Plan for certain key officers. The plan provides the participating officers with supplemental retirement income, payable for the greater of 15 years after retirement or the officer’s lifetime. The associated liability, included in other liabilities in the Consolidated Balance Sheets, was $3,480 as of December 31, 2025 and $3,445 as of December 31, 2024. The expense accrued for the plans in 2025 and 2024, based on the present value of the retirement benefits, amounted to $320 and $358, respectively, included in salaries and employee benefits expense on the Consolidated Statements of Income. The plan is unfunded. However bank-owned life insurance has been acquired on the life of the key employees in amounts sufficient to discharge the obligations of the agreement.

Defined Benefit Plan

The Company's defined benefit pension plan covers substantially all employees. The plan benefit formula is based upon the length of service of retired employees and a percentage of qualified W-2 compensation during the highest-earning five years of their final ten years of employment. Information pertaining to activity in the plan during the years indicated, is as follows:

	December 31,
	2025	2024
Change in benefit obligation
Projected benefit obligation at beginning of year	$26,060	$25,750
Service cost (1)	991	1,042
Interest cost (2)	1,294	1,206
Actuarial loss (gain)(3)	808	(842)
Benefits paid	(3,673)	(1,096)
Settlement gain	(33)	-
Projected benefit obligation at end of year	$25,447	$26,060
Change in plan assets
Fair value of plan assets at beginning of year	$39,208	$32,509
Actual return on plan assets	4,828	4,795
Employer contribution	-	3,000
Benefits paid	(3,673)	(1,096)
Fair value of plan assets at end of year	$40,363	$39,208
Funded status at the end of the year	$14,916	$13,148
Amounts recognized in the Consolidated Balance Sheet
Deferred tax liabilities	$(3,132)	$(2,761)
Other assets	14,916	13,148
Total amounts recognized in the Consolidated Balance Sheet	$11,784	$10,387
Amounts recognized in accumulated other comprehensive loss, net
Net gain	$1,633	$415
Deferred tax liability	(343)	(87)
Amount recognized	$1,290	$328
Accrued/Prepaid benefit cost, net
Benefit obligation	$(25,447)	$(26,060)
Fair value of assets	40,363	39,208
Unrecognized net actuarial gain	(1,633)	(415)
Deferred tax liability	(2,789)	(2,674)
Prepaid pension cost included in other assets	$10,494	$10,059
	For the Year Ended December 31,
Components of net periodic pension benefit	2025	2024
Service cost(1)	$991	$1,042
Interest cost(2)	1,294	1,206
Expected return on plan assets(2)	(2,768)	(2,431)
Recognized net actuarial gain due to settlement(2)	(68)	-
Recognized net actuarial loss(2)	-	134
Net periodic benefit	$(551)	$(49)
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net gain	$(1,217)	$(3,339)
Deferred income tax expense	255	701
Total recognized	$(962)	$(2,638)
Total recognized in net periodic benefit and other comprehensive income	$(1,768)	$(3,388)
Weighted average assumptions at end of the year
Discount rate used for net periodic pension cost	5.50%	4.75%
Discount rate used for disclosure	5.25%	5.50%
Expected return on plan assets	7.50%	7.50%
Rate of compensation increase	4.00%	4.00%

(1)
Cost is included in salaries and employee benefits expense on the Consolidated Statements of Income.

(2)
Cost is included in other operating expense on the Consolidated Statements of Income.
(3)
Please see table below for detail on the components of actuarial gain.

The following table presents the components of actuarial gain:

	For the Year Ended December 31,
Components of actuarial gain	2025	2024
(Gain) loss due to demographic changes	$(123)	$727
Loss (gain) due to change in discount rate	931	(2,691)
Loss due to change in rate of compensation increase	-	1,122
Actuarial loss (gain)	808	(842)
Gain due to asset return	(2,060)	(2,364)
Actuarial gain with asset return	$(1,252)	$(3,206)

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

The preferred target allocation for the assets of the defined benefit pension plan is 65% in equity securities and 35% in fixed income securities. Equity securities include investments in large-cap and mid-cap companies primarily located in the United States, although a small number of international large-cap companies are included. There are also investments in mutual funds holding the equities of large-cap and mid-cap U.S. companies. Fixed income securities include U.S. government agency securities and corporate bonds from companies representing diversified industries. There are no investments in hedge funds, private equity funds or real estate. The Company’s required minimum pension contribution for 2026 has not yet been determined. Fair value measurements of the pension plan’s assets as of the dates indicated are presented below:

	Fair Value Measurements as of December 31, 2025
Asset Category	Total	Level 1	Level 2	Level 3
Cash	$1,828	$1,828	$-	$-
Equity securities:
U. S. companies	22,282	22,282	-	-
International companies	360	360	-	-
Equities mutual funds (1)	4,990	4,990	-	-
State and political subdivisions	50	-	50	-
Corporate bonds – investment grade (2)	10,853	-	10,853	-
Total pension plan assets	$40,363	$29,460	$10,903	$-

	Fair Value Measurements as of December 31, 2024
Asset Category	Total	Level 1	Level 2	Level 3
Cash	$1,228	$1,228	$-	$-
Equity securities:
U. S. companies	21,373	21,373	-	-
International companies	200	200	-	-
Equities mutual funds (1)	6,532	6,532	-	-
State and political subdivisions	50	-	50	-
Corporate bonds – investment grade (2)	9,825	-	9,825	-
Total pension plan assets	$39,208	$29,333	$9,875	$-

(1)
This category comprises actively managed equity funds invested in large-cap and mid-cap U.S. companies.
(2)
This category represents investment grade bonds of U.S. issuers from diverse industries.

Estimated future benefit payments, which reflect expected future service, as appropriate, as of December 31, 2025 are as follows:

Year	Estimated Benefit Payment
2026	$2,549
2027	1,810
2028	1,849
2029	3,080
2030	1,065
2031 - 2035	12,081

Note 9: Income Taxes

The Company files United States federal income tax returns, and Virginia, West Virginia and North Carolina state income tax returns. All of the Company's pre-tax earnings were derived from domestic sources. The Company has not and does not expect to file income tax returns with foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2022. Allocation of income tax expense between current and deferred portions for the period indicated is as follows:

	Year Ended December 31,
	2025	2024
Current federal tax expense	$2,636	$2,383
Deferred federal tax expense (benefit)	704	(884)
Total federal income tax expense	$3,340	$1,499

The following reconciles the “expected” income tax expense, computed by applying the U.S. federal income tax rate of 21% to income before tax expense, with the reported income tax expense as of the period indicated:

	Year Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
Computed “expected” income tax expense	$4,025	21.00%	$1,916	21.00%
Nondeductible or nontaxable items
Tax-exempt interest income	(790)	(4.12)%	(766)	(8.40)%
Nondeductible interest expense	244	1.27%	291	3.19%
BOLI income	(251)	(1.31)%	(234)	(2.57)%
Amortization of municipal bond premiums	98	0.51%	99	1.09%
Nondeductible merger related expenses	-	-	190	2.08%
Other, net (1)	14	0.07%	3	0.03%
Reported income tax expense	$3,340	17.43%	$1,499	16.43%

(1)
Other differences stem primarily from dividends paid to the Company's employee stock ownership program.

The components of net deferred tax assets, included in other assets as of the dates indicated, are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Allowance for credit losses and deferred fees and costs	$2,334	$2,407
Deferred compensation and other liabilities	1,074	1,171
Net unrealized loss on securities available for sale	10,889	16,506
Accrued expense	-	2
Lease accounting	391	275
Unvested stock-based compensation	13	5
Fair value adjustments to acquired assets	1,165	1,562
Net operating loss of FCB, acquired	115	130
Total deferred tax assets	$15,981	$22,058

Deferred tax liabilities:
Defined benefit pension plan	$(343)	(87)
Premises and equipment	(851)	(857)
Goodwill	(1,228)	(1,228)
Core deposit intangibles	(313)	(391)
Defined benefit pension plan, prepaid portion	(2,790)	(2,674)
Lease accounting	(384)	(269)
Discount accretion of securities	(159)	(175)
Total deferred tax liabilities	(6,068)	(5,681)
Net deferred tax assets	$9,913	$16,377

The Company determined that no valuation allowance for gross deferred tax assets was necessary as of December 31, 2025 and 2024.

The amount of cash income taxes paid by the Company during the years ended December 31, 2025 and 2024 was $2,209 and $715, respectively. All payments were for U.S. federal income taxes.

Note 10: Restrictions on Dividends

The Company’s principal source of funds for dividend payments is dividends received from its subsidiary bank. For the years ended December 31, 2025 and 2024, dividends received from the subsidiary bank were $14,000 and $20,000, respectively.

Substantially all of NBI’s retained earnings are undistributed earnings of its sole banking subsidiary, which are restricted by various regulations administered by federal bank regulatory agencies. Bank regulatory agencies restrict, unless prior approval is obtained, the total dividend payments of a bank in any calendar year to the bank’s retained net income of that year to date, as defined, combined with its retained net income of the preceding two years, less any dividends paid. During 2024, the Bank applied to its primary regulator and was approved to dividend to NBI an amount in excess of the regulatory maximum. The excess dividend provided cash for regular shareholder dividends and operating expenses of NBI. As of December 31, 2025, in order for NBB to dividend more than its current year net income, regulatory approval would be required.

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

The Bank is subject to the Basel III Capital Rules as applied by the OCC. The Basel III Capital Rules require the Bank to comply with minimum capital ratios plus a “capital conservation buffer” designed to absorb losses during periods of economic stress. The rules set forth minimum amounts and ratios for CET1 capital, Tier 1 capital and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted quarterly average assets (as defined).

NBB’s CET1 capital includes common stock and related surplus and retained earnings. The Basel III Capital Rules provide an option to exclude components of accumulated other comprehensive loss from CET1 capital. NBB elected to exclude components of accumulated other comprehensive loss from CET1 capital.

Tier 1 Capital includes CET1 capital and additional Tier 1 capital components. As of December 31, 2025 and 2024, NBB did not hold any additional Tier 1 capital beyond CET1 capital. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital includes the allowance for credit losses. NBB’s risk-weighted assets were $1,188,194 as of December 31, 2025 and $1,232,207 as of December 31, 2024. Management believes, as of December 31, 2025 and 2024, that NBB met all capital adequacy requirements to which it was subject.

As of December 31, 2025, the most recent notifications from the OCC categorized NBB as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, CET1 risk-based and Tier 1 leverage ratios, as set forth in the following tables. There are no conditions or events since these notifications that management believes have changed NBB’s category.

NBB’s capital amounts and ratios as of the dates indicated are presented in the following tables.

December 31, 2025	Actual		Minimum Capital Requirement(1)		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$202,185	17.02%	$124,760	10.50%	$118,819	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$191,996	16.16%	$100,996	8.50%	$95,056	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$191,996	16.16%	$83,174	7.00%	$77,233	6.50%
Tier 1 Capital (to Average Assets)	$191,996	10.42%	$73,727	4.00%	$92,158	5.00%

December 31, 2024	Actual		Minimum Capital Requirement(1)		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$198,841	16.14%	$129,382	10.50%	$123,221	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$188,329	15.28%	$104,738	8.50%	$98,577	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$188,329	15.28%	$86,254	7.00%	$80,093	6.50%
Tier 1 Capital (to Average Assets)	$188,329	10.25%	$73,493	4.00%	$91,866	5.00%

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

Note 12: Condensed Financial Statements of Parent Company

Financial information pertaining only to NBI (Parent) as of the dates and for the years indicated, is as follows:

Condensed Balance Sheets	December 31,
	2025	2024
Assets
Cash due from subsidiaries	$18,662	$15,993
Investments in subsidiaries	166,063	140,234
Refundable income taxes	657	473
Other assets	146	760
Total assets	$185,528	$157,460

Liabilities and Stockholders’ Equity
Other liabilities	$620	$1,051
Stockholders’ equity	184,908	156,409
Total liabilities and stockholders’ equity	$185,528	$157,460

Condensed Statements of Income	Year Ended December 31,
	2025	2024
Income
Dividends from subsidiaries	$14,000	$20,000
Other income	98	–
Total income	14,098	20,000
Expenses
Other expenses	1,925	4,461
Income before income tax benefit and equity (deficit) in undistributed net income of subsidiaries	12,173	15,539
Applicable income tax benefit	442	804
Income before equity (deficit) in undistributed net income of subsidiaries	12,615	16,343
Equity (deficit) in undistributed net income of subsidiaries	3,211	(8,720)
Net income	$15,826	$7,623

Condensed Statements of Cash Flows	Year Ended December 31,
	2025	2024
Cash Flows from Operating Activities
Net income	$15,826	$7,623
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity) deficit in undistributed net income of subsidiaries	(3,211)	8,720
Net change in refundable income taxes due from subsidiaries	(184)	(473)
Net change in other assets	280	250
Net change in other liabilities	(431)	177
Net cash provided by operating activities	12,280	16,297
Cash Flows from Investing Activities
Cash paid in acquisition	–	(2,050)
Net cash used in investing activities	–	(2,050)
Cash Flows from Financing Activities
Cash dividends paid	(9,611)	(9,264)
Net cash used in financing activities	(9,611)	(9,264)
Net change in cash	2,669	4,983
Cash due from subsidiaries at beginning of year	15,993	11,010
Cash due from subsidiaries at end of year	$18,662	$15,993

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

The following table presents the unfunded balance of financial instruments that pose credit risk as of the dates indicated:

	December 31,
	2025	2024
Commitments to extend credit	$230,755	$248,661
Standby letters of credit	20,016	21,081
Mortgage loans sold with potential recourse	14,246	10,303

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

The Company originates mortgage loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2025, the Company originated $13,627 and sold $14,472 mortgage loans to investors, compared with $10,516 originated and $10,471 sold in 2024. Every contract with each investor contains certain recourse language. In general, the Company may be required to repurchase a previously sold mortgage loan if there is major noncompliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. Repurchase may also be required if necessary governmental loan guarantees are canceled or never issued, or if an investor is forced to buy back a loan after it has been resold as a part of a loan pool. In addition, the Company may have an obligation to repurchase a loan if the mortgagor defaults early in the loan term. This potential default period is approximately 12 months after sale of a loan to the investor.

As of December 31, 2025, the Company did not have any locked-rate commitments to originate mortgage loans or any loans held for sale. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any counterparty to fail to meet its obligations.

The Company maintains cash accounts in other commercial banks. The Company had $10 in deposits with correspondent institutions as of December 31, 2025 that were not insured by the FDIC.

Note 14: Concentrations of Credit Risk

The Company does a general banking business, serving the commercial and personal banking needs of its customers. NBB’s primary service area is defined as the Virginia counties of Albemarle, Augusta, Bedford, Bland, Botetourt, Buchanan, Carroll, Craig, Floyd, Franklin, Giles, Grayson, Montgomery, Pulaski, Roanoke, Rockbridge, Rockingham, Russell, Tazewell, Smyth, Washington, Wythe, and the cities of Bristol, Buena Vista, Charlottesville, Galax, Harrisonburg, Lexington, Lynchburg, Radford, Roanoke, Salem, Staunton, and Waynesboro. The service area also includes the West Virginia counties of Mercer, Monroe and McDowell and the Tennessee city of Bristol and counties of Sullivan and Washington, as well as the counties of Surry and Allegheny in North Carolina. Substantially all of NBB’s loans are made in its primary service area. Additionally, the Company occasionally participates in loans in nearby higher growth metropolitan areas. Real estate mortgage loans secured by property outside NBB’s primary service area are not considered an out of market exception when the customer is located within the primary service area. All other loans that are out of the primary service area and do not also have collateral within the primary service area require policy exception approval. The ultimate collectability of NBB’s loan portfolio and the ability to realize the value of any underlying collateral, if needed, is influenced by the economic conditions of the market area. The Company’s operating results are therefore closely correlated with the economic trends within this area.

Loans secured by residential real estate were $328,653, or approximately 33% of the portfolio, and $307,855, or 31% of the portfolio as of December 31, 2025 and 2024, respectively. Commercial real estate as of December 31, 2025 and 2024 represented approximately

47% and 48%, respectively, of the loan portfolio, at $467,783 and $478,078, respectively. Included in commercial real estate are loans for college housing and professional office buildings that comprised $168,609 and $191,026 as of December 31, 2025 and 2024, respectively, corresponding to approximately 17% of the loan portfolio as of December 31, 2025 and 19% of the loan portfolio as of December 31, 2024. Professional office buildings house a variety of businesses, including medical, dental, engineering, attorneys, and higher education. Many of the properties are mixed-use and include residential and retail space along with professional businesses.

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

		Fair Value Measurement Using
December 31, 2025	Balance	Level 1	Level 2	Level 3
U.S. government agencies and corporations	$288,055	$-	$288,055	$-
States and political subdivisions	153,717	-	153,717	-
Mortgage-backed securities	207,641	-	207,641	-
Corporate debt securities	4,964	-	4,964	-
Total securities available for sale	$654,377	$-	$654,377	$-

		Fair Value Measurement Using
December 31, 2024	Balance	Level 1	Level 2	Level 3
U.S. government agencies and corporations	$311,124	$-	$311,124	$-
States and political subdivisions	145,734	-	145,734	-
Mortgage-backed securities	138,298	-	138,298	-
Corporate debt securities	5,743	-	5,743	-
U.S. treasury	999	-	999	-
Total securities available for sale	$601,898	$-	$601,898	$-

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. The Company did not hold any loans for sale as of December 31, 2025. As of December 31, 2024, these loans consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale as of December 31, 2024.

Collateral Dependent Loans

Collateral dependent loans are measured on a non-recurring basis for the ACLL. If the fair value of the collateral is lower than the loan’s amortized cost basis, the shortfall is recognized in the ACLL. When repayment is expected from the operation of the collateral, fair value is estimated as the present value of expected cash flows. When repayment is expected from the sale of the collateral, fair value is estimated using measurement techniques discussed below and discounted by the estimated cost to sell. The ACLL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.

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

As of December 31, 2025, two commercial real estate loans totaling $6,921 were measured under the fair value of collateral method using third party appraisals (Level 2). None of the measurements resulted in a specific allocation. As of December 31, 2024, the Company evaluated three collateral dependent loans. None of the loans had a specific allocation.

Restricted Stock

The carrying value of restricted Federal Reserve Bank of Richmond and FHLB stock approximates fair value based upon the redemption provisions of each entity.

Fair Value Summary

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2025 and December 31, 2024. Fair values are estimated using the exit price notion.

		Estimated Fair Value
December 31, 2025	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$8,419	$8,419	$-	$-
Interest-bearing deposits	50,831	50,831	-	-
Securities available for sale	654,377	-	654,377	-
Restricted stock, at cost	1,848	-	1,848	-
Loans, net	989,418	-	-	955,899
Accrued interest receivable	6,538	-	6,538	-
Bank-owned life insurance	48,568	-	48,568	-
Financial liabilities:
Deposits	$1,626,933	$-	$1,309,423	$317,625
Accrued interest payable	1,581	-	1,581	-

		Estimated Fair Value
December 31, 2024	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$13,564	$13,564	$-	$-
Interest-bearing deposits	94,254	94,254	-	-
Federal funds sold	299	299	-	-
Securities available for sale	601,898	-	601,898	-
Restricted stock, at cost	1,848	-	1,848	-
Mortgage loans held for sale	619	-	619	-
Loans, net	977,688	-	-	927,581
Accrued interest receivable	6,469	-	6,469	-
Bank-owned life insurance	47,369	-	47,369	-
Financial liabilities:
Deposits	$1,644,752	$-	$1,332,138	$312,811
Accrued interest payable	1,462	-	1,462	-

Note 16: Components of Accumulated Other Comprehensive Loss

The following table summarizes the activity related to each component of accumulated other comprehensive loss for the years ended December 31, 2025 and 2024:

	Net Unrealized Loss on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$(62,556)	$(2,310)	$(64,866)
Unrealized holding gain on available for sale securities, net of tax of $124	463	-	463
Net pension gain, net of tax of $701	-	2,638	2,638
Balance at December 31, 2024	$(62,093)	$328	$(61,765)

Balance at December 31, 2024	$(62,093)	$328	$(61,765)
Unrealized holding gain on available for sale securities, net of tax of $5,617	21,129	-	21,129
Net pension gain, net of tax of $255	-	962	962
Balance at December 31, 2025	$(40,964)	$1,290	$(39,674)

Note 17: Goodwill and Other Intangibles

The following table presents information on goodwill and core deposit intangible assets during the year ended December 31, 2025.

	Beginning Balance	Additions	Measurement Period Adjustment	Accumulated Amortization	Ending Balance
Goodwill	$10,718	$-	$-	$-	$10,718
Core deposit intangible	$1,863	$-	$-	$(373)	$1,490

The Company conducts an impairment review of goodwill and core deposit intangibles at least annually and more frequently if certain impairment indicators are evident. Testing for 2025 and 2024 did not indicate impairment.

Core deposit intangible amortization expense for the years ended December 31, 2025 and 2024 was $373 and $237, respectively. Estimated future amortization of the core deposit intangible is as follows:

Amortization Expense
2026	$331
2027	290
2028	248
2029	207
2030	165
Thereafter	249
Total amortizing core deposit intangible	$1,490

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

Other Service Charges and Fees

Other service charges include safe deposit box rental fees, check ordering charges, ATM fees to holders of cards issued by other banks and other service charges. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Check ordering charges, ATM fees to holders of cards issued by other banks and other service charges are transaction based, and therefore the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
Noninterest Income	2025	2024
In-scope of Topic 606:
Service charges on deposit accounts	$2,804	$2,728
Other service charges and fees	310	371
Credit and debit card fees, net	1,679	1,448
Trust income	2,472	2,177
Insurance and Investment (1)	911	722
Noninterest Income (in-scope of Topic 606)	$8,176	$7,446
Noninterest Income (out-of-scope of Topic 606)	1,826	1,600
Total noninterest income	$10,002	$9,046

(1)
Included within other income in the Consolidated Statements of Income.

Note 19: Leases

The Company categorizes leases as short-term, operating or finance leases. Leases with terms of 12 months or less are designated as short-term and are not capitalized. Operating and finance leases are capitalized as right-of-use assets and lease liabilities. Right-of-use assets, included in other assets, represent the Company’s right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and if applicable, prepaid rent, initial direct costs and any incentives received from the lessor. Lease liabilities, included in other liabilities, represent the Company’s obligation to make lease payments and are reported at the net present value of the remaining contractual cash flows. Cash flows are discounted at the Company’s incremental borrowing rate in effect at the commencement date of the lease. The Company does not separate non-lease components from lease components within a single contract. Counterparties for the Company’s lease contracts are external to the Company and not related parties.

In 2025, the Company entered into one new lease and renewed two leases, adding $937 to the right of use asset and lease liability. The Company’s acquisition of FCB in 2024 added two long-term branch leases, which were remeasured using the Company’s incremental borrowing rate and remaining lease terms on the acquisition date, adding $548 to the right of use asset and the lease liability.

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

	December 31,	December 31,
	2025	2024
Lease liability	$2,038	$1,523
Right-of-use asset	$1,839	$1,305
Weighted average remaining lease term (in years)	4.26	4.76
Weighted average discount rate	3.90%	3.87%

	For the Year Ended December 31,
Lease Expense	2025	2024
Operating lease expense	$451	$423
Short-term lease expense	-	21
Total lease expense	$451	$444
Cash paid for amounts included in lease liabilities	$470	$442
Right-of-use assets obtained in exchange for operating lease liabilities commencing during the period	$937	$548

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability as of the dates indicated:

Undiscounted Cash Flow for the Period	As of December 31, 2025
Twelve months ending December 31, 2026	$556
Twelve months ending December 31, 2027	518
Twelve months ending December 31, 2028	510
Twelve months ending December 31, 2029	320
Twelve months ending December 31, 2030	226
Thereafter	70
Total undiscounted cash flows	$2,200
Less: discount	(162)
Lease liability	$2,038

Note 20: Stock Based Compensation

The Company’s 2023 Stock Incentive Plan (the "Plan”) provides for the grant of various forms of stock-based compensation awards that may be settled in, or based upon the value of, the Company’s common stock. The maximum number of shares available for issuance under the Plan is 120,000 shares. The restricted stock has voting rights and rights to dividends, which are paid upon the vest date. For further information on the Plan, refer to the Company’s Proxy Statement filed with the SEC on March 10, 2023 and the Company’s S-8 filed with the SEC on June 7, 2023.

Restricted Stock Awards and Units

Under the Plan, restricted stock awards ("RSAs") with a one-year vesting period were granted to non-employee directors as part of the 2024 and 2025 semi-annual retainer. In February 2025, the Company awarded 4,545 shares of restricted stock units ("RSUs") with a three year vesting period to employees designated in the incentive compensation plan. The RSAs and RSUs were valued at the closing stock price on the grant date. A summary of changes in the Company’s nonvested RSAs and RSUs under the Plan for the year ended December 31, 2025 follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2025	4,961	$30.98
RSAs granted	5,039	29.11
RSUs granted	4,545	28.57
Vested and released	(4,961)	30.98
Nonvested at December 31, 2025	9,584	$28.85

Expense for the awards is recorded over the respective vesting periods. Stock based compensation expense was $193 for the year ended December 31, 2025 and $128 for the year ended December 31, 2024. As of December 31, 2025, expense of $143 related to the non-vested RSAs and RSUs is expected to be recognized over the coming 12 months.

Note 21: Earnings Per Share

The factors used in the earnings per share computation for the periods indicated are presented below:

	For the Year Ended December 31,
	2025			2024
	Net Income (Numerator)	Common Shares Weighted Average Outstanding (Denominator)	Per Share	Net Income (Numerator)	Common Shares Weighted Average Outstanding (Denominator)	Per Share
Basic net income per common share	$15,826	6,359,960	$2.49	$7,623	6,161,428	$1.24
Dilutive shares(1)		2,545			2,182
Diluted net income per common share	$15,826	6,362,505	$2.49	$7,623	6,163,610	$1.24

(1)
RSA grants are disregarded in the computation of diluted earnings per share if they are determined to be anti-dilutive. There were no anti-dilutive RSAs for the years ended December 31, 2025 or December 31, 2024.

Note 22: Business Combination

On June 1, 2024, the Company acquired 100% of FCB, a Virginia chartered commercial bank, in accordance with the definitive merger agreement that was entered into on January 23, 2024, by and among the Company, NBB and FCB. The acquisition enabled the Company to expand its branch footprint and improve market penetration in attractive banking markets, increase earnings and realize cost synergies. Immediately following the acquisition, FCB was merged with and into NBB. Upon completion of the merger, former FCB shareholders received a combination of the Company's common stock and cash.

The acquisition of FCB was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations, and accordingly, assets acquired, liabilities assumed, and consideration paid were recorded at fair value on the acquisition date. The fair values of assets and liabilities were preliminary and subject to refinement for up to one year after acquisition date as additional information relative to the acquisition date fair values became available. The excess of the purchase price over the fair value of the net assets was recorded as provisional goodwill and represents the benefit from the transaction that is not otherwise quantifiable, including expected management and operational synergies and intangible assets that do not qualify for separate recognition.

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

Loans

The fair valuation process identified loans with credit risk indicators that qualified for PCD status. PCD and non-PCD loans were then evaluated for credit risk and other fair value indicators. Credit risk was quantified using a PD/LGD methodology from a market participant perspective and applied to each loan’s outstanding principal balance. PD/LGD rates were tailored to PCD or non-PCD status. Other fair value indicators were quantified using a DCF methodology, with discounts applied for current market rates, credit risk and liquidity. Cash flows were generated based upon the loans’ underlying characteristics and estimated prepayment speeds.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's management evaluated, with the participation of the Company's principal executive officer and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of December 31, 2025 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In order to ensure that the Company's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2025. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO, 2013) of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2025. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in its annual report.

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

Item 9B. Other Information

(a)
None.
(b)
During the quarter ended December 31, 2025, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to the directors of the Company and the Company’s audit committee and the audit committee financial expert is incorporated herein by reference to the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (“Proxy Statement”) under the headings “Proposal 1 - Election of Directors” and “Corporate Governance Matters”. The Proxy Statement will be filed within 120 days after the end of the Company’s 2025 fiscal year. Information about the Company’s executive officers required by this item is included in Part I, Item I of this Form 10-K under the heading “Executive Officers of the Company”.

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

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of the Company’s securities by its directors, officers and employees. A copy of the Company’s insider trading policy is included as Exhibit 19(i) to this Annual Report on Form 10-K. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

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

Equity Compensation Plan Table

The following table summarizes information, as of December 31, 2025, relating to the Company’s 2023 Stock Incentive Plan, pursuant to which awards may be granted from time to time in the form of stock options, restricted stock, and restricted stock units. During 2025, the Company issued 5,039 restricted shares and 4,545 restricted stock units. No shares or units were forfeited.

	Number of Shares To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by shareholders(1)	4,545	$-	101,587
Equity compensation plans not approved by shareholders	-	-	-
Total(1)	4,545	$-	101,587
(1)
Shares to be issued upon exercise reflect awards of restricted stock units granted to executive officers in 2025 that are subject to performance-based and continued employment vesting requirements.

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

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the information that appears under the heading “Proposal 3 - Ratification of Appointment of Independent Registered Public Accounting Firm - Principal Accounting Fees and Services” in the Company’s Proxy Statement.

Part IV

Item 15. Exhibit and Financial Statement Schedules

(a) (1) Financial Statements

The following consolidated financial statements of National Bankshares, Inc. are included in Item 8:

Reports of Independent Registered Public Accounting Firm (Yount, Hyde & Barbour, P.C., Winchester, VA, U.S. PCAOB Auditor Firm I.D.: 613)

Consolidated Balance Sheets – As of December 31, 2025 and 2024

Consolidated Statements of Income – Years ended December 31, 2025 and 2024

Consolidated Statements of Comprehensive Income – Years ended December 31, 2025 and 2024

Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2025 and 2024

Consolidated Statements of Cash Flows – Years ended December 31, 2025 and 2024

Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules

Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or if the information is contained elsewhere in this Form 10-K.

(a) (3) Exhibits

A list of the exhibits filed or incorporated in this Form 10-K by reference is as follows:

Exhibit No.	Description
2(i)	Agreement and Plan of Merger, dated as of January 23, 2024, by and among National Bankshares, Inc., The National Bank of Blacksburg and Frontier Community Bank	(incorporated herein by reference to Exhibit 2.1 of the Form 8-K filed on January 24, 2024)
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8-K filed on March 16, 2006)
3(ii)	Amended and Restated Bylaws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.2 of the Form 8-K filed on July 10, 2024)
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(i) of the Registration Statement on Form S-4, as amended, as filed on April 8, 2024
+4(ii)	Description of National Bankshares, Inc.’s Securities	(incorporated herein by reference to Exhibit 4(ii) of the Annual Report on Form 10-K for the fiscal year ended December 31, 2023)
*10(i)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on March 11, 2015)
*10(ii)	Executive Employment Agreement, dated October 11, 2023, by and between National Bankshares Inc. and Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on October 11, 2023)
*10(iii)	Executive Employment Agreement, dated October 11, 2023, by and between National Bankshares Inc. and Lora M. Jones	(incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on October 11, 2023)
*10(iv)	Executive Employment Agreement, dated October 11, 2023, by and between National Bankshares Inc. and The National Bank of Blacksburg, and Bobby D. Sanders, II	(incorporated herein by reference to Exhibit 10.3 of the Form 8-K filed on October 11, 2023)
*10(v)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 99 of the Form 8-K filed on February 8, 2006)
*10(vi)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8-K filed on December 19, 2007)
*10(vii)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8-K filed on June 12, 2008)

*10(viii)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii) of the Annual Report on Form 10-K for fiscal year ended December 31, 2008)
*10(ix)	Second Salary Continuation Agreement dated June 26, 2016 between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on July 20, 2016)
*10(x)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and David K. Skeens, as amended	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on August 20, 2021)
*10(xi)	Salary Continuation Agreement dated February 8, 2006 between The National Bankshares, Inc. and Lara E. Ramsey, as amended	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on March 6, 2017)
*10(xii)	Salary Continuation Agreement dated May 24, 2013 between The National Bank of Blacksburg and Paul A. Mylum, as amended	(incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on August 20, 2021)
*10(xiii)	National Bankshares, Inc. 2023 Stock Incentive Plan	(incorporated herein by reference to Appendix A of the Proxy Statement for the Annual Meeting of Shareholders held on May 9, 2023, filed on March 24, 2023)
*10(xiv)	Form of Performance-Based Restricted Stock Unit Award Agreement under National Bankshares, Inc. 2023 Stock Incentive Plan	(incorporated herein by reference to Exhibit 10(xiv) of the Annual Report on Form 10-K for the fiscal year ended December 31, 2024)
+10(xv)	Form of Time-Based Restricted Stock Award Agreement under National Bankshares, Inc. 2023 Stock Incentive Plan	Filed herewith
+10(xvi)	Consulting Agreement, dated March 31, 2025, by and between F. Brad Denardo and National Bankshares, Inc.	Filed herewith
+19(i)	National Bankshares, Inc. Insider Trading Policy	(incorporated herein by reference to Exhibit 19(i) of the Annual Report on Form 10-K for the fiscal year ended December 31, 2024)
+21	Subsidiaries of the Registrant	Filed herewith
+23	Consent of Yount, Hyde & Barbour, P.C.	Filed herewith
+31(i)	Section 302 Certification of Chief Executive Officer	Filed herewith
+31(ii)	Section 302 Certification of Chief Financial Officer	Filed herewith
+32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Filed herewith
+32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Filed herewith
+97.1	National Bankshares, Inc. Clawback Policy	(incorporated herein by reference to Exhibit 97.1 of the Form 10-K filed on March 19, 2024)
+101

The following materials from National Bankshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

NATIONAL BANKSHARES, INC.

By:	/s/ LARA E. RAMSEY
LARA E. RAMSEY President and Chief Executive Officer (Principal Executive Officer)

Date: March 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Date	Title
/s/ LAWRENCE J. BALL	March 27, 2026	Director
Lawrence J. Ball

/s/ F. BRAD DENARDO	March 27, 2026	Chairman of the Board
F. Brad Denardo		Director

/s/ JOHN E. DOOLEY	March 27, 2026	Director
John E. Dooley

/s/ MICHAEL E. DYE	March 27, 2026	Director
Michael E. Dye

/s/ NORMAN V. FITZWATER, III	March 27, 2026	Director
Norman V. Fitzwater, III

/s/ CHARLES E. GREEN, III	March 27, 2026	Director
Charles. E. Green, III

/s/ MILDRED R. JOHNSON	March 27, 2026	Director
Mildred R. Johnson

/s/ LORA M. JONES	March 27, 2026	Treasurer and Chief Financial Officer
Lora M. Jones		(Principal Financial and Accounting Officer)

/s/ MARY G. MILLER	March 27, 2026	Director
Mary G. Miller

/s/ LARA E. RAMSEY	March 27, 2026	President and Chief Executive Officer
Lara E. Ramsey		(Principal Executive Officer)
Director

/s/ GLENN P. REYNOLDS	March 27, 2026	Director
Glenn P. Reynolds

/s/ LUTHERIA H. SMITH	March 27, 2026	Director
Lutheria H. Smith

/s/ ALAN J. SWEET	March 27, 2026	Director
Alan J. Sweet

/s/ JAMES C. THOMPSON	March 27, 2026	Director
James C. Thompson