Form 10-Q
period 2026-03-31
NATIONAL BANKSHARES INC
filed 2026-05-13
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Outstanding shares of common stock at May 13, 2026
6,368,410

NATIONAL BANKSHARES, INC.

Form 10-Q

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

National Bankshares, Inc.

Consolidated Balance Sheets

	(Unaudited)
(in thousands, except share and per share data)	March 31, 2026	December 31, 2025
Assets
Cash and due from banks	$7,976	$8,419
Interest-bearing deposits	54,177	50,831
Total cash and cash equivalents	62,153	59,250
Securities available for sale, at fair value	658,112	654,377
Mortgage loans held for sale	608	-
Loans:
Real estate construction loans	53,500	40,694
Consumer real estate loans	331,110	328,653
Commercial real estate loans	452,881	467,783
Commercial non real estate loans	50,736	52,018
Public sector and IDA loans	62,740	63,677
Consumer non real estate loans	45,097	47,101
Total loans	996,064	999,926
Less: deferred fees and costs	(674)	(616)
Loans, net of deferred fees and costs	995,390	999,310
Less: allowance for credit losses on loans	(9,739)	(9,892)
Loans, net	985,651	989,418
Premises and equipment, net	18,397	18,479
Accrued interest receivable	7,001	6,538
Goodwill	10,718	10,718
Core deposit intangible, net	1,403	1,490
Bank-owned life insurance ("BOLI")	48,869	48,568
Other assets	36,081	35,668
Total assets	$1,828,993	$1,824,506
Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$302,844	$313,022
Interest-bearing demand deposits	866,848	853,756
Savings deposits	145,134	142,645
Time deposits	314,938	317,510
Total deposits	1,629,764	1,626,933
Accrued interest payable	1,600	1,581
Other liabilities	10,231	11,084
Total liabilities	1,641,595	1,639,598
Commitments and contingencies
Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	$-	$-
Common stock of $1.25 par value and additional paid in capital. Authorized 10,000,000 shares; issued and outstanding 6,368,410 (including 5,039 unvested) shares as of March 31, 2026 and December 31, 2025	22,086	22,024
Retained earnings	207,539	202,558
Accumulated other comprehensive loss, net	(42,227)	(39,674)
Total stockholders' equity	187,398	184,908
Total liabilities and stockholders' equity	$1,828,993	$1,824,506

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except share and per share data)	2026	2025
Interest Income
Interest and fees on loans	$13,944	$12,960
Interest on federal funds sold	-	3
Interest on interest-bearing deposits	424	1,039
Interest on securities – taxable	4,233	3,860
Interest on securities – nontaxable	340	336
Total interest income	18,941	18,198
Interest Expense
Interest on time deposits	2,631	3,311
Interest on other deposits	3,687	4,636
Total interest expense	6,318	7,947
Net interest income	12,623	10,251
(Recovery of) provision for credit losses	(73)	276
Net interest income after (recovery of) provision for credit losses	12,696	9,975

Noninterest Income
Service charges on deposit accounts	649	699
Other service charges and fees	142	83
Credit and debit card fees, net	457	417
Trust income	584	579
BOLI income	301	292
Gain on sale of mortgage loans held for sale	19	25
Other income	527	465
Total noninterest income	2,679	2,560

Noninterest Expense
Salaries and employee benefits	5,834	5,180
Occupancy, furniture and fixtures	884	739
Data processing	928	983
FDIC assessment	207	207
Intangible asset amortization	87	97
Franchise taxes	350	373
Professional services	373	299
Core system conversion expense	-	46
Other operating expenses	665	709
Total noninterest expense	9,328	8,633
Income before income tax expense	6,047	3,902
Income tax expense	1,066	666
Net Income	$4,981	$3,236
Basic net income per common share	$0.78	$0.51
Diluted net income per common share	$0.78	$0.51
Weighted average number of common shares outstanding, basic	6,363,371	6,358,410
Weighted average number of common shares outstanding, diluted	6,366,154	6,360,392

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2026 and 2025

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Net Income	$4,981	$3,236

Other Comprehensive (Loss) Income, Net of Tax
Unrealized holding (loss) gain on available for sale securities net of tax of ($680) and $2,017 for the periods ended March 31, 2026 and 2025, respectively	(2,553)	7,590
Other comprehensive (loss) income, net of tax	(2,553)	7,590
Total Comprehensive Income	$2,428	$10,826

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2026 and 2025

(Unaudited)

(in thousands except per share data)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2024	$21,831	$196,343	$(61,765)	$156,409
Net income	–	3,236	–	3,236
Other comprehensive income, net of tax of $2,017	–	–	7,590	7,590
Stock based compensation	43	–	–	43
Balances at March 31, 2025	$21,874	$199,579	$(54,175)	$167,278

Balances at December 31, 2025	$22,024	$202,558	$(39,674)	$184,908
Net income	–	4,981	–	4,981
Other comprehensive (loss), net of tax of ($680)	–	–	(2,553)	(2,553)
Stock based compensation	62	–	–	62
Balances at March 31, 2026	$22,086	$207,539	$(42,227)	$187,398

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2026 and 2025

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Cash Flows from Operating Activities
Net income	$4,981	$3,236
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for credit losses	(73)	276
Depreciation of premises and equipment	314	248
Amortization of premiums and accretion of discounts on securities, net	236	275
Amortization of core deposit intangible	87	97
Accretion of fair value of acquired loans	(417)	(251)
Amortization of fair value of acquired time deposits and leases	13	53
Origination of mortgage loans held for sale	(1,912)	(1,442)
Proceeds from sale of mortgage loans held for sale	1,323	1,148
Gain on sale of mortgage loans held for sale	(19)	(25)
Increase in cash value of bank-owned life insurance	(301)	(292)
Equity based compensation expense	62	43
Net change in:
Accrued interest receivable	(463)	(204)
Other assets	285	(395)
Accrued interest payable	19	(28)
Other liabilities	(835)	(173)
Net cash provided by operating activities	3,300	2,566

Cash Flows from Investing Activities
Proceeds from repayments of mortgage-backed securities	5,351	2,977
Proceeds from calls, sales and maturities of securities available for sale	7,000	12,000
Purchases of available for sale securities	(19,555)	-
Net change in restricted stock	(24)	-
Purchase of loan participations	(10,672)	(15,977)
Collection of loan participations	765	1,482
Loan originations and principal collections, net	14,061	(680)
Recoveries on loans charged off	93	63
Purchases of premises and equipment	(229)	(963)
Net cash provided by investing activities	(3,210)	(1,098)

Cash Flows from Financing Activities
Net change in time deposits	(2,590)	(14,013)
Net change in other deposits	5,403	26,963
Net cash used in financing activities	2,813	12,950
Net change in cash and cash equivalents	2,903	14,418
Cash and cash equivalents at beginning of period	59,250	108,117
Cash and cash equivalents at end of period	$62,153	$122,535

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$6,281	$7,975
Income taxes	1,110	-

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for credit losses	$183	$112
Unrealized holding (loss) gain on securities available for sale	(3,233)	9,607

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Notes to Consolidated Financial Statements

March 31, 2026

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

Application of the principles of GAAP and practices within the banking industry require management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statement; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions, and judgments. Certain policies inherently rely more extensively on the use of estimates, assumptions, and judgments and as such may have a greater possibility of producing results that could be materially different than originally reported. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance of credit losses on loans and pension plan.

The results of operations for the three months ended March 31, 2026 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”). The Company’s significant accounting policies followed in preparation of the unaudited consolidated financial statements are disclosed in Note 1 of the Company's 2025 Form 10-K. All amounts and disclosures included in this quarterly report as of December 31, 2025, were derived from the Company’s audited consolidated financial statements. Certain items in the prior period financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or stockholders’ equity. The Company posts all reports required to be filed under the Securities Exchange Act of 1934 on its web site at www.nationalbankshares.com.

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

Recent Accounting Pronouncements

ASU 2025-08

In November 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2025-08, “Financial Instruments—Credit Losses (Topic 326): Purchased Loans.” The amendments in this ASU expand the population of acquired financial assets accounted for using the gross-up approach. Acquired loans (excluding credit cards) are deemed purchased seasoned loans and accounted for using the gross-up approach upon acquisition if criteria established by the new guidance are met. This change aims to enhance comparability, consistency, and better reflect the economics of acquiring financial assets. This ASU is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. If an entity adopts this ASU in an interim reporting period, it should apply it as of the beginning of that interim reporting period or the beginning of the annual reporting period that includes that interim reporting period. The Company does not expect the adoption of ASU 2025-08 to have a material impact on its consolidated financial statements.

ASU 2024-03

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset54amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The FASB subsequently issued ASU 2025-01, “Income

Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

Note 2: Loans and Allowance for Credit Losses

Loans

Loans include acquired loans and originated loans. Acquired loans are presented at their outstanding principal balance, net of the remaining purchase discount of $5,134 as of March 31, 2026 and $5,551 as of December 31, 2025. Originated loans as of March 31, 2026 and December 31, 2025 are presented at amortized cost, net of deferred fees and costs. The following table presents the composition of the loan portfolio, excluding mortgage loans held for sale, as of the dates indicated.

	March 31,	December 31,
	2026	2025
Real estate construction	$53,500	$40,694
Consumer real estate	331,110	328,653
Commercial real estate	452,881	467,783
Commercial non real estate	50,736	52,018
Public sector and IDA	62,740	63,677
Consumer non real estate	45,097	47,101
Gross loans	$996,064	$999,926
Less: deferred fees and costs	(674)	(616)
Loans, net of deferred fees and costs	$995,390	$999,310
Allowance for credit losses on loans	(9,739)	(9,892)
Total loans, net	$985,651	$989,418

Accrued interest receivable of $3,568 at March 31, 2026 and $3,361 at December 31, 2025 is not included in total loans above and is also excluded from the Company's estimate of credit losses on loans.

Past Due and Nonaccrual Loans

The following tables present the aging of past due loans, by loan pool, as of the dates indicated.

March 31, 2026	Accruing Current Loans	Accruing Loans 30 – 89 Days Past Due	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans	Total Loans	Accruing and Nonaccrual 90 or More Days Past Due
Real Estate Construction
Construction, 1-4 family residential	$12,410	$-	$-	$-	$12,410	$-
Construction, other	41,071	19	-	-	41,090	-
Consumer Real Estate
Equity line	26,958	168	-	-	27,126	-
Residential closed-end first liens	198,367	1,382	-	-	199,749	-
Residential closed-end junior liens	11,317	5	-	-	11,322	-
Investor-owned residential real estate	92,672	241	-	-	92,913	-
Commercial Real Estate
Multifamily residential real estate	140,833	-	189	-	141,022	189
Commercial real estate owner-occupied	126,301	-	-	186	126,487	186
Commercial real estate, other	184,678	536	-	158	185,372	-
Commercial Non Real Estate
Commercial and industrial	50,643	93	-	-	50,736	-
Public Sector and IDA
States and political subdivisions	62,740	-	-	-	62,740	-
Consumer Non Real Estate
Credit cards	4,809	3	-	-	4,812	-
Automobile	12,777	225	-	-	13,002	-
Other consumer loans	27,027	215	41	-	27,283	41
Total	$992,603	$2,887	$230	$344	$996,064	$416

December 31, 2025	Accruing Current Loans	Accruing Loans 30 – 89 Days Past Due	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans	Total Loans	Accruing and Nonaccrual 90 or More Days Past Due
Real Estate Construction
Construction, 1-4 family residential	$11,282	$-	$-	$-	$11,282	$-
Construction, other	29,101	311	-	-	29,412	-
Consumer Real Estate
Equity line	27,494	-	50	-	27,544	50
Residential closed-end first liens	196,857	1,447	-	-	198,304	-
Residential closed-end junior liens	11,154	6	-	-	11,160	-
Investor-owned residential real estate	91,471	174	-	-	91,645	-
Commercial Real Estate
Multifamily residential real estate	148,644	189	-	-	148,833	-
Commercial real estate owner-occupied	130,856	-	429	188	131,473	617
Commercial real estate, other	186,939	538	-	-	187,477	-
Commercial Non Real Estate
Commercial and industrial	51,435	248	335	-	52,018	335
Public Sector and IDA
States and political subdivisions	63,677	-	-	-	63,677	-
Consumer Non Real Estate
Credit cards	4,727	7	2	-	4,736	2
Automobile	12,707	245	14	-	12,966	14
Other consumer loans	28,991	357	51	-	29,399	51
Total	$995,335	$3,522	$881	$188	$999,926	$1,069

The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	March 31, 2026			December 31, 2025
	With No Allowance	With an Allowance	Total	With No Allowance	With an Allowance	Total
Commercial Real Estate
Commercial real estate, owner-occupied	$-	$186	$186	$-	$188	$188
Commercial real estate, other	-	158	158	-	-	-
Total	$-	$344	$344	$-	$188	$188

No accrued interest receivable was reversed against interest income during the three months ended March 31, 2026 or March 31, 2025.

Allowance for Credit Losses on Loans (“ACLL”)

The following tables present the activity in the ACLL by portfolio segment for the periods indicated:

	Activity in the ACLL for the Three Months Ended March 31, 2026
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non-Real Estate	Total
Balance, December 31, 2025	$337	$3,823	$3,805	$849	$308	$770	$9,892
Charge-offs	-	-	-	(22)	-	(161)	(183)
Recoveries	-	-	-	13	-	80	93
Provision for (recovery of) credit losses	96	55	(62)	(195)	12	31	(63)
Balance, March 31, 2026	$433	$3,878	$3,743	$645	$320	$720	$9,739

	Activity in the ACLL for the Three Months Ended March 31, 2025
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Total
Balance, December 31, 2024	$350	$3,945	$4,320	$658	$338	$651	$10,262
Charge-offs	-	(3)	-	-	-	(109)	(112)
Recoveries	-	-	8	30	-	25	63
Provision for (recovery of) credit losses	(17)	(30)	269	(21)	14	62	277
Balance, March 31, 2025	$333	$3,912	$4,597	$667	$352	$629	$10,490

	Activity in the ACLL for the Year Ended December 31, 2025
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Total
Balance, December 31, 2024	$350	$3,945	$4,320	$658	$338	$651	$10,262
Charge-offs	-	(3)	-	(50)	-	(529)	(582)
Recoveries	-	-	133	33	-	109	275
Provision for (recovery of) credit losses	(13)	(119)	(648)	208	(30)	539	(63)
Balance, December 31, 2025	$337	$3,823	$3,805	$849	$308	$770	$9,892

(1) Adjustment for PCD acquired loans.

The following tables present information about the ACLL for individually evaluated loans and collectively evaluated loans by portfolio segment as of the dates indicated.

	ACLL by Segment and Evaluation Method
March 31, 2026	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non-Real Estate	Total
Individually evaluated	$–	$24	$82	$–	$–	$–	$106
Collectively evaluated	433	3,854	3,661	645	320	720	9,633
Total	$433	$3,878	$3,743	$645	$320	$720	$9,739

	ACLL by Segment and Evaluation Method
December 31, 2025	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Total
Individually evaluated	$-	$26	$80	$-	$-	$-	$106
Collectively evaluated	337	3,797	3,725	849	308	770	9,786
Total	$337	$3,823	$3,805	$849	$308	$770	$9,892

The following tables present information about individually evaluated loans and collectively evaluated loans by portfolio segment as of the dates indicated.

	Loans by Segment and Evaluation Method
March 31, 2026	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non-Real Estate
Individually evaluated	$–	$456	$8,442	$–	$–	$–
Collectively evaluated	53,500	330,654	444,439	50,736	62,740	45,097
Total	$53,500	$331,110	$452,881	$50,736	$62,740	$45,097

	Loans by Segment and Evaluation Method
December 31, 2025	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Total
Individually evaluated	$-	$465	$8,337	$-	$-	$-	$8,802
Collectively evaluated	40,694	328,188	459,446	52,018	63,677	47,101	991,124
Total	$40,694	$328,653	$467,783	$52,018	$63,677	$47,101	$999,926

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

As of March 31, 2026 and December 31, 2025, two of the Company’s individually evaluated loans were collateral dependent and secured by real estate. The following table provides detail on collateral dependent loans as of the dates indicated:

	March 31, 2026		December 31, 2025
	Balance	Related Allowance	Balance	Related Allowance
Commercial Real Estate
Commercial real estate, owner occupied	$6,216	$-	$6,248	$-
Commercial real estate, other	668	-	673	-
Total Loans	$6,884	$-	$6,921	$-

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

The following tables present the amortized cost basis of the loan portfolio by year of origination, loan class and credit quality as of March 31, 2026 and December 31, 2025, and gross charge-offs by year of origination for the three months ended March 31, 2026 and the year ended December 31, 2025.

	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans Converted
March 31, 2026	Prior	2022	2023	2024	2025	2026	Revolving	to Term	Total
Construction, residential
Pass	$-	$-	$648	$415	$6,111	$214	$5,002	$20	$12,410
Construction, other
Pass	$3,745	$1,086	$20,161	$579	$4,755	$5,290	$5,474	$-	$41,090
Equity lines
Pass	$-	$-	$-	$-	$-	$-	$27,007	$-	$27,007
Classified	-	-	-	-	-	-	119	-	119
Total	$-	$-	$-	$-	$-	$-	$27,126	$-	$27,126
Residential closed-end first liens
Pass	$84,678	$33,161	$29,035	$20,722	$25,366	$6,305	$66	$-	$199,333
Special Mention	-	128	-	-	-	-	-	-	128
Classified	211	-	-	-	77	-	-	-	288
Total	$84,889	$33,289	$29,035	$20,722	$25,443	$6,305	$66	$-	$199,749
Residential closed-end junior liens
Pass	$1,404	$1,699	$1,176	$2,963	$3,463	$585	$32	$-	$11,322
Investor-owned residential real estate
Pass	$58,567	$10,679	$2,930	$3,685	$10,991	$2,403	$3,201	$-	$92,456
Classified	457	-	-	-	-	-	-	-	457
Total	$59,024	$10,679	$2,930	$3,685	$10,991	$2,403	$3,201	$-	$92,913
Multifamily residential real estate
Pass	$69,029	$23,514	$3,671	$13,002	$31,151	$-	$121	$-	$140,488
Classified	189	345	-	-	-	-	-	-	534
Total	$69,218	$23,859	$3,671	$13,002	$31,151	$-	$121	$-	$141,022
Commercial real estate, owner-occupied
Pass	$73,725	$22,589	$9,010	$6,025	$4,570	$708	$2,581	$-	$119,208
Special mention	6,216	-	-	-	-	-	-	-	6,216
Classified	940	-	-	-	-	-	123	-	1,063
Total	$80,881	$22,589	$9,010	$6,025	$4,570	$708	$2,704	$-	$126,487
Commercial real estate, other
Pass	$128,522	$30,379	$14,088	$5,470	$3,114	$676	$1,760	$-	$184,009
Special Mention	668	-	-	-	-	-	-	-	668
Classified	-	536	159	-	-	-	-	-	695
Total	$129,190	$30,915	$14,247	$5,470	$3,114	$676	$1,760	$-	$185,372
Commercial and industrial
Pass	$16,953	$2,299	$2,927	$8,120	$7,248	$1,924	$11,219	$-	$50,690
Special Mention	-	-	-	-	-	-	37	-	37
Classified	-	-	-	-	-	-	9	-	9
Total	$16,953	$2,299	$2,927	$8,120	$7,248	$1,924	$11,265	$-	$50,736
Public sector and IDA
Pass	$40,924	$5,387	$6,388	$41	$-	$-	$10,000	$-	$62,740
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$4,812	$-	$4,812
Automobile
Pass	$167	$537	$1,929	$2,836	$5,757	$1,776	$-	$-	$13,002
Other consumer
Pass	$697	$720	$1,774	$5,041	$13,981	$3,624	$1,398	$-	$27,235
Special Mention	-	-	-	4	-	-	-	-	4
Classified	-	-	-	41	3	-	-	-	44
Total	$697	$720	$1,774	$5,086	$13,984	$3,624	$1,398	$-	$27,283
Total Loans
Pass	$478,411	$132,050	$93,737	$68,899	$116,507	$23,505	$72,673	$20	$985,802
Special Mention	6,884	128	-	4	-	-	37	-	7,053
Classified	1,797	881	159	41	80	-	251	-	3,209
Total	$487,092	$133,059	$93,896	$68,944	$116,587	$23,505	$72,961	$20	$996,064

	Gross Charge Offs by Origination Year for the Three Months Ended March 31, 2026							Revolving Loans Converted
	Prior	2022	2023	2024	2025	2026	Revolving	to Term	Total
Commercial and industrial	$-	$-	$-	$-	$-	$-	$22	$-	$22
Credit cards	-	-	-	-	-	-	31	-	31
Automobile	1	-	-	-	17	-	-	-	18
Other consumer	-	3	16	27	23	41	2	-	112
Total Gross Charge-Offs	$1	$3	$16	$27	$40	$41	$55	$-	$183

	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans Converted
December 31, 2025	Prior	2021	2022	2023	2024	2025	Revolving	to Term	Total
Construction, residential
Pass	$-	$-	$-	$265	$1,135	$5,780	$3,565	$537	$11,282
Construction, other
Pass	$3,702	$752	$1,107	$16,721	$1,045	$2,293	$3,742	$50	$29,412
Equity lines
Pass	$-	$-	$-	$-	$-	$-	$27,494	$-	$27,494
Classified	-	-	-	-	-	-	50	-	50
Total	$-	$-	$-	$-	$-	$-	$27,544	$-	$27,544
Residential closed-end first liens
Pass	$54,388	$32,152	$33,508	$27,107	$21,529	$25,624	$39	$3,673	$198,020
Special mention	47	-	130	-	-	-	-	-	177
Classified	107	-	-	-	-	-	-	-	107
Total	$54,542	$32,152	$33,638	$27,107	$21,529	$25,624	$39	$3,673	$198,304
Residential closed-end junior liens
Pass	$1,208	$241	$1,757	$1,269	$3,106	$3,547	$32	$-	$11,160
Investor-owned residential real estate
Pass	$44,806	$15,403	$10,847	$2,956	$3,760	$11,172	$2,236	$-	$91,180
Classified	465	-	-	-	-	-	-	-	465
Total	$45,271	$15,403	$10,847	$2,956	$3,760	$11,172	$2,236	$-	$91,645
Multifamily residential real estate
Pass	$40,234	$38,409	$26,165	$4,126	$13,043	$26,180	$137	$-	$148,294
Classified	189	-	350	-	-	-	-	-	539
Total	$40,423	$38,409	$26,515	$4,126	$13,043	$26,180	$137	$-	$148,833
Commercial real estate, owner occupied
Pass	$69,884	$6,700	$24,662	$9,084	$5,913	$4,810	$2,669	$-	$123,722
Special mention	6,248	-	-	-	-	-	-	-	6,248
Classified	1,014	102	-	-	125	-	262	-	1,503
Total	$77,146	$6,802	$24,662	$9,084	$6,038	$4,810	$2,931	$-	$131,473
Commercial real estate, other
Pass	$96,143	$34,432	$30,660	$14,173	$6,047	$3,039	$1,613	$-	$186,107
Classified	673	-	538	159	-	-	-	-	1,370
Total	$96,816	$34,432	$31,198	$14,332	$6,047	$3,039	$1,613	$-	$187,477
Commercial and industrial
Pass	$6,927	$9,845	$2,502	$3,318	$9,388	$7,662	$11,842	$170	$51,654
Special mention	-	-	-	-	-	-	20	-	20
Classified	-	-	-	-	313	-	31	-	344
Total	$6,927	$9,845	$2,502	$3,318	$9,701	$7,662	$11,893	$170	$52,018
Public sector and IDA
Pass	$18,540	$23,207	$5,495	$6,390	$45	$-	$10,000	$-	$63,677
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$4,736	$-	$4,736
Automobile
Pass	$49	$212	$700	$2,257	$3,390	$6,343	$-	$-	$12,951
Classified	-	1	-	-	-	14	-	-	15
Total	$49	$213	$700	$2,257	$3,390	$6,357	$-	$-	$12,966
Other Consumer
Pass	$371	$413	$933	$2,235	$6,033	$17,762	$1,589	$-	$29,336
Special mention	-	-	-	-	5	0	-	-	5
Classified	-	-	3	47	4	2	2	-	58
Total	$371	$413	$936	$2,282	$6,042	$17,764	$1,591	$-	$29,399
Total Loans
Pass	$336,252	$161,766	$138,336	$89,901	$74,434	$114,212	$69,694	$4,430	$989,025
Special mention	6,295	-	130	-	5	-	20	-	6,450
Classified	2,448	103	891	206	442	16	345	-	4,451
Total	$344,995	$161,869	$139,357	$90,107	$74,881	$114,228	$70,059	$4,430	$999,926

	Gross Charge Offs by Origination Year for the Year Ended December 31, 2025							Revolving Loans Converted
	Prior	2021	2022	2023	2024	2025	Revolving	to Term	Total
Residential closed-end first liens	$3	$-	$-	$-	$-	$-	$-	$-	$3
Commercial and industrial	-	-	-	50	-	-	-	-	50
Credit cards	-	-	-	-	-	-	54	-	54
Automobile	-	4	22	59	23	-	-	-	108
Other consumer	-	1	36	40	78	212	-	-	367
Total Gross Charge-offs	$3	$5	$58	$149	$101	$212	$54	$-	$582

Loan Modifications to Borrowers Experiencing Financial Difficulty

On the date a loan is modified, the Company assesses whether the borrower is experiencing financial difficulty. If the borrower is experiencing financial difficulty, the loan is risk rated special mention or classified, as determined appropriate. If the loan exceeds $400, if it is placed in nonaccrual, or if foreclosure is probable, the loan is individually evaluated for the ACLL. No loans were modified for borrowers experiencing financial difficulty during the three months ended March 31, 2026 or March 31, 2025.

Consumer Real Estate Loans In Process of Foreclosure

As of March 31, 2026, the Company had six consumer real estate loans with an amortized cost of $289 in process of foreclosure. As of December 31, 2025, three consumer real estate loans totaling $126 were in process of foreclosure.

ACL for Unfunded Commitments

The following tables present the balance and activity in the ACL for unfunded commitments for the three months ended March 31, 2026 and 2025:

Allowance for Credit Losses on Unfunded Commitments
Balance, December 31, 2025	$298
Recovery of credit losses	(10)
Balance, March 31, 2026	$288

Balance, December 31, 2024	$251
Recovery of credit losses	(1)
Balance, March 31, 2025	$250

Note 3: Securities

The amortized cost and estimated fair value of securities available for sale along with gross unrealized gains and losses as of the dates indicated are summarized as follows:

March 31, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies and corporations	$305,393	$-	$25,141	$280,252
States and political subdivisions	177,294	-	25,350	151,944
Mortgage-backed securities	225,008	75	4,095	220,988
Corporate debt securities	5,502	-	574	4,928
Total securities available for sale	$713,197	$75	$55,160	$658,112

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies and corporations	$312,353	$-	$24,298	$288,055
States and political subdivisions	177,453	-	23,736	153,717
Mortgage-backed securities	210,918	129	3,406	207,641
Corporate debt securities	5,505	-	541	4,964
Total securities available for sale	$706,229	$129	$51,981	$654,377

The following tables present information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous loss position, as of the dates indicated:

	Less Than 12 Months		12 Months or More
March 31, 2026	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies and corporations	$1,990	$9	$278,262	$25,132
State and political subdivisions	3,169	396	148,775	24,954
Mortgage-backed securities	110,412	795	64,881	3,300
Corporate debt securities	-	-	4,928	574
Total temporarily impaired securities	$115,571	$1,200	$496,846	$53,960

	Less Than 12 Months		12 Months or More
December 31, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies and corporations	$-	$-	$288,055	$24,298
State and political subdivisions	1,680	364	151,652	23,372
Mortgage-backed securities	55,986	223	99,446	3,183
Corporate debt securities	-	-	4,964	541
Total temporarily impaired securities	$57,666	$587	$544,117	$51,394

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

At March 31, 2026, the Company had 516 securities with a fair value of $612,417 in an unrealized loss position. The Company reviews securities in an unrealized loss position to evaluate credit risk. The Company considers payment history, risk ratings from external parties, financial statements for municipal and corporate securities, public statements from issuers and other available credible published sources in evaluating credit risk. No credit losses were found and no ACL on securities available for sale was recorded as of March 31, 2026. The unrealized losses are attributed to noncredit-related factors, including changes in interest rates and other market conditions. The Company does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the cost basis of the investments. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

The amortized cost and fair value of securities available for sale at March 31, 2026, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity.

March 31, 2026	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$42,219	$41,647
Due after one year through five years	234,181	219,319
Due after five years through ten years	195,718	170,662
Due after ten years	241,079	226,484
Total securities available for sale	$713,197	$658,112

Accrued interest receivable on securities, included in accrued interest receivable on the Consolidated Balance Sheets, totaled $3,433 at March 31, 2026 and $3,177 at December 31, 2025.

The deferred tax asset for the net unrealized loss on securities available for sale was $11,568 as of March 31, 2026 and $10,889 as of December 31, 2025. The deferred tax asset is included in other assets on the Consolidated Balance Sheets.

Realized Securities Gains and Losses

There were no sales of securities during the three months ended March 31, 2026 and 2025.

Restricted Stock.

The Company held restricted stock of $1,872 as of March 31, 2026 and $1,848 as of December 31, 2025. Restricted stock is reported separately from available for sale securities and is included in other assets on the Consolidated Balance Sheets. As a member of the Federal Reserve and the Federal Home Loan Bank of Atlanta (“FHLB”), NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. The Company purchases stock from or sells stock back to the correspondents based on their calculations. The stock is held by member institutions only and is not actively traded.

Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. In addition to dividends, NBB also benefits from its membership with FHLB through eligibility to borrow from the FHLB, using as collateral NBB’s capital stock investment in the FHLB and qualifying NBB real estate mortgage loans totaling $508,975 at March 31, 2026. The Company’s management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at March 31, 2026, did not determine any impairment.

Note 4: Defined Benefit Plan

The following table presents components of net periodic benefit income for the periods indicated:

	Net Periodic Benefit Income
	Three Months Ended March 31,
	2026	2025
Service cost	$287	$248
Interest cost	341	324
Expected return on plan assets	(739)	(692)
Net periodic benefit income	$(111)	$(120)

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

		Fair Value Measurement Using
March 31, 2026	Balance	Level 1	Level 2	Level 3
U.S. government agencies and corporations	$280,252	$-	$280,252	$-
States and political subdivisions	151,944	-	151,944	-
Mortgage-backed securities	220,988	-	220,988	-
Corporate debt securities	4,928	-	4,928	-
Total securities available for sale	$658,112	$-	$658,112	$-

		Fair Value Measurement Using
December 31, 2025	Balance	Level 1	Level 2	Level 3
U.S. government agencies and corporations	$288,055	$-	$288,055	$-
States and political subdivisions	153,717	-	153,717	-
Mortgage-backed securities	207,641	-	207,641	-
Corporate debt securities	4,964	-	4,964	-
Total securities available for sale	$654,377	$-	$654,377	$-

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at March 31, 2026 or December 31, 2025.

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

As of March 31, 2026, two commercial real estate loans totaling $6,884 were collateral dependent. Valuation was based upon outside appraisals (Level 2). None of the measurements resulted in a specific allocation. As of December 31, 2025, two commercial real estate loans totaling $6,921 were measured under the fair value of collateral method using third party appraisals (Level 2). None of the measurements resulted in a specific allocation.

Fair Value Summary

The following presents the recorded amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of the dates indicated. Fair values are estimated using the exit price notion.

		Estimated Fair Value
March 31, 2026	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$7,976	$7,976	$-	$-
Interest-bearing deposits	54,177	54,177	-	-
Securities available for sale	658,112	-	658,112	-
Restricted stock, at cost	1,872	-	1,872	-
Mortgage loans held for sale	608	-	608	-
Loans, net	985,651	-	-	958,482
Accrued interest receivable	7,001	-	7,001	-
Bank-owned life insurance	48,869	-	48,869	-
Financial liabilities:
Deposits	$1,629,764	$-	$1,314,826	$314,866
Accrued interest payable	1,600	-	1,600	-

		Estimated Fair Value
December 31, 2025	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$8,419	$8,419	$-	$-
Interest-bearing deposits	50,831	50,831	-	-
Securities available for sale	654,377	-	654,377	-
Restricted stock, at cost	1,848	-	1,848	-
Loans, net	989,418	-	-	955,899
Accrued interest receivable	6,538	-	6,538	-
Bank-owned life insurance	48,568	-	48,568	-
Financial liabilities:
Deposits	$1,626,933	$-	$1,309,423	$317,625
Accrued interest payable	1,581	-	1,581	-

Note 6: Components of Accumulated Other Comprehensive Loss

The following tables provide information about components of accumulated other comprehensive loss as of the dates indicated:

	Net Unrealized Loss on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at December 31, 2024	$(62,093)	$328	$(61,765)
Unrealized holding gain on available for sale securities, net of tax of $2,017	7,590	-	7,590
Balance at March 31, 2025	$(54,503)	$328	$(54,175)

Balance at December 31, 2025	$(40,964)	$1,290	$(39,674)
Unrealized holding loss on available for sale securities, net of tax of ($680)	(2,553)	-	(2,553)
Balance at March 31, 2026	$(43,517)	$1,290	$(42,227)

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

Insurance and Investment

Insurance income primarily consists of commissions received on insurance product sales. The Company acts as an intermediary between the Company’s customer and the insurance carrier. The Company’s performance obligation is generally satisfied upon the issuance of the insurance policy. The Company recognizes revenue upon receipt of commission shortly after the insurance policy is issued.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated.

	Three Months Ended March 31,
Noninterest Income	2026	2025
In-scope of Topic 606:
Service charges on deposit accounts	$649	$699
Other service charges and fees	142	83
Credit and debit card fees, net	457	417
Trust income	584	579
Insurance and Investment (1)	376	354
Noninterest Income (in-scope of Topic 606)	$2,208	$2,132
Noninterest Income (out-of-scope of Topic 606)	471	428
Total noninterest income	$2,679	$2,560

(1) Included within other income in the Consolidated Statements of Income

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

The following tables present information about leases as of the dates and for the periods indicated:

	March 31,	December 31,
	2026	2025
Lease liability	$1,914	$2,038
Right-of-use asset	$1,721	$1,839
Weighted average remaining lease term (in years)	4.05	4.26
Weighted average discount rate	3.91%	3.90%

	For the Three Months Ended March 31,
Lease Expense	2026	2025
Operating lease expense	$135	$111
Total lease expense	135.0	111
Cash paid for amounts included in lease liabilities	$140	$112

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability:

Undiscounted Cash Flow for the Period	As of March 31, 2026
Twelve months ending March 31, 2027	$544
Twelve months ending March 31, 2028	520
Twelve months ending March 31, 2029	472
Twelve months ending March 31, 2030	305
Twelve months ending March 31, 2031	178
Thereafter	41
Total undiscounted cash flows	$2,060
Less: discount	(146)
Lease liability	$1,914

Note 9: Stock Based Compensation

The Company’s 2023 Stock Incentive Plan (“the Plan”) provides for the grant of various forms of stock-based compensation awards that may be settled in, or based upon the value of, the Company’s common stock. The maximum number of shares available for issuance under the Plan is 120,000 shares. For further information on the Plan, please refer to the Company’s 2025 Form 10-K.

Restricted Stock Awards and Restricted Stock Units

As of December 31, 2025, the Company had nonvested restricted stock awards ("RSAs"), granted to non-employee directors, and restricted stock units ("RSUs"), granted to employees designated in the incentive compensation plan. Additional RSUs were granted in February 2026 that will vest in equal parts in 2027, 2028 and 2029. The RSAs and RSUs were valued at the closing stock price on the grant date and the Company is recognizing expense over the associated vesting period. Stock based compensation expense charged against income was $62 for the three months ended March 31, 2026 and $43 for the three months ended March 31, 2025. As of March 31, 2026, the Company expects to recognize stock based compensation expense of $166 over the coming 12 months. A summary of changes in the Company’s nonvested RSAs and RSUs under the Plan for the three months ended March 31, 2026 follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2026	9,584	$28.85
Granted	4,727	37.77
Nonvested at March 31, 2026	14,311	$31.80

Note 10: Net Income Per Common Share

The factors used in the computation of net income per common share for the periods indicated are presented below:

	For the Three Months Ended March 31,
	2026			2025
	Net Income (Numerator)	Common Shares Weighted Average Outstanding (Denominator)	Per Share	Net Income (Numerator)	Common Shares Weighted Average Outstanding (Denominator)	Per Share
Basic net income per common share	$4,981	6,363,371	$0.78	$3,236	6,358,410	$0.51
Dilutive shares		2,783			1,982
Diluted net income per common share	$4,981	6,366,154	$0.78	$3,236	6,360,392	$0.51

RSA grants are disregarded in the computation of diluted net income per share if they are determined to be anti-dilutive. There were no anti-dilutive RSAs for the three months ended March 31, 2026 and March 31, 2025.

Note 11 – Goodwill and Other Intangibles

Core deposit intangible amortization expense was $87 and $97 for the three months ended March 31, 2026 and 2025, respectively. The following table provides information on the significant components of goodwill and other acquired intangible assets at March 31, 2026.

	Beginning Balance	Additions	Accumulated Amortization	Ending Balance
Goodwill	$10,718	$-	$-	$10,718
Core deposit intangible	$1,490	$-	$(87)	$1,403

As of March 31, 2026, estimated future remaining amortization of the core deposit intangible within the years ending December 31, is as follows:

Amortization Expense
2026	$245
2027	290
2028	248
2029	207
2030	165
2031	123
Thereafter	125
Total amortizing core deposit intangible	$1,403

Note 12 - Subsequent Events

On May 1, 2026 the Company announced the sale of its membership interest in Bearing Insurance Group, LLC. Based solely on information available to the Company, the Company estimates it will recognize a pre-tax gain of approximately $6,566 on the transaction, which will be reported in the Company's financial results for the second quarter of 2026.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

$ in thousands, except per share data

The purpose of this discussion and analysis is to provide information about the financial condition and results of operations of the Company. Please refer to the financial statements and other information included in this report as well as the Company’s 2025 Form 10-K for an understanding of the following discussion and analysis. References in the following discussion and analysis to “we” or “us” refer to the Company unless the context indicates that the reference is to the Bank.

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

These risks and uncertainties should be considered in evaluating the forward-looking statements contained in this report. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report. This discussion and analysis should be read in conjunction with the description of our “Risk Factors” in Item 1A of the Company's 2025 Form 10-K.

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

The Company adjusts collectively-evaluated DCF model results for qualitative risk factors that are not inherent in historical losses, but are relevant in assessing expected credit losses within the loan portfolio. Risks considered include the impact of changes in(i) economic conditions, (ii) the nature and volume of the loan portfolio, (iii) the existence, growth and effect of any concentrations in credit, (iv) lending policies and procedures, including underwriting standards and practices, (v) the quality of the credit review function, (vi) the experience, ability and depth of lending management and staff, (vii) the volume and severity of past due loans, (viii)the value of underlying collateral for collateral-dependent loans, and (ix) other factors such as the regulatory, legal and competitive environments. Because of low loss rate history, statistical correlation between losses and qualitative risk factors is not possible and adjustments are based upon management judgment. Management assesses each factor and determines the adjustment to the ACLL based upon a documented and consistently applied methodology. Management's assessment my be higher or lower than actual impact.

The estimation of the ACLL involves analysis of internal and external variables, methodologies, assumptions and management’s judgment and experience. These judgments are inherently subjective and actual losses could be greater or less than the estimate.Future estimates of the ACLL could increase or decrease based on changes in the financial condition of individual borrowers,concentrations of various types of loans, economic conditions or the markets in which collateral may be sold. The estimate of the ACLL determines the amount of provision expense and directly affects our financial results.

Pension Plan

Pension obligations are determined through actuarial calculations based upon significant assumptions, including the IRS mortality table, an effective interest rate of 5.35% for 2026 and 5.32% for 2025, a discount rate of 5.25% for 2026 and 5.50% for 2025, anticipated rate of compensation increases of 4% for both 2026 and 2025, and an expected long-term rate of return of 7.50% for 2026 and 2025. Actual outcomes could vary from the assumptions and result in underaccrual or overaccrual of pension obligations.

For information on the Company's critical accounting policies, please refer to the Company’s 2025 Form 10-K, Note 1: Summary of Significant Accounting Policies.

Performance Summary

Key to understanding the Company’s results of operations and financial position is the interest rate environment. The Federal Reserve's interest rate cuts between September 2025 and December 2025 eased deposit pricing pressure but remain at a level that allows adjustable rate loans to reprice higher than their previous rates. The Company completed the core system conversion during the second quarter of 2025, with related expenses presented in core system conversion expense on the Consolidated Statements of Income. Expanded discussion is provided in subsequent sections.

The following table presents the Company’s key performance indicators for the periods indicated.

	Three Months Ended March 31,
Summary Key Performance Indicators	2026	2025
Net Income	$4,981	$3,236
Return on average assets	1.11%	0.72%
Adjusted return on average assets (1)	1.08%	0.69%
Return on average equity	10.88%	8.14%
Adjusted return on average equity (1)	10.57%	7.84%
Basic net income per common share	$0.78	$0.51
Diluted net income per common share	$0.78	$0.51
Net interest margin (1)	2.98%	2.40%
Efficiency ratio (1)	59.96%	65.96%

(1)
See “Non-GAAP Financial Measures” below.
(2)
Average dilutive common shares were 2,783 and 1,982 for the three months ended March 31, 2026 and 2025, respectively. Dilutive common shares stem from unvested restricted stock.

Net income for the three months ended March 31, 2026 increased when compared with the comparable period of 2025, due to net interest margin expansion. Analysis of the net interest margin as well as key noninterest income and expense items are presented below.

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

	Three Months Ended March 31,
Net Interest Margin, FTE	2026	2025
Interest income (GAAP)	$18,941	$18,198
Add: FTE adjustment	256	207
Interest income, FTE (non-GAAP)	19,197	18,405
Interest expense (GAAP)	6,318	7,947
Net interest income, FTE (non-GAAP)	$12,879	$10,458
Average balance of interest-earning assets	$1,749,925	$1,766,645
Net interest margin (non-GAAP)	2.98%	2.40%

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

	For the Three Months Ended March 31,
Efficiency Ratio	2026	2025
Noninterest expense (GAAP)	$9,328	$8,633
Less: core system conversion expense	-	(46)
Adjusted noninterest expense (non-GAAP)	$9,328	$8,587
Noninterest income (GAAP)	$2,679	$2,560
Net interest income, FTE (non-GAAP)	12,879	10,458
Total income for efficiency ratio (non-GAAP)	$15,558	$13,018
Efficiency ratio (non-GAAP)	59.96%	65.96%

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

	Three Months Ended March 31,
Annualized Net Income for Ratio Calculation	2026	2025
Net income per GAAP	$4,981	$3,236
Less items not annualized:
Partnership income net of tax of ($49) and ($52) for the periods ended March 31, 2026 and 2025, respectively	(184)	(197)
Core system conversion expense, net of tax of $10 for the period ended March 31, 2025	-	36
Total non-annualized items	(184)	(161)
Adjusted net income	$4,797	$3,075
Adjusted net income, annualized	$19,455	$12,471
Add: total non-annualized items	184	161
Annualized net income for ratio calculation (non-GAAP)	$19,639	$12,632
Return on average assets (GAAP)	1.11%	0.72%
Adjusted return on average assets (non-GAAP)	1.08%	0.69%
Return on average equity (GAAP)	10.88%	8.14%
Adjusted return on average equity (non-GAAP)	10.57%	7.84%

Net Interest Income

The following tables show interest‑earning assets and interest‑bearing liabilities, the interest earned or paid, the average yield or rate on the daily average balance outstanding, net interest income and net interest margin for the periods indicated.

	Three Months Ended March 31,
	2026			2025
($ in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans (1)(2)(3)(4)(5)	$995,459	$14,110	5.75%	$995,049	$13,078	5.33%
Taxable securities (5)	640,048	4,233	2.68%	613,940	3,860	2.55%
Nontaxable securities (1)(5)	62,500	430	2.79%	62,964	425	2.74%
Federal funds sold	-	-	-	261	3	4.66%
Interest-bearing deposits	51,918	424	3.31%	94,431	1,039	4.46%
Total interest-earning assets	$1,749,925	$19,197	4.45%	$1,766,645	$18,405	4.23%
Interest-bearing liabilities:
Interest-bearing demand deposits	$855,206	$3,635	1.72%	$871,007	$4,583	2.13%
Savings deposits	144,444	52	0.15%	143,987	53	0.15%
Time deposits(6)	315,751	2,631	3.38%	341,322	3,311	3.93%
Total interest-bearing liabilities	$1,315,401	$6,318	1.95%	$1,356,316	$7,947	2.38%
Net interest income and interest rate spread		$12,879	2.50%		$10,458	1.85%
Net interest margin			2.98%			2.40%

(1)
Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 21%.
(2)
Included in interest income are loan fees of $202 and $87 for the three months ended March 31, 2026 and 2025, respectively. Also included in interest income is accretion of discounts on acquired loans of $417 and $251 for the three months ended March 31, 2026 and 2025.
(3)
Nonaccrual loans are included in average balances for yield computations.
(4)
Includes loans held for sale.
(5)
Daily averages are shown at amortized cost.
(6)
Included in interest expense is amortization of premium on acquired time deposits of $18 and $58 for the three months ended March 31, 2026 and 2025, respectively.

When the three months ended March 31, 2026 and 2025 are compared, the yield on earning assets increased and the cost of interest bearing liabilities decreased, improving the net interest margin. The Federal Reserve's interest rate cuts between September and December 2025 immediately reduced expense for deposits with pricing based on the prime interest rate. Current interest rates are still at a level that will allow improved interest income as loans continue to reach repricing dates.

Noninterest Income

	Three Months Ended March 31,		Change
	2026	2025	Dollars	Percent
Service charges on deposits	$649	$699	$(50)	(7.15)%
Other service charges and fees	142	83	59	71.08%
Credit and debit card fees, net	457	417	40	9.59%
Trust income	584	579	5	0.86%
BOLI income	301	292	9	3.08%
Gain on sale of mortgage loans	19	25	(6)	(24.00)%
Other income	527	465	62	13.33%
Total noninterest income	$2,679	$2,560	$119	4.65%

Service charges on deposit accounts decreased when the three months ended March 31, 2026 are compared with the comparable period of 2025, while other service charges and fees increased. The increase in other service charges and fees is due to a change in the way the Company recognizes safe deposit box rent. Prior to the core system conversion during the second quarter of 2025, safe deposit box rent was recognized on an accrual basis. Following the core system conversion, safe deposit box rent is recognized upon receipt.

Credit and debit card fees, net, increased when the three months ended March 31, 2026 are compared with the comparable period of 2025, due to contract re-negotiation associated with the core system conversion.

Other income includes revenue from investment and insurance sales, adjustments to partnership basis and other miscellaneous components. Securities sales, FHLB dividends and derivatives income account for the increase when the three months ended March 31, 2026 is compared with the comparable period of 2025.

Noninterest Expense

	Three Months Ended March 31,		Change
	2026	2025	Dollars	Percent
Salaries and employee benefits	$5,834	$5,180	$654	12.63%
Occupancy, furniture and fixtures	884	739	145	19.62%
Data processing	928	983	(55)	(5.60)%
FDIC assessment	207	207	-	0.00%
Intangible asset amortization	87	97	(10)	(10.31)%
Franchise taxes	350	373	(23)	(6.17)%
Professional services	373	299	74	24.75%
Core system conversion expense	-	46	(46)	(100)%
Other operating expenses	665	709	(44)	(6.21)%
Total noninterest expense	$9,328	$8,633	$695	8.05%

Noninterest expense increased when the three months ended March 31, 2026 are compared with the comparable period of 2025. Salaries and employee benefits, which include payroll taxes, health insurance, contributions to the employee stock ownership plan and employee 401(k), pension expense, incentives and salary continuation increased when the three months ended March 31, 2026 is compared with the comparable period of 2025, driven by higher incentive and insurance expense.

Occupancy, furniture and fixtures expense increased when the three months ended March 31, 2026 are compared with the comparable period of 2025 due to depreciation of assets placed in service after the first quarter of 2025 and additional lease expense.

Data processing expenses decreased when the three months ended March 31, 2026 are compared with the comparable period of 2025 due to savings related to the core system conversion.

Professional services include legal, audit and consulting expenses, which increased when the three months ended March 31, 2026 are compared with the comparable period of 2025 due to higher audit and consulting fees.

Core system conversion expense includes payments made to vendors in advance of the system upgrade completed during the second quarter of 2025.

Other operating expense decreased when the three months ended March 31, 2026 are compared with the comparable period of 2025. The category of other operating expenses includes expense for marketing and business development, supplies, non-service pension cost and charitable donations, among others. Included in various categories of noninterest expense are expenses to manage cybersecurity risk. The cost of these measures was $131 for the three months ended March 31, 2026 and $81 for the three months ended March 31, 2025. The Company places high priority on cybersecurity. The decrease in expense reflects renegotiation of contracts and licensing.

Income Tax

The Company’s income tax expense for the three months ended March 31, 2026 was $1,066 and effective tax rate was 17.63%. For the three months ended March 31, 2025, the Company’s income tax expense was $666 and effective tax rate was 17.07%. The effective tax rate increased due to comparable levels of nontaxable income while pre-tax earnings increased during the period.

Asset Quality

Key indicators of the Company’s asset quality are presented in the following table.

	March 31,	December 31,
	2026	2025
Nonaccrual loans	$344	$188
Loans past due 90 days or more, and still accruing	230	881
ACLL to loans net of deferred fees and costs	0.98%	0.99%
Year-to-date net charge-offs as a percentage of average loans[1]	0.04%	0.03%
Ratio of nonperforming loans to loans, net of deferred fees and costs	0.03%	0.02%
Ratio of ACLL to nonperforming loans	2831.10%	5261.70%

(1)
Net charge-offs are annualized through the period indicated.

For information on the Company’s policies on the ACLL, please refer to the Company’s 2025 Form 10-K, Note 1: Summary of Significant Accounting Policies.

The Company’s risk analysis as of March 31, 2026 determined an ACLL of $9,739, or 0.98% of loans net of deferred fees and costs. This compares with an ACLL of $9,892 as of December 31, 2025, or 0.99% of loans. To determine the appropriate level of the ACLL, the Company considers credit risk for individually evaluated loans and for groups of collectively evaluated loans.

Individually Evaluated Loans

Individually evaluated loans were $8,898 as of March 31, 2026 and $8,802 as of December 31, 2025. As of both reporting dates, two individually evaluated loans were collateral dependent but were adequately collateralized and did not result in an individual allocation. The remaining individually evaluated loans were measured using the discounted cash flow method, resulting in an allocation of $106.

Collectively Evaluated Loans

Collectively evaluated loans totaled $987,166, with an ACLL of $9,633 as of March 31, 2026. As of December 31, 2025, collectively evaluated loans totaled $991,124, with an allowance of $9,786.

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

Reasonable and Supportable Forecast

The Company applies national unemployment forecasts to project cash flows. The Company determined that 12 months represents a reasonable and supportable forecast period as of March 31, 2026, and set a period of 12 months to revert to historical losses on a straight-line basis. The forecast applied as of March 31, 2026 projects that unemployment will increase slightly over the next 12 months, higher than the forecast applied as of December 31, 2025. The higher unemployment forecast increased the required level of the ACLL when March 31, 2026 is compared with December 31, 2025.

Qualitative Factors: Economic

The Company sources economic data pertinent to its market from the most recently available publications, including business and personal bankruptcy filings, the residential vacancy rate and the inventory of new and existing homes.

Higher bankruptcy filings indicate heightened credit risk and increase the ACLL, while lower bankruptcy filings have a beneficial impact on credit risk. Compared with data available as of December 31, 2025, business bankruptcy filings increased while personal bankruptcies filings decreased.

Residential vacancy rates and housing inventory are used to measure the health of the housing market. The housing market directly or indirectly affects all loan classes.. Higher vacancy and inventory levels increase credit risk. The residential vacancy rate available as of March 31, 2026 was at a lower level than the data incorporated into the December 31, 2025 calculation. Housing data available as of March 31, 2026 showed slightly lower inventory than as of December 31, 2025, resulting in a lower allocation.

Qualitative Factors: Asset Quality Indicators

Accruing past due loans are analyzed at the class level and compared with previous levels. Increases in past due loans indicate heightened credit risk. Accruing loans past due 30-89 days were 0.29% of total loans as of March 31, 2026, a decrease from 0.35% as of December 31, 2025.

Qualitative Factors: Other Considerations

The Company considers other factors that impact credit risk, including the competitive, legal and regulatory environments, changes in lending policies and loan review, changes in lending management and high risk loans.

Competitive, legal and regulatory environments were evaluated for changes that would affect credit risk. Higher competition for loans is deemed to increase credit risk, while lower competition decreases credit risk. Competition remained at similar levels to those at December 31, 2025. The legal and regulatory environments also remain in a similar posture to December 31, 2025.

Lending policies, loan review procedures and management’s experience influence credit risk. Policies and procedures remain similar to those at December 31, 2025.

Levels of high risk loans are considered in the determination of the level of the ACLL. A decrease in the level of high risk loans within a class decreases the required allocation for the loan class, and an increase in the level of high risk loans within a class increases the required allocation for the loan class. Total high risk loans increased from the level at December 31, 2025.

The Company monitors local economic news and internal indicators to consider the presence of risk that may not be reflected in its designated qualitative factors above. As of March 31, 2026, management identified elevated local unemployment data and collection activity, similar to December 31, 2025. The Company maintained its allocation from December 31, 2025.

Conclusion

The calculation of the appropriate level for the ACLL incorporates analysis of multiple factors and requires management’s prudent and informed judgment. Based on analysis of historical indicators, asset quality and economic factors, management believes the level of ACLL is reasonable for the credit risk in the loan portfolio as of March 31, 2026.

ACL on Unfunded Commitments

The ACL on unfunded commitments was $288, or 0.15% of unfunded commitments as of March 31, 2026. The ACL on unfunded commitments was $298, or 0.17% as of December 31, 2025.

Provision for (Recovery of) Credit Losses

The provision for credit losses represents charges to earnings necessary to maintain an adequate allowance. The adequacy of the ACLL is reviewed quarterly and adjustments are made as determined necessary. The Company recorded a recovery of credit losses on loans of $63 and a recovery of credit losses on unfunded commitments of $10 for the three months ended March 31, 2026, compared with a provision for credit losses on loans of $277 and a recovery of $1 for unfunded commitments for the three months ended March 31, 2025. Changes in loss rates, qualitative factors and a lower balance of loans accounted for the difference in (recovery of) provision for credit losses.

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

The Company reviews modifications to determine whether the borrower is experiencing financial difficulty, including indicators of default, bankruptcy, going concern, insufficient projected cash flows and inability to obtain financing from other sources. Please refer to Note 2: Loans and Allowance for Credit Losses in Part I, Item 1 of this report for more information on loans modified for borrowers experiencing financial difficulty.

During the three months ended March 31, 2026 and 2025, the Company modified loans in the normal course of business for borrowers who were not experiencing financial difficulty. During the three months ended March 31, 2026, the Company modified 70 loans totaling $27,988. During the three months ended March 31, 2025, the Company provided 195 modifications to loans totaling $24,105.

Key Assets and Liabilities

NBI’s key assets and liabilities and their change from March 31, 2025 are shown in the following table.

	March 31,	March 31,	Change
	2026	2025	Dollars	Percent
Interest-bearing deposits	$54,177	$107,385	$(53,208)	(49.55)%
Securities available for sale, at fair value	658,112	596,253	61,859	10.37%
Loans, net	985,651	992,774	(7,123)	(0.72)%
Total assets	1,828,993	1,835,717	(6,724)	(0.37)%
Deposits	1,629,764	1,657,760	(27,996)	(1.69)%

Average Balances

Year-to-date daily averages for the major balance sheet categories are as follows:

	March 31,	December 31,	Change
	2026	2025	Dollars	Percent
Assets
Interest-bearing deposits	$51,918	$76,223	$(24,305)	(31.89)%
Securities available for sale, at fair value	653,722	603,869	49,853	8.26%
Loans, net	985,473	995,531	(10,058)	(1.01)%
Total assets	1,819,379	1,809,631	9,748	0.54%
Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$306,202	$305,115	$1,087	0.36%
Interest-bearing demand deposits	855,206	842,479	12,727	1.51%
Savings deposits	144,444	142,547	1,897	1.33%
Time deposits	315,751	328,286	(12,535)	(3.82)%
Stockholders’ equity	185,707	170,428	15,279	8.97%

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

Securities

The Company's securities are designated as available for sale and as such, are reported at fair value. The following table presents information on securities available for sale as of the dates indicated:

	March 31,	December 31,	Change
	2026	2025	Dollars	Percent
Amortized cost	$713,197	$706,229	$6,968	0.99%
Unrealized loss, net	(55,085)	(51,852)	(3,233)	(6.24)%
Securities available for sale, at fair value	$658,112	$654,377	$3,735	0.57%

The Company purchased bonds totaling $19,555 during the first quarter of 2026. The unrealized loss in the Company’s investment portfolio is due to interest rate risk. The fair value of bonds moves inversely to interest rate changes and expectations of interest rate changes. A large percentage of the Company’s securities were purchased during the period prior to the Federal Reserve’s interest rate increases that began in March of 2022. The Company’s analysis of the securities portfolio determined no identifiable credit risk as of March 31, 2026 and no ACL has been recorded. Please refer to Note 1: General and Summary of Significant Accounting Policies of the Company's 2025 Form 10-K and Note 3: Securities in Part I, Item 1 of this report for additional information on the securities portfolio.

Loans

	March 31,	December 31,	Change
	2026	2025	Dollars	Percent
Real estate construction	$53,500	$40,694	$12,806	31.47%
Consumer real estate	331,110	328,653	2,457	0.75%
Commercial real estate	452,881	467,783	(14,902)	(3.19)%
Commercial non real estate	50,736	52,018	(1,282)	(2.46)%
Public sector and IDA	62,740	63,677	(937)	(1.47)%
Consumer non real estate	45,097	47,101	(2,004)	(4.25)%
Less: deferred fees and costs	(674)	(616)	(58)	9.42%
Loans, net of deferred fees and costs	$995,390	$999,310	$(3,920)	(0.39)%

Lower demand and increased competition resulted in a slight decrease in the loan portfolio when March 31, 2026 is compared with December 31, 2025. The Company is positioned to make every loan that meets its underwriting standards.

Deposits

	March 31,	December 31,	Change
	2026	2025	Dollars	Percent
Noninterest-bearing demand deposits	$302,844	$313,022	$(10,178)	(3.25)%
Interest-bearing demand deposits	866,848	853,756	13,092	1.53%
Savings deposits	145,134	142,645	2,489	1.74%
Time deposits	314,938	317,510	(2,572)	(0.81)%
Total deposits	$1,629,764	$1,626,933	$2,831	0.17%

The Company continues to focus on providing new deposit products that provide additional functionality and marketing opportunity, enabled by the core system conversion completed in 2025. During the first quarter of 2026, the Company implemented a treasury management suite for commercial and municipal deposit customers, with additional product releases planned throughout 2026.

The Company’s depositors within its market area are diverse, including individuals, businesses and municipalities. The Company does not have any brokered deposits. Depositors are insured up to the FDIC maximum of $250 thousand. Municipal deposits, which account for approximately 22% of the Company’s deposits, have additional security from bonds pledged as collateral, in accordance with state regulation. Uninsured non-municipal deposits are approximately 20% of total deposits. As of March 31, 2026, the Company's largest deposit relationship was 5.15% of total deposits.

Capital Resources

	March 31,	December 31,	Change
	2026	2025	Dollars	Percent
Common stock and additional paid in capital	$22,086	$22,024	$62	0.28%
Retained earnings	207,539	202,558	4,981	2.46%
Accumulated other comprehensive loss	(42,227)	(39,674)	(2,553)	(6.43)%
Total stockholders’ equity	$187,398	$184,908	$2,490	1.35%

The increase in stockholders’ equity reflects net income for the three months ended March 31, 2026, partially offset by a decrease in market value of securities available for sale when March 31, 2026 is compared with December 31, 2025.

The Company qualifies as a small bank holding company under the Federal Reserve’s Small Bank Holding Company Policy Statement, which exempts bank holding companies with less than $3 billion in assets from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements. NBB is subject to various capital requirements administered by banking agencies, including an additional capital conservation buffer in order to make capital distributions or discretionary bonus payments. Risk-based capital ratios are calculated in compliance with OCC rules based on the Basel III Capital Rules. Capital ratios for NBB are shown in the following table.

	March 31, 2026	December 31, 2025	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservation Buffer
Common Equity Tier I Capital Ratio	16.61%	16.16%	4.50%	7.00%
Tier I Capital Ratio	16.61%	16.16%	6.00%	8.50%
Total Capital Ratio	17.46%	17.02%	8.00%	10.50%
Leverage Ratio	10.69%	10.42%	4.00%	4.00%

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

As of March 31, 2026, the Company had $303,165 of borrowing capacity from the FHLB and $184,437 of borrowing capacity at the Federal Reserve Bank discount window. As of March 31, 2026, the Company did not have purchased deposits, discount window borrowings or short-term borrowings.

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

Regulatory capital levels determine the Company’s ability to use purchased deposits and the Federal Reserve Bank discount window. As of March 31, 2026, the Company is considered well capitalized and does not have any restrictions on purchased deposits or borrowing ability at the Federal Reserve Bank discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. As of March 31, 2026, the Company’s liquidity is sufficient to meet projected trends.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. As of March 31, 2026, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s internally-set target range. As of March 31, 2026, the loan to deposit ratio was 61.08%. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

As of March 31, 2026, the Company was not aware of any other known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of March 31, 2026, the Company has no material commitments for long-term debt or for capital expenditures.

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

While it would be possible for customers to fully draw on approved lines of credit and for beneficiaries to call all letters of credit, historically this has not occurred. In the event of a sudden and substantial draw on these lines, the Company would manage liquidity using borrowing capacity, raising additional deposits, or selling securities available for sale or loans.

The Company sells mortgages on the secondary market subject to recourse agreements. The mortgages originated must meet strict underwriting and documentation requirements for the sale to be completed. To date, no recourse provisions have ever been invoked. If the Company identified a factor or trend that indicated recourse risk, a loss reserve would be recorded.

Contractual Obligations

The Company had no finance lease or purchase obligations and no long-term debt at March 31, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Please refer to the “Risk Factors” previously disclosed in Item 1A of the Company's 2025 Form 10-K and the factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” in Part I. Item 2 of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
None.
(b)
None.
(c)
During the fiscal quarter ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

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
+101

The following materials from National Bankshares, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2026 are formatted in iXBRL (Inline Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets at March 31, 2026 and December 31, 2025; (ii) Consolidated Statements of Income for the three months ended March 31, 2026 and 2025; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2026 and 2025; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025; and (vi) Notes to Consolidated Financial Statements.

Filed herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

Date: May 13, 2026	/s/ Lara E. Ramsey
By: Lara E. Ramsey
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2026	/s/ Lora M. Jones
By: Lora M. Jones
Treasurer and
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)