Form 10-Q
period 2026-06-30
NATIONAL BANKSHARES INC
filed 2026-08-12
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Outstanding shares of common stock at August 12, 2026
6,370,620

NATIONAL BANKSHARES, INC.

Form 10-Q

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

National Bankshares, Inc.

Consolidated Balance Sheets

	(Unaudited)
(in thousands, except share and per share data)	June 30, 2026	December 31, 2025
Assets
Cash and due from banks	$8,854	$8,419
Interest-bearing deposits	45,709	50,831
Total cash and cash equivalents	54,563	59,250
Securities available for sale, at fair value	652,660	654,377
Mortgage loans held for sale	331	-
Loans:
Real estate construction loans	72,220	40,694
Consumer real estate loans	330,204	328,653
Commercial real estate loans	456,181	467,783
Commercial non real estate loans	49,616	52,018
Public sector and IDA loans	62,124	63,677
Consumer non real estate loans	45,067	47,101
Total loans	1,015,412	999,926
Less: deferred fees and costs	(758)	(616)
Loans, net of deferred fees and costs	1,014,654	999,310
Less: allowance for credit losses on loans	(10,047)	(9,892)
Loans, net	1,004,607	989,418
Premises and equipment, net	18,269	18,479
Accrued interest receivable	7,029	6,538
Goodwill	10,718	10,718
Core deposit intangible, net	1,319	1,490
Bank-owned life insurance ("BOLI")	49,174	48,568
Other assets	34,030	35,668
Total assets	$1,832,700	$1,824,506
Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$313,453	$313,022
Interest-bearing demand deposits	861,560	853,756
Savings deposits	139,593	142,645
Time deposits	314,850	317,510
Total deposits	1,629,456	1,626,933
Accrued interest payable	1,439	1,581
Other liabilities	9,574	11,084
Total liabilities	1,640,469	1,639,598
Commitments and contingencies
Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	$-	$-
Common stock of $1.25 par value and additional paid in capital. Authorized 10,000,000 shares; issued and outstanding 6,370,620 (including 4,619 unvested) shares as of June 30, 2026 and 6,368,410 (including 5,039 unvested) shares as of December 31, 2025	22,149	22,024
Retained earnings	207,789	202,558
Accumulated other comprehensive loss, net	(37,707)	(39,674)
Total stockholders' equity	192,231	184,908
Total liabilities and stockholders' equity	$1,832,700	$1,824,506

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,
(in thousands, except share and per share data)	2026	2025
Interest Income
Interest and fees on loans	$14,068	$13,494
Interest on federal funds sold	-	2
Interest on interest-bearing deposits	605	978
Interest on securities – taxable	4,439	3,725
Interest on securities – nontaxable	342	337
Total interest income	19,454	18,536
Interest Expense
Interest on time deposits	2,541	3,058
Interest on other deposits	3,856	4,488
Interest on borrowings	7	-
Total interest expense	6,404	7,546
Net interest income	13,050	10,990
Provision for credit losses	317	36
Net interest income after provision for credit losses	12,733	10,954
Noninterest Income
Service charges on deposit accounts	690	734
Other service charges and fees	69	73
Credit and debit card fees, net	544	366
Trust income	667	578
BOLI income	306	297
Gain on sale of mortgage loans held for sale	75	54
Other income	278	177
Gain on sale of equity investment	6,566	–
Loss on sale of securities, net	(6,549)	–
Total noninterest income	2,646	2,279
Noninterest Expense
Salaries and employee benefits	5,788	5,211
Occupancy, furniture and fixtures	838	731
Data processing	965	617
FDIC assessment	207	210
Intangible asset amortization	84	95
Franchise taxes	351	358
Professional services	358	509
Core system conversion expense	–	1,977
Other operating expenses	711	874
Total noninterest expense	9,302	10,582
Income before income tax expense	6,077	2,651
Income tax expense	1,048	362
Net Income	$5,029	$2,289
Basic net income per common share	$0.79	$0.36
Diluted net income per common share	$0.79	$0.36
Weighted average number of common shares outstanding, basic	6,363,920	6,358,917
Weighted average number of common shares outstanding, diluted	6,367,161	6,361,582
Dividends declared per common share	$0.75	$0.73

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Comprehensive Income

Three Months Ended June 30, 2026 and 2025

(Unaudited)

	Three months ended June 30,
(in thousands)	2026	2025
Net Income	$5,029	$2,289

Other Comprehensive Income, Net of Tax
Unrealized holding (loss) gain on available for sale securities net of tax of ($173) and $1,000 for the periods ended June 30, 2026 and 2025, respectively	(654)	3,763
Reclassification adjustment for loss included in net income, net of tax of $1,375 in 2026	5,174	-
Other comprehensive income, net of tax	4,520	3,763
Total Comprehensive Income	$9,549	$6,052

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Income
(Unaudited)

	For the Six Months Ended June 30,
(in thousands, except share and per share data)	2026	2025
Interest Income
Interest and fees on loans	$28,012	$26,454
Interest on federal funds sold	-	5
Interest on interest-bearing deposits	1,029	2,017
Interest on securities – taxable	8,672	7,585
Interest on securities – nontaxable	682	673
Total interest income	38,395	36,734
Interest Expense
Interest on time deposits	5,172	6,369
Interest on other deposits	7,543	9,124
Interest on borrowings	7	-
Total interest expense	12,722	15,493
Net interest income	25,673	21,241
Provision for credit losses	244	312
Net interest income after provision for credit losses	25,429	20,929
Noninterest Income
Service charges on deposit accounts	1,339	1,433
Other service charges and fees	211	156
Credit and debit card fees, net	1,001	783
Trust income	1,251	1,157
BOLI income	607	589
Gain on sale of mortgage loans held for sale	94	79
Other income	805	642
Gain on sale of equity investment	6,566	-
Loss on sale of securities, net	(6,549)	-
Total noninterest income	5,325	4,839
Noninterest Expense
Salaries and employee benefits	11,622	10,391
Occupancy, furniture and fixtures	1,722	1,470
Data processing	1,893	1,600
FDIC assessment	414	417
Intangible asset amortization	171	192
Franchise taxes	701	731
Professional services	731	808
Core system conversion expense	-	2,023
Other operating expenses	1,376	1,583
Total noninterest expense	18,630	19,215
Income before income tax expense	12,124	6,553
Income tax expense	2,114	1,028
Net Income	$10,010	$5,525
Basic net income per common share	$1.57	$0.87
Diluted net income per common share	$1.57	$0.87
Weighted average number of common shares outstanding, basic	6,363,647	6,358,665
Weighted average number of common shares outstanding, diluted	6,366,660	6,360,990
Dividends declared per common share	$0.75	$0.73

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Comprehensive Income

Six Months Ended June 30, 2026 and 2025

(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2026	2025
Net Income	$10,010	$5,525

Other Comprehensive Income, Net of Tax
Unrealized holding (loss) gain on available for sale securities net of tax of ($853) and $3,017 for the periods ended June 30, 2026 and 2025, respectively	(3,207)	11,353
Reclassification adjustment for loss included in net income, net of tax of $1,375 in 2026	5,174	-
Other comprehensive income, net of tax	1,967	11,353
Total Comprehensive Income	$11,977	$16,878

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended June 30, 2026 and 2025

(Unaudited)

(in thousands except share data)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at March 31, 2025	$21,874	$199,579	$(54,175)	$167,278
Net income	–	2,289	–	2,289
Cash dividends of $0.73 per share	–	(4,645)	–	(4,645)
Other comprehensive income, net of tax of $1,000	–	–	3,763	3,763
Stock based compensation	51	–	–	51
Balances at June 30, 2025	$21,925	$197,223	$(50,412)	$168,736

Balances at March 31, 2026	$22,086	$207,539	$(42,227)	$187,398
Net income	–	5,029	–	5,029
Cash dividends of $0.75 per share	–	(4,779)	–	(4,779)
Other comprehensive income, net of tax of $1,202	–	–	4,520	4,520
Stock based compensation	63	–	–	63
Balances at June 30, 2026	$22,149	$207,789	$(37,707)	$192,231

Six Months Ended June 30, 2026 and 2025

(Unaudited)

(in thousands except per share data)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2024	$21,831	$196,343	$(61,765)	$156,409
Net income	–	5,525	–	5,525
Cash dividends of $0.73 per share	–	(4,645)	–	(4,645)
Other comprehensive income, net of tax of $3,017	–	–	11,353	11,353
Stock based compensation	94	–	–	94
Balances at June 30, 2025	$21,925	$197,223	$(50,412)	$168,736

Balances at December 31, 2025	$22,024	$202,558	$(39,674)	$184,908
Net income	–	10,010	–	10,010
Cash dividends of $0.75 per share	–	(4,779)	–	(4,779)
Other comprehensive income, net of tax of $522	–	–	1,967	1,967
Stock based compensation	125	–	–	125
Balances at June 30, 2026	$22,149	$207,789	$(37,707)	$192,231

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2026 and 2025

(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2026	2025
Cash Flows from Operating Activities
Net income	$10,010	$5,525
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	244	312
Depreciation of premises and equipment	634	509
Amortization of premiums and accretion of discounts on securities, net	432	525
Loss on sale of securities available for sale, net	6,549	-
Amortization of core deposit intangible	171	192
Accretion of fair value of acquired loans	(594)	(615)
Amortization of fair value of acquired time deposits and leases	25	92
Origination of mortgage loans held for sale	(6,916)	(5,270)
Proceeds from sale of mortgage loans held for sale	6,679	4,896
Gain on sale of mortgage loans held for sale	(94)	(79)
Increase in cash value of bank-owned life insurance	(607)	(589)
Gain on disposal of premises and equipment, net	(9)	-
Gain on sale of equity investment	(6,566)	-
Equity based compensation expense	125	94
Net change in:
Accrued interest receivable	(491)	56
Other assets	(1,160)	(352)
Accrued interest payable	(142)	60
Other liabilities	(1,478)	(723)
Net cash provided by operating activities	6,812	4,633

Cash Flows from Investing Activities
Proceeds from repayments of mortgage-backed securities	16,641	6,722
Proceeds from calls, sales and maturities of securities available for sale	137,317	19,000
Purchases of available for sale securities	(156,733)	-
Net change in restricted stock	(25)	-
Proceeds from sale of equity investment	8,856	-
Purchase of loan participations	(13,162)	(17,027)
Collection of loan participations	880	2,060
Loan originations and principal collections, net	(2,744)	(7,418)
Recoveries on loans charged off	171	91
Purchases of premises and equipment	(419)	(1,506)
Proceeds from sale of premises and equipment	9	-
Net cash (used in) provided by investing activities	(9,209)	1,922

Cash Flows from Financing Activities
Net change in time deposits	(2,694)	(18,345)
Net change in other deposits	5,183	1,167
Cash dividends paid	(4,779)	(4,645)
Net cash used in financing activities	(2,290)	(21,823)
Net change in cash and cash equivalents	(4,687)	(15,268)
Cash and cash equivalents at beginning of period	59,250	108,117
Cash and cash equivalents at end of period	$54,563	$92,849

	For the Six Months Ended June 30,
(in thousands)	2026	2025
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$12,830	$15,433
Income taxes	1,820	1,076

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for credit losses	$276	$253
Unrealized holding gain on securities available for sale	2,489	14,370
Lease liabilities arising from obtaining right-of-use assets during the period	-	354

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Notes to Consolidated Financial Statements

June 30, 2026

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

Application of the principles of GAAP and practices within the banking industry require management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statement; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions, and judgments. Certain policies inherently rely more extensively on the use of estimates, assumptions, and judgments and as such may have a greater possibility of producing results that could be materially different than originally reported. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses on loans and pension plan.

The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”). The Company’s significant accounting policies followed in preparation of the unaudited consolidated financial statements are disclosed in Note 1 of the Company's 2025 Form 10-K. All amounts and disclosures included in this quarterly report as of December 31, 2025, were derived from the Company’s audited consolidated financial statements. Certain items in the prior period financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or stockholders’ equity. The Company posts all reports required to be filed under the Securities Exchange Act of 1934 on its web site at www.nationalbankshares.com.

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

Recent Accounting Pronouncements

ASU 2025-08

In November 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2025-08,“Financial Instruments—Credit Losses (Topic 326): Purchased Loans.” The amendments in this ASU expand the population of acquired financial assets accounted for using the gross-up approach. Acquired loans (excluding credit cards) are deemed purchased seasoned loans and accounted for using the gross-up approach upon acquisition if criteria established by the new guidance are met. This change aims to enhance comparability, consistency, and better reflect the economics of acquiring financial assets. This ASU is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. If an entity adopts this ASU in an interim reporting period, it should apply it as of the beginning of that interim reporting period or the beginning of the annual reporting period that includes that interim reporting period. The Company does not expect the adoption of ASU 2025-08 to have a material impact on its consolidated financial statements at the time of adoption; however, is considering the impacts to future acquisition activity.

ASU 2024-03

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specified information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The FASB subsequently issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

Note 2: Loans and Allowance for Credit Losses

Loans

Loans include acquired loans and originated loans. Acquired loans are presented at their outstanding principal balance, net of the remaining purchase discount of $4,957 as of June 30, 2026 and $5,551 as of December 31, 2025. Originated loans as of June 30, 2026 and December 31, 2025 are presented at amortized cost. Accrued interest receivable of $3,780 at June 30, 2026 and $3,361 at December 31, 2025 is not included in total loans above and is excluded from the Company's estimate of credit losses on loans.

Past Due and Nonaccrual Loans

The following tables present the aging of past due loans, by loan pool, as of the dates indicated.

June 30, 2026	Accruing Current Loans	Accruing Loans 30 – 89 Days Past Due	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans	Total Loans	Accruing and Nonaccrual 90 or More Days Past Due
Real Estate Construction
Construction, 1-4 family residential	$17,059	$415	$-	$-	$17,474	$-
Construction, other	54,746	-	-	-	54,746	-
Consumer Real Estate
Equity line	28,218	14	109	-	28,341	109
Residential closed-end first liens	194,398	1,448	116	-	195,962	116
Residential closed-end junior liens	10,570	5	-	-	10,575	-
Investor-owned residential real estate	95,326	-	-	-	95,326	-
Commercial Real Estate
Multifamily residential real estate	143,158	-	-	-	143,158	-
Commercial real estate owner-occupied	127,444	88	-	178	127,710	179
Commercial real estate, other	185,156	-	-	157	185,313	-
Commercial Non Real Estate
Commercial and industrial	49,124	492	-	-	49,616	-
Public Sector and IDA
States and political subdivisions	62,124	-	-	-	62,124	-
Consumer Non Real Estate
Credit cards	4,718	1	1	-	4,720	1
Automobile	13,102	241	-	-	13,343	-
Other consumer loans	26,637	350	17	-	27,004	17
Total	$1,011,780	$3,054	$243	$335	$1,015,412	$422

December 31, 2025	Accruing Current Loans	Accruing Loans 30 – 89 Days Past Due	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans	Total Loans	Accruing and Nonaccrual 90 or More Days Past Due
Real Estate Construction
Construction, 1-4 family residential	$11,282	$-	$-	$-	$11,282	$-
Construction, other	29,101	311	-	-	29,412	-
Consumer Real Estate
Equity line	27,494	-	50	-	27,544	50
Residential closed-end first liens	196,857	1,447	-	-	198,304	-
Residential closed-end junior liens	11,154	6	-	-	11,160	-
Investor-owned residential real estate	91,471	174	-	-	91,645	-
Commercial Real Estate
Multifamily residential real estate	148,644	189	-	-	148,833	-
Commercial real estate owner-occupied	130,856	-	429	188	131,473	617
Commercial real estate, other	186,939	538	-	-	187,477	-
Commercial Non Real Estate
Commercial and industrial	51,435	248	335	-	52,018	335
Public Sector and IDA
States and political subdivisions	63,677	-	-	-	63,677	-
Consumer Non Real Estate
Credit cards	4,727	7	2	-	4,736	2
Automobile	12,707	245	14	-	12,966	14
Other consumer loans	28,991	357	51	-	29,399	51
Total	$995,335	$3,522	$881	$188	$999,926	$1,069

The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	June 30, 2026			December 31, 2025
	With No Allowance	With an Allowance	Total	With No Allowance	With an Allowance	Total
Commercial Real Estate
Commercial real estate owner-occupied	$-	$178	$178	$-	$188	$188
Commercial real estate, other	-	157	157	-	-	-
Total	$-	$335	$335	$-	$188	$188

No accrued interest receivable was reversed against interest income during the three and six months ended June 30, 2026 or June 30, 2025.

Allowance for Credit Losses on Loans (“ACLL”)

The following tables present the activity in the ACLL by portfolio segment for the periods indicated:

	Activity in the ACLL for the Six Months Ended June 30, 2026
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non-Real Estate	Total
Balance, December 31, 2025	$337	$3,823	$3,805	$849	$308	$770	$9,892
Charge-offs	-	-	-	(22)	-	(254)	(276)
Recoveries	-	3	-	52	-	116	171
Provision for (recovery of) credit losses	334	(10)	29	(205)	17	95	260
Balance, June 30, 2026	$671	$3,816	$3,834	$674	$325	$727	$10,047

	Activity in the ACLL for the Six Months Ended June 30, 2025
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Total
Balance, December 31, 2024	$350	$3,945	$4,320	$658	$338	$651	$10,262
Charge-offs	-	(3)	-	-	-	(250)	(253)
Recoveries	-	-	16	31	-	44	91
Provision for (recovery of) credit losses	16	(6)	99	(64)	(15)	292	322
Balance, June 30, 2025	$366	$3,936	$4,435	$625	$323	$737	$10,422

	Activity in the ACLL for the Year Ended December 31, 2025
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Total
Balance, December 31, 2024	$350	$3,945	$4,320	$658	$338	$651	$10,262
Charge-offs	-	(3)	-	(50)	-	(529)	(582)
Recoveries	-	-	133	33	-	109	275
Provision for (recovery of) credit losses	(13)	(119)	(648)	208	(30)	539	(63)
Balance, December 31, 2025	$337	$3,823	$3,805	$849	$308	$770	$9,892

The following tables present information about the ACLL for individually evaluated loans and collectively evaluated loans by portfolio segment as of the dates indicated.

	ACLL by Segment and Evaluation Method
June 30, 2026	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non-Real Estate	Total
Individually evaluated	$–	$35	$103	$–	$–	$–	$138
Collectively evaluated	671	3,781	3,731	674	325	727	9,909
Total	$671	$3,816	$3,834	$674	$325	$727	$10,047

	ACLL by Segment and Evaluation Method
December 31, 2025	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Total
Individually evaluated	$-	$26	$80	$-	$-	$-	$106
Collectively evaluated	337	3,797	3,725	849	308	770	9,786
Total	$337	$3,823	$3,805	$849	$308	$770	$9,892

The following tables present information about individually evaluated loans and collectively evaluated loans by portfolio segment as of the dates indicated.

	Loans by Segment and Evaluation Method
June 30, 2026	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non-Real Estate	Total
Individually evaluated	$–	$639	$9,391	$–	$–	$–	$10,030
Collectively evaluated	72,220	329,565	446,790	49,616	62,124	45,067	1,005,382
Total	$72,220	$330,204	$456,181	$49,616	$62,124	$45,067	$1,015,412

	Loans by Segment and Evaluation Method
December 31, 2025	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Total
Individually evaluated	$-	$465	$8,337	$-	$-	$-	$8,802
Collectively evaluated	40,694	328,188	459,446	52,018	63,677	47,101	991,124
Total	$40,694	$328,653	$467,783	$52,018	$63,677	$47,101	$999,926

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

As of June 30, 2026 and December 31, 2025, two of the Company’s individually evaluated loans were collateral dependent and secured by real estate. The following table provides detail on collateral dependent loans as of the dates indicated:

	June 30, 2026		December 31, 2025
	Balance	Related Allowance	Balance	Related Allowance
Commercial Real Estate
Commercial real estate, owner occupied	$6,183	$-	$6,248	$-
Commercial real estate, other	663	-	673	-
Total Loans	$6,846	$-	$6,921	$-

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

The following tables present the amortized cost basis of the loan portfolio by year of origination, loan class and credit quality as of the dates indicated.

	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans Converted
June 30, 2026	Prior	2022	2023	2024	2025	2026	Revolving	to Term	Total
Construction, residential
Pass	$-	$-	$688	$415	$5,162	$1,023	$10,166	$20	$17,474
Construction, other
Pass	$3,592	$1,056	$23,849	$569	$6,129	$15,023	$4,528	$-	$54,746
Equity lines
Pass	$-	$-	$-	$-	$-	$-	$28,232	$-	$28,232
Classified	-	-	-	-	-	-	109	-	109
Total	$-	$-	$-	$-	$-	$-	$28,341	$-	$28,341
Residential closed-end first liens
Pass	$81,024	$32,375	$28,451	$18,070	$23,532	$11,906	$95	$-	$195,453
Special Mention	-	126	-	-	-	-	-	-	126
Classified	383	-	-	-	-	-	-	-	383
Total	$81,407	$32,501	$28,451	$18,070	$23,532	$11,906	$95	$-	$195,962
Residential closed-end junior liens
Pass	$1,056	$1,686	$1,097	$2,590	$3,311	$802	$33	$-	$10,575
Investor-owned residential real estate
Pass	$57,231	$10,695	$2,760	$3,650	$11,291	$5,579	$3,480	$-	$94,686
Classified	640	-	-	-	-	-	-	-	640
Total	$57,871	$10,695	$2,760	$3,650	$11,291	$5,579	$3,480	$-	$95,326
Multifamily residential real estate
Pass	$68,395	$22,732	$3,602	$12,957	$31,119	$3,120	$104	$-	$142,029
Classified	184	945	-	-	-	-	-	-	1,129
Total	$68,579	$23,677	$3,602	$12,957	$31,119	$3,120	$104	$-	$143,158
Commercial real estate, owner-occupied
Pass	$71,374	$21,461	$8,937	$6,276	$4,526	$4,729	$2,767	$400	$120,470
Special mention	6,183	-	-	-	-	-	-	-	6,183
Classified	914	-	-	-	-	-	143	-	1,057
Total	$78,471	$21,461	$8,937	$6,276	$4,526	$4,729	$2,910	$400	$127,710
Commercial real estate, other
Pass	$126,538	$30,048	$14,007	$5,417	$2,760	$3,173	$1,952	$-	$183,895
Special Mention	663	-	-	-	-	-	-	-	663
Classified	171	427	157	-	-	-	-	-	755
Total	$127,372	$30,475	$14,164	$5,417	$2,760	$3,173	$1,952	$-	$185,313
Commercial and industrial
Pass	$16,146	$1,988	$2,335	$7,618	$6,381	$6,047	$9,050	$-	$49,565
Special Mention	-	-	-	-	-	-	37	-	37
Classified	-	-	-	-	-	-	14	-	14
Total	$16,146	$1,988	$2,335	$7,618	$6,381	$6,047	$9,101	$-	$49,616
Public sector and IDA
Pass	$40,424	$5,277	$6,386	$37	$-	$-	$10,000	$-	$62,124
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$4,720	$-	$4,720
Automobile
Pass	$106	$429	$1,422	$2,313	$4,865	$4,191	$-	$-	$13,326
Classified	-	-	-	-	17	-	-	-	17
Total	$106	$429	$1,422	$2,313	$4,882	$4,191	$-	$-	$13,343
Other consumer
Pass	$618	$512	$1,406	$4,479	$11,518	$6,768	$1,421	$225	$26,947
Special Mention	-	-	-	4	-	29	-	-	33
Classified	-	-	-	-	24	-	-	-	24
Total	$618	$512	$1,406	$4,483	$11,542	$6,797	$1,421	$225	$27,004
Total Loans
Pass	$466,504	$128,259	$94,940	$64,391	$110,594	$62,361	$76,548	$645	$1,004,242
Special Mention	6,846	126	-	4	-	29	37	-	7,042
Classified	2,292	1,372	157	-	41	-	266	-	4,128
Total	$475,642	$129,757	$95,097	$64,395	$110,635	$62,390	$76,851	$645	$1,015,412

	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans Converted
December 31, 2025	Prior	2021	2022	2023	2024	2025	Revolving	to Term	Total
Construction, residential
Pass	$-	$-	$-	$265	$1,135	$5,780	$3,565	$537	$11,282
Construction, other
Pass	$3,702	$752	$1,107	$16,721	$1,045	$2,293	$3,742	$50	$29,412
Equity lines
Pass	$-	$-	$-	$-	$-	$-	$27,494	$-	$27,494
Classified	-	-	-	-	-	-	50	-	50
Total	$-	$-	$-	$-	$-	$-	$27,544	$-	$27,544
Residential closed-end first liens
Pass	$54,388	$32,152	$33,508	$27,107	$21,529	$25,624	$39	$3,673	$198,020
Special mention	47	-	130	-	-	-	-	-	177
Classified	107	-	-	-	-	-	-	-	107
Total	$54,542	$32,152	$33,638	$27,107	$21,529	$25,624	$39	$3,673	$198,304
Residential closed-end junior liens
Pass	$1,208	$241	$1,757	$1,269	$3,106	$3,547	$32	$-	$11,160
Investor-owned residential real estate
Pass	$44,806	$15,403	$10,847	$2,956	$3,760	$11,172	$2,236	$-	$91,180
Classified	465	-	-	-	-	-	-	-	465
Total	$45,271	$15,403	$10,847	$2,956	$3,760	$11,172	$2,236	$-	$91,645
Multifamily residential real estate
Pass	$40,234	$38,409	$26,165	$4,126	$13,043	$26,180	$137	$-	$148,294
Classified	189	-	350	-	-	-	-	-	539
Total	$40,423	$38,409	$26,515	$4,126	$13,043	$26,180	$137	$-	$148,833
Commercial real estate, owner occupied
Pass	$69,884	$6,700	$24,662	$9,084	$5,913	$4,810	$2,669	$-	$123,722
Special mention	6,248	-	-	-	-	-	-	-	6,248
Classified	1,014	102	-	-	125	-	262	-	1,503
Total	$77,146	$6,802	$24,662	$9,084	$6,038	$4,810	$2,931	$-	$131,473
Commercial real estate, other
Pass	$96,143	$34,432	$30,660	$14,173	$6,047	$3,039	$1,613	$-	$186,107
Classified	673	-	538	159	-	-	-	-	1,370
Total	$96,816	$34,432	$31,198	$14,332	$6,047	$3,039	$1,613	$-	$187,477
Commercial and industrial
Pass	$6,927	$9,845	$2,502	$3,318	$9,388	$7,662	$11,842	$170	$51,654
Special mention	-	-	-	-	-	-	20	-	20
Classified	-	-	-	-	313	-	31	-	344
Total	$6,927	$9,845	$2,502	$3,318	$9,701	$7,662	$11,893	$170	$52,018
Public sector and IDA
Pass	$18,540	$23,207	$5,495	$6,390	$45	$-	$10,000	$-	$63,677
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$4,736	$-	$4,736
Automobile
Pass	$49	$212	$700	$2,257	$3,390	$6,343	$-	$-	$12,951
Classified	-	1	-	-	-	14	-	-	15
Total	$49	$213	$700	$2,257	$3,390	$6,357	$-	$-	$12,966
Other Consumer
Pass	$371	$413	$933	$2,235	$6,033	$17,762	$1,589	$-	$29,336
Special mention	-	-	-	-	5	0	-	-	5
Classified	-	-	3	47	4	2	2	-	58
Total	$371	$413	$936	$2,282	$6,042	$17,764	$1,591	$-	$29,399
Total Loans
Pass	$336,252	$161,766	$138,336	$89,901	$74,434	$114,212	$69,694	$4,430	$989,025
Special mention	6,295	-	130	-	5	-	20	-	6,450
Classified	2,448	103	891	206	442	16	345	-	4,451
Total	$344,995	$161,869	$139,357	$90,107	$74,881	$114,228	$70,059	$4,430	$999,926

The following tables present gross charge offs during the periods indicated, by loan class and year of origination:

	Gross Charge Offs by Origination Year for the Six Months Ended June 30, 2026							Revolving Loans Converted
	Prior	2022	2023	2024	2025	2026	Revolving	to Term	Total
Commercial and industrial	$-	$-	$-	$-	$-	$-	$22	$-	$22
Credit cards	-	-	-	-	-	-	38	-	38
Automobile	1	-	-	-	17	-	-	-	18
Other consumer	-	3	18	68	39	68	2	-	198
Total gross charge-offs	$1	$3	$18	$68	$56	$68	$62	$-	$276

	Gross Charge Offs by Origination Year for the Twelve Months Ended December 31, 2025							Revolving Loans Converted
	Prior	2021	2022	2023	2024	2025	Revolving	to Term	Total
Residential closed-end first liens	$3	$-	$-	$-	$-	$-	$-	$-	$3
Commercial and industrial	-	-	-	50	-	-	-	-	50
Credit cards	-	-	-	-	-	-	54	-	54
Automobile	-	4	22	59	23	-	-	-	108
Other consumer	-	1	36	40	78	212	-	-	367
Total gross charge-offs	$3	$5	$58	$149	$101	$212	$54	$-	$582

Loan Modifications to Borrowers Experiencing Financial Difficulty

On the date a loan is modified, the Company assesses whether the borrower is experiencing financial difficulty. If the borrower is experiencing financial difficulty, the loan is risk rated special mention or classified, as appropriate. If the loan exceeds $400, if it is placed in nonaccrual, or if foreclosure is probable, the loan is individually evaluated for the ACLL. No loans were modified for borrowers experiencing financial difficulty during the three and six month periods ended June 30, 2026, or June 30, 2025.

Consumer Real Estate Loans In Process of Foreclosure

As of June 30, 2026, there were three consumer real estate loans totaling $130 in process of foreclosure. As of December 31, 2025, three consumer real estate loans totaling $126 were in process of foreclosure.

ACL for Unfunded Commitments

The following tables present the balance and activity in the ACL for unfunded commitments for the six months ended June 30, 2026 and 2025:

Allowance for Credit Losses on Unfunded Commitments
Balance, December 31, 2025	$298
Recovery of credit losses	(16)
Balance, June 30, 2026	$282

Balance, December 31, 2024	$251
Recovery of credit losses	(10)
Balance, June 30, 2025	$241

Note 3: Securities

The amortized cost and estimated fair value of securities available for sale along with gross unrealized gains and losses as of the dates indicated are summarized as follows:

June 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies and corporations	$190,735	$-	$20,599	$170,136
States and political subdivisions	177,135	-	24,406	152,729
Mortgage-backed securities	329,651	353	4,173	325,831
Corporate debt securities	4,502	-	538	3,964
Total securities available for sale	$702,023	$353	$49,716	$652,660

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies and corporations	$312,353	$-	$24,298	$288,055
States and political subdivisions	177,453	-	23,736	153,717
Mortgage-backed securities	210,918	129	3,406	207,641
Corporate debt securities	5,505	-	541	4,964
Total securities available for sale	$706,229	$129	$51,981	$654,377

The following tables present information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous loss position, as of the dates indicated:

	Less Than 12 Months		12 Months or More
June 30, 2026	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies and corporations	$1,986	$14	$168,150	$20,585
State and political subdivisions	2,797	378	149,548	24,028
Mortgage-backed securities	187,949	1,796	36,248	2,377
Corporate debt securities	-	-	3,964	538
Total temporarily impaired securities	$192,732	$2,188	$357,910	$47,528

	Less Than 12 Months		12 Months or More
December 31, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies and corporations	$-	$-	$288,055	$24,298
State and political subdivisions	1,680	364	151,652	23,372
Mortgage-backed securities	55,986	223	99,446	3,183
Corporate debt securities	-	-	4,964	541
Total temporarily impaired securities	$57,666	$587	$544,117	$51,394

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

At June 30, 2026, the Company had 410 securities with a fair value of $550,642 in an unrealized loss position. The Company reviews securities in an unrealized loss position to evaluate credit risk. The Company considers payment history, risk ratings from external parties, financial statements for municipal and corporate securities, public statements from issuers and other available credible published sources in evaluating credit risk. No credit losses were identified and no ACL on securities available for sale was recorded as of June 30, 2026. The unrealized losses are attributed to noncredit-related factors, including changes in interest rates and other market conditions. The Company does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the cost basis of the investments. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

The amortized cost and fair value of securities available for sale at June 30, 2026, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity.

June 30, 2026	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$20,517	$20,305
Due after one year through five years	130,924	119,640
Due after five years through ten years	178,222	154,468
Due after ten years	372,360	358,247
Total securities available for sale	$702,023	$652,660

Accrued interest receivable on securities, included in accrued interest receivable on the Consolidated Balance Sheets, totaled $3,249 at June 30, 2026 and $3,177 at December 31, 2025.

The deferred tax asset for the net unrealized loss on securities available for sale was $10,366 as of June 30, 2026 and $10,889 as of December 31, 2025. The deferred tax asset is included in other assets on the Consolidated Balance Sheets.

Realized Securities Gains and Losses

During 2026, the Company realized a loss of $6,549 on the sale securities under a restructuring plan to manage interest rate risk. No securities were sold in 2025. Information pertaining to realized losses on sold securities follows:

	Sale of Available for Sale Securities
For the Three and Six Months Ended	Proceeds	Amortized Cost	Gross Gain	Gross Loss	Net Loss
June 30, 2026	$125,317	$131,866	$-	$(6,549)	$(6,549)

Restricted Stock.

The Company held restricted stock of $1,872 as of June 30, 2026 and $1,848 as of December 31, 2025. Restricted stock is reported separately from available for sale securities and is included in other assets on the Consolidated Balance Sheets. As a member of the Federal Reserve and the Federal Home Loan Bank of Atlanta (“FHLB”), NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. The Company purchases stock from or sells stock back to the correspondents based on their calculations. The stock is held by member institutions only and is not actively traded.

Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. In addition to dividends, NBB also benefits from its membership with FHLB through eligibility to borrow from the FHLB, using as collateral NBB’s capital stock investment in the FHLB and qualifying NBB real estate mortgage loans totaling $504,596 at June 30, 2026. The Company’s management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at June 30, 2026, did not determine any impairment.

Note 4: Defined Benefit Plan

The following table presents components of net periodic benefit income for the periods indicated:

	Net Periodic Benefit Income
	Three Months Ended June 30,
	2026	2025
Service cost	$287	$248
Interest cost	341	324
Expected return on plan assets	(739)	(692)
Net periodic benefit income	$(111)	$(120)

	Net Periodic Benefit Income
	Six Months Ended June 30,
	2026	2025
Service cost	$574	$496
Interest cost	682	648
Expected return on plan assets	(1,479)	(1,385)
Net periodic benefit income	$(223)	$(241)

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

		Fair Value Measurement Using
June 30, 2026	Balance	Level 1	Level 2	Level 3
U.S. government agencies and corporations	$170,136	$-	$170,136	$-
States and political subdivisions	152,729	-	152,729	-
Mortgage-backed securities	325,831	-	325,831	-
Corporate debt securities	3,964	-	3,964	-
Total securities available for sale	$652,660	$-	$652,660	$-

		Fair Value Measurement Using
December 31, 2025	Balance	Level 1	Level 2	Level 3
U.S. government agencies and corporations	$288,055	$-	$288,055	$-
States and political subdivisions	153,717	-	153,717	-
Mortgage-backed securities	207,641	-	207,641	-
Corporate debt securities	4,964	-	4,964	-
Total securities available for sale	$654,377	$-	$654,377	$-

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

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on mortgage loans held for sale as of June 30, 2026 or December 31, 2025.

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

As of June 30, 2026, two commercial real estate loans totaling $6,846 were measured under the fair value of collateral method using third party appraisals (Level 2). None of the measurements resulted in a specific allocation. As of December 31, 2025, two commercial real estate loans totaling $6,921 were measured under the fair value of collateral method using third party appraisals (Level 2). None of the measurements resulted in a specific allocation.

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

		Estimated Fair Value
June 30, 2026	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$8,854	$8,854	$-	$-
Interest-bearing deposits	45,709	45,709	-	-
Securities available for sale	652,660	-	652,660	-
Restricted stock, at cost	1,872	-	1,872	-
Mortgage loans held for sale	331	-	331	-
Loans, net	1,004,607	-	-	979,795
Accrued interest receivable	7,029	-	7,029	-
Bank-owned life insurance	49,174	-	49,174	-
Financial liabilities:
Deposits	$1,629,456	$-	$1,314,606	$314,600
Accrued interest payable	1,439	-	1,439	-

		Estimated Fair Value
December 31, 2025	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$8,419	$8,419	$-	$-
Interest-bearing deposits	50,831	50,831	-	-
Securities available for sale	654,377	-	654,377	-
Restricted stock, at cost	1,848	-	1,848	-
Loans, net	989,418	-	-	955,899
Accrued interest receivable	6,538	-	6,538	-
Bank-owned life insurance	48,568	-	48,568	-
Financial liabilities:
Deposits	$1,626,933	$-	$1,309,423	$317,625
Accrued interest payable	1,581	-	1,581	-

Note 6: Components of Accumulated Other Comprehensive Loss

The following tables summarize the activity related to each component of accumulated other comprehensive loss for the periods indicated:

	Net Unrealized Loss on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at March 31, 2025	$(54,503)	$328	$(54,175)
Unrealized holding gain on available for sale securities, net of tax of $1,000	3,763	-	3,763
Balance at June 30, 2025	$(50,740)	$328	$(50,412)

Balance at March 31, 2026	$(43,517)	$1,290	$(42,227)
Unrealized holding loss on available for sale securities, net of tax of ($173)	(654)	-	(654)
Reclassificationi adjustment, net of tax of $1,375	5,174	-	5,174
Balance at June 30, 2026	$(38,997)	$1,290	$(37,707)

	Net Unrealized Loss on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at December 31, 2024	$(62,093)	$328	$(61,765)
Unrealized holding gain on available for sale securities, net of tax of $3,017	11,353	-	11,353
Balance at June 30, 2025	$(50,740)	$328	$(50,412)

Balance at December 31, 2025	$(40,964)	$1,290	$(39,674)
Unrealized holding loss on available for sale securities, net of tax of ($853)	(3,207)	-	(3,207)
Reclassification adjustment, net of tax of $1,375	5,174	-	5,174
Balance at June 30, 2026	$(38,997)	$1,290	$(37,707)

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

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of monthly service fees, overdraft and nonsufficient funds fees, ATM fees, wire transfer fees, and other deposit account related fees. The Company’s performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts. ATM fees are generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Wire transfer fees, overdraft and nonsufficient funds fees and other deposit account related fees are transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at the time of the transaction.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated:

	Three Months Ended June 30,
Noninterest Income	2026	2025
In-scope of Topic 606:
Service charges on deposit accounts	$690	$734
Other service charges and fees	69	73
Credit and debit card fees, net	544	366
Trust income	667	578
Insurance and Investment (1)	208	170
Noninterest Income (in-scope of Topic 606)	$2,178	$1,921
Noninterest Income (out-of-scope of Topic 606)	468	358
Total noninterest income	$2,646	$2,279

	Six Months Ended June 30,
Noninterest Income	2026	2025
In-scope of Topic 606:
Service charges on deposit accounts	$1,339	$1,433
Other service charges and fees	211	156
Credit and debit card fees, net	1,001	783
Trust income	1,251	1,157
Insurance and Investment (1)	584	524
Noninterest Income (in-scope of Topic 606)	$4,386	$4,053
Noninterest Income (out-of-scope of Topic 606)	939	786
Total noninterest income	$5,325	$4,839

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

The following tables present information about leases as of the dates and for the periods indicated:

	June 30,	December 31,
	2026	2025
Lease liability	$1,789	$2,038
Right-of-use asset	$1,600	$1,839
Weighted average remaining lease term (in years)	3.85	4.26
Weighted average discount rate	3.91%	3.90%

	For the Three Months Ended June 30,
Lease Expense	2026	2025
Operating lease expense	$134	$104
Cash paid for amounts included in lease liabilities	$138	$112

	For the Six Months Ended June 30,
Lease Expense	2026	2025
Operating lease expense	$268	$210
Cash paid for amounts included in lease liabilities	$278	$224
Right-of-use assets obtained in exchange for operating lease liabilities commencing during the period	$-	$354

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability:

Undiscounted Cash Flow for the Period	As of June 30, 2026
Twelve months ending June 30, 2027	$532
Twelve months ending June 30, 2028	521
Twelve months ending June 30, 2029	417
Twelve months ending June 30, 2030	293
Twelve months ending June 30, 2031	143
Thereafter	12
Total undiscounted cash flows	$1,918
Less: discount	(129)
Lease liability	$1,789

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

Restricted Stock Awards and Restricted Stock Units

As of December 31, 2025, the Company had nonvested restricted stock awards ("RSAs"), granted to non-employee directors, and restricted stock units ("RSUs"), granted to designated employees. During 2026, the Company awarded to designated employees additional RSUs that will vest in equal parts in 2027, 2028, and 2029. The Company also granted to directors additional RSAs that will vest in 2027.

The Company valued the RSAs and RSUs at the closing stock price on the grant date. The Company records expense over the associated vesting period. Stock based compensation expense charged against income was $63 and $125 for the three and six months ended June 30, 2026 and $51 and $94 for the three and six months ended June 30, 2025. As of June 30, 2026, compensation expense of $188 related to the nonvested RSAs and RSUs is expected to be recognized over the coming 12 months. A summary of changes in the Company’s nonvested RSAs and RSUs under the Plan for the six months ended June 30, 2026 follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2026	9,584	$28.85
Granted	6,937	37.25
Vested and released	(2,630)	26.59
Forfeited	(1,835)	33.11
Nonvested at June 30, 2026	12,056	$33.53

Note 10: Net Income Per Common Share

The factors used in the computation of net income per common share for the periods indicated are presented below:

	For the Three Months Ended June 30,
	2026			2025
	Net Income (Numerator)	Common Shares Weighted Average Outstanding (Denominator)	Per Share	Net Income (Numerator)	Common Shares Weighted Average Outstanding (Denominator)	Per Share
Basic net income per common share	$5,029	6,363,920	$0.79	$2,289	6,358,917	$0.36
Dilutive shares		3,241			2,665
Diluted net income per common share	$5,029	6,367,161	$0.79	$2,289	6,361,582	$0.36

	For the Six Months Ended June 30,
	2026			2025
	Net Income (Numerator)	Common Shares Weighted Average Outstanding (Denominator)	Per Share	Net Income (Numerator)	Common Shares Weighted Average Outstanding (Denominator)	Per Share
Basic net income per common share	$10,010	6,363,647	$1.57	$5,525	6,358,665	$0.87
Dilutive shares		3,013			2,325
Diluted net income per common share	$10,010	6,366,660	$1.57	$5,525	6,360,990	$0.87

RSAs are disregarded in the computation of diluted net income per share if they are determined to be anti-dilutive. There were no anti-dilutive RSAs for the three and six months ended June 30, 2026 and June 30, 2025.

Note 11 – Goodwill and Other Intangibles

Core deposit intangible amortization expense was $84 and $171 for the three and six months ended June 30, 2026. Core deposit intangible amortization expense was $95 and $192 for the three and six months ended June 30, 2025. The following table provides information on the significant components of goodwill and other acquired intangible assets during the six months ended June 30, 2026:

	Beginning Balance	Additions	Amortization	Ending Balance
Goodwill	$10,718	$-	$-	$10,718
Core deposit intangible	$1,490	$-	$(171)	$1,319

As of June 30, 2026, estimated future remaining amortization of the core deposit intangible within the years ending December 31, is as follows:

Amortization Expense
2026	$161
2027	290
2028	248
2029	207
2030	165
2031	123
Thereafter	125
Total amortizing core deposit intangible	$1,319

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

These forward-looking statements are based upon or are affected by factors that could cause our actual results to differ materially from historical results or from any results expressed or implied by such forward-looking statements. These factors include, but are not limited to, effects of or changes in:

•
inflation and changes in interest rates that may reduce our margins or reduce the fair value of financial instruments,
•
the ability to maintain adequate liquidity by retaining deposit customers and secondary funding sources, especially if the Company’s or banking industry’s reputation becomes damaged,
•
the adequacy of the level of the Company’s allowance for credit losses, the amount of credit loss provisions required in future periods, and the failure of assumptions underlying the allowance for credit losses,
•
general and local economic conditions,
•
monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury, the Office of the Comptroller of the Currency (“OCC”), the Federal Reserve, the Consumer Financial Protection Bureau and the Federal Deposit Insurance Corporation (“FDIC”), and the impact of any policies or programs implemented pursuant to financial reform legislation,
•
unanticipated increases in the level of unemployment in the Company’s market,
•
the quality or composition of the loan and/or investment portfolios,
•
our ability to maintain existing deposit relationships or attract new deposit relationships,
•
changes in consumer spending, borrowing and savings habits,
•
increased competition with other financial institutions and fintech companies,
•
demand for financial services in the Company’s market,
•
the real estate market in the Company’s market,
•
laws, regulations and policies impacting financial institutions,
•
technological risks and developments, and cyber-threats, attacks or events,
•
the Company’s technology initiatives,
•
geopolitical conditions, including trade restrictions and tariffs, acts or threats of terrorism and/or military conflicts, or actions taken by the U.S. or other governments in response to trade restrictions and tariffs, acts or threats of terrorism and/or military conflicts,
•
the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues, and other catastrophic events,
•
the Company's ability to identify, attract, and retain experienced management, relationship managers, and support personnel, particularly in a competitive labor environment,
•
performance by the Company’s counterparties or vendors,
•
applicable accounting principles, policies and guidelines, and
•
risks associated with mergers, acquisitions, and other expansion activities.

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

The Company employs a cash flow ("CF") model whereby each loan’s cash flows are projected according to contractual terms and modified by prepayment rates and loss rates. Prepayment rates are sourced from the Company’s historical experience. Loss rates are calculated using the probability of default ("PD") and loss given default ("LGD") sourced from internal and peer historical experience, and adjusted for a forecast variable. The modified cash flows are then discounted at the loan's contractual interest rate. Application of historical prepayment rates lowers the ACL and may not be representative of realized prepayment rates. Historical loss experience and the impact of the forecast variable may not be representative of realized loss experience.

Key to loss rate application is the Company's risk grading system, which is governed by a robust policy. Loss rates are calculated and applied by risk grade. Management relies upon risk grades to identify loans with risk characteristics that are different from other loans within a segment. Loans graded special mention or classified and that exceed a value threshold are individually evaluated. If management determines that a borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. Specific reserves for other individually evaluated loans are estimated using a CF approach. Cash flows are determined by analyzing the borrower's ability to repay and economic conditions affecting the borrower's industry, discounted at loss rates appropriate to the risk grade. The ultimate recoverability of the loan may be higher or lower than the specific reserve.

The Company adjusts collectively-evaluated CF model results for qualitative risk factors that are not inherent in historical losses, but are relevant in assessing expected credit losses within the loan portfolio. Risks considered include the impact of changes in (i) economic conditions, (ii) the nature and volume of the loan portfolio, (iii) the existence, growth and effect of any concentrations in credit, (iv) lending policies and procedures, including underwriting standards and practices, (v) the quality of the credit review function, (vi) the experience, ability and depth of lending management and staff, (vii) the volume and severity of past due loans, (viii) the value of underlying collateral for collateral-dependent loans, and (ix) other factors such as the regulatory, legal and competitive environments. Because of low loss rate history, statistical correlation between losses and qualitative risk factors is not possible and adjustments are based upon management judgment. Management assesses each factor and determines the adjustment to the ACLL based upon a documented and consistently applied methodology. Management's assessment may be higher or lower than actual impact.

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

Performance Summary

The Company’s results of operations and financial position are heavily influenced by the interest rate environment. The Federal Reserve's interest rate cuts between September 2024 and September of 2025 eased deposit pricing pressure but remain at a level that allows adjustable rate loans to reprice higher than their previous rates. Also influential to the Company's results are a gain on the sale of an equity investment offset by a loss on the sale of securities in 2026, and a core system conversion completed during the second quarter of 2025, with core system conversion expense presented on the Consolidated Statements of Income. Expanded discussion of significant items for 2026 and 2025 is provided in subsequent sections.

The following table presents the Company’s key performance indicators for the periods indicated:

	Three Months Ended June 30,
	2026	2025
Net Income	$5,029	$2,289
Return on average assets	1.10%	0.51%
Adjusted return on average assets (1)	1.09%	0.77%
Return on average equity	10.66%	5.50%
Adjusted return on average equity (1)	10.64%	8.37%
Basic net income income per common share	$0.79	$0.36
Diluted net income income per common share(2)	$0.79	$0.36
Net interest margin (1)	3.00%	2.56%
Efficiency ratio (1)	58.40%	63.83%

	Six Months Ended June 30,
Summary Key Performance Indicators	2026	2025
Net Income	$10,010	$5,525
Return on average assets	1.10%	0.61%
Adjusted return on average assets (1)	1.09%	0.69%
Return on average equity	10.76%	6.80%
Adjusted return on average equity (1)	10.65%	7.69%
Basic net income per common share	$1.57	$0.87
Diluted net income per common share(2)	$1.57	$0.87
Net interest margin (1)	2.99%	2.48%
Efficiency ratio (1)	59.17%	64.87%

(1)
See “Non-GAAP Financial Measures” below.
(2)
Average dilutive common shares were 3,241 and 3,013 for the three and six months ended June 30, 2026, and 2,665 and 2,325 for the three and six months ended June 30, 2025. Dilutive common shares stem from unvested restricted stock.

Net income for the three and six months ended June 30, 2026 increased when compared with the comparable periods of 2025, due to net interest margin expansion and core conversion related expenses in 2025. The net interest margin as well as key noninterest income and expense items are discussed below.

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

	Three Months Ended June 30,
Net Interest Margin, FTE	2026	2025
Interest income (GAAP)	$19,454	$18,536
Add: FTE adjustment	249	213
Interest income, FTE (non-GAAP)	19,703	18,749
Interest expense (GAAP)	6,404	7,546
Net interest income, FTE (non-GAAP)	$13,299	$11,203
Average balance of interest-earning assets	$1,777,146	$1,758,449
Net interest margin	3.00%	2.56%

	Six Months Ended June 30,
Net Interest Margin, FTE	2026	2025
Interest income (GAAP)	$38,395	$36,734
Add: FTE adjustment	506	421
Interest income, FTE (non-GAAP)	38,901	37,155
Interest expense (GAAP)	12,722	15,493
Net interest income, FTE (non-GAAP)	$26,179	$21,662
Average balance of interest-earning assets	$1,763,611	$1,762,525
Net interest margin (non-GAAP)	2.99%	2.48%

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

	Three Months Ended June 30,
Efficiency Ratio	2026	2025
Noninterest expense (GAAP)	$9,302	$10,582
Less: core system conversion expense	-	(1,977)
Adjusted noninterest expense (non-GAAP)	$9,302	$8,605
Noninterest income (GAAP)	$2,646	$2,279
Less: gain on sale of equity investment	(6,566)	-
Less: loss on sale of securities, net	6,549	-
Adjusted noninterest income (non-GAAP)	2,629	2,279
Net interest income, FTE (non-GAAP)	13,299	11,203
Total income for efficiency ratio (non-GAAP)	$15,928	$13,482
Efficiency ratio	58.40%	63.83%

	Six Months Ended June 30,
Efficiency Ratio	2026	2025
Noninterest expense (GAAP)	$18,630	$19,215
Less: core system conversion expense	-	(2,023)
Adjusted noninterest expense (non-GAAP)	$18,630	$17,192
Noninterest income (GAAP)	$5,325	$4,839
Less: gain on sale of equity investment	(6,566)	-
Less: loss on sale of securities, net	6,549	-
Adjusted noninterest income (non-GAAP)	5,308	4,839
Net interest income, FTE (non-GAAP)	26,179	21,662
Total income for efficiency ratio (non-GAAP)	$31,487	$26,501
Efficiency ratio (non-GAAP)	59.17%	64.87%

Adjusted Return on Average Assets and Adjusted Return on Average Equity

The adjusted return on average assets (non-GAAP) and adjusted return on average equity (non-GAAP) are measures of profitability, calculated by annualizing net income and dividing by average year-to-date assets or equity, respectively. Significant income or expenses that are unusual or not expected to recur during the year are not annualized, in order to reduce distortion within the ratios. The tables below present the reconciliation of adjusted annualized net income, which is not a measurement under GAAP, for the periods indicated.

	Three Months Ended June 30,
Annualized Net Income for Ratio Calculation	2026	2025
Net income per GAAP	$5,029	$2,289
Less: items not annualized:
Partnership loss net of tax of $8 for the peiod ended June 30, 2025	-	31
Gain on sale of equity investment, net of tax of ($1,379) for the period ended June 30, 2026	(5,187)	-
Loss on sale of securities, net, net of tax of $1,375 for the period ended June 30, 2026	5,174	-
Core system conversion expense, net of tax of $415 for the period ended June 30, 2025	-	1,562
Total non-annualized items	(13)	1,593
Adjusted net income	$5,016	$3,882
Adjusted net income, annualized	$20,119	$15,571
Add: total non-annualized items	13	(1,593)
Annualized net income for ratio calculation (non-GAAP)	$20,132	$13,978
Return on average assets (GAAP)	1.10%	0.51%
Adjusted return on average assets (non-GAAP)	1.09%	0.77%
Return on average equity (GAAP)	10.66%	5.50%
Adjusted return on average equity (non-GAAP)	10.64%	8.37%

	Six Months Ended June 30,
Annualized Net Income for Ratio Calculation	2026	2025
Net income per GAAP	$10,010	$5,525
Less items not annualized:
Partnership income net of tax of ($49) and ($44) for the periods ended June 30, 2026 and 2025, respectively	(184)	(166)
Gain on sale of equity investment, net of tax of ($1,379) for the period ended June 30, 2026	(5,187)	-
Loss on sale of securities, net, net of tax of $1,375 for the period ended June 30, 2026	5,174	-
Core system conversion expense, net of tax of $425 for the period ended June 30, 2025	-	1,598
Total non-annualized items	(197)	1,432
Adjusted net income	$9,813	$6,957
Adjusted net income, annualized	$19,789	$14,029
Add: total non-annualized items	197	(1,432)
Annualized net income for ratio calculation (non-GAAP)	$19,986	$12,597
Return on average assets (GAAP)	1.10%	0.61%
Adjusted return on average assets (non-GAAP)	1.09%	0.69%
Return on average equity (GAAP)	10.76%	6.80%
Adjusted return on average equity (non-GAAP)	10.65%	7.69%

Net Interest Income

The following tables present interest‑earning assets and interest‑bearing liabilities, the interest earned or paid, the average yield or rate on the daily average balance outstanding, net interest income and net interest margin for the periods indicated.

	Three Months Ended June 30,
	2026			2025
($ in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans (1)(2)(3)(4)(5)	$1,007,549	$14,226	5.66%	$1,008,401	$13,618	5.42%
Taxable securities (5)	636,331	4,439	2.80%	596,497	3,725	2.50%
Nontaxable securities (1)(5)	62,388	433	2.78%	62,847	426	2.72%
Federal funds sold	-	-	-	197	2	4.07%
Interest-bearing deposits	70,878	605	3.42%	90,507	978	4.33%
Total interest-earning assets	$1,777,146	$19,703	4.45%	$1,758,449	$18,749	4.28%
Interest-bearing liabilities:
Interest-bearing demand deposits	$869,047	$3,803	1.76%	$853,516	$4,440	2.09%
Savings deposits	141,382	53	0.15%	143,470	48	0.13%
Time deposits(6)	311,990	2,541	3.27%	330,906	3,058	3.71%
Borrowings	769	7	3.65%	-	-	-
Total interest-bearing liabilities	$1,323,188	$6,404	1.94%	$1,327,892	$7,546	2.28%
Net interest income and interest rate spread		$13,299	2.51%		$11,203	2.00%
Net interest margin			3.00%			2.56%

(1)
Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 21%.
(2)
Included in interest income are loan fees of $169 and $113 for the three months ended June 30, 2026 and 2025, respectively. Also included in interest income is accretion of discounts on acquired loans of $177 and $363 for the three months ended June 30, 2026 and 2025, respectively.
(3)
Nonaccrual loans are included in average balances for yield computations.
(4)
Includes loans held for sale.
(5)
Daily averages are shown at amortized cost.
(6)
Included in interest expense is amortization of premium on acquired time deposits of $16 and $43 for the three months ended June 30, 2026 and 2025, respectively.

	Six Months Ended June 30,
	2026			2025
($ in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans (1)(2)(3)(4)(5)	$1,001,538	$28,337	5.71%	$1,001,763	$26,696	5.37%
Taxable securities (5)	638,179	8,672	2.74%	605,170	7,585	2.53%
Nontaxable securities (1)(5)	62,444	863	2.79%	62,905	852	2.73%
Federal funds sold	-	-	-	229	5	4.40%
Interest-bearing deposits	61,450	1,029	3.38%	92,458	2,017	4.40%
Total interest-earning assets	$1,763,611	$38,901	4.45%	$1,762,525	$37,155	4.25%
Interest-bearing liabilities:
Interest-bearing demand deposits	$862,165	$7,438	1.74%	$862,213	$9,023	2.11%
Savings deposits	142,904	105	0.15%	143,727	101	0.14%
Time deposits(6)	313,860	5,172	3.32%	336,085	6,369	3.82%
Borrowings	387	7	3.65%	-	-	-
Total interest-bearing liabilities	$1,319,316	$12,722	1.94%	$1,342,025	$15,493	2.33%
Net interest income and interest rate spread		$26,179	2.51%		$21,662	1.92%
Net interest margin			2.99%			2.48%

(1)
Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 21%.
(2)
Included in interest income are loan fees of $371 and $199 for the six months ended June 30, 2026 and 2025, respectively. Also included in interest income is accretion of discounts on acquired loans of $594 and $615 for the six months ended June 30, 2026 and 2025, respectively.
(3)
Nonaccrual loans are included in average balances for yield computations.
(4)
Includes loans held for sale.
(5)
Daily averages are shown at amortized cost.
(6)
Included in interest expense is amortization of premium on acquired time deposits of $34 and $101 for the six months ended June 30, 2026 and 2025, respectively.

When the three and six months ended June 30, 2026 and 2025 are compared, improvement in the net interest margin stemmed from higher yields on loans and securities and lower cost of time deposits and interest bearing demand deposits, somewhat offset by lower yield on interest-bearing deposit assets. The Federal Reserve's interest rate cuts between September 2024 and December 2025 immediately reduced expense for deposits with pricing based on the prime interest rate. Current interest rates are still at a level that will allow improved interest income as loans continue to reach repricing dates.

Noninterest Income

	Three Months Ended June 30,		Change
	2026	2025	Dollars	Percent
Service charges on deposits	$690	$734	$(44)	(5.99)%
Other service charges and fees	69	73	(4)	(5.48)%
Credit and debit card fees, net	544	366	178	48.63%
Trust income	667	578	89	15.40%
BOLI income	306	297	9	3.03%
Gain on sale of mortgage loans	75	54	21	38.89%
Other income	278	177	101	57.06%
Gain on sale of equity investment	6,566	-	6,566	NM
Loss on sale of securities, net	(6,549)	-	(6,549)	NM
Total noninterest income	$2,646	$2,279	$367	16.10%

	Six Months Ended June 30,		Change
	2026	2025	Dollars	Percent
Service charges on deposits	$1,339	$1,433	$(94)	(6.56)%
Other service charges and fees	211	156	55	35.26%
Credit and debit card fees, net	1,001	783	218	27.84%
Trust income	1,251	1,157	94	8.12%
BOLI income	607	589	18	3.06%
Gain on sale of mortgage loans	94	79	15	18.99%
Other income	805	642	163	25.39%
Gain on sale of equity investment	6,566	-	6,566	NM
Loss on sale of securities, net	(6,549)	-	(6,549)	NM
Total noninterest income	$5,325	$4,839	$486	10.04%

When the three and six months ended June 30, 2026 are compared with the comparable periods of 2025, noninterest income increased. Other service charges and fees increased when the six months ended June 30, 2026 are compared with the comparable periods of 2025, primarily due to a change in recognition method for safe deposit box rent.

Credit and debit card fees, net, increased when the three and six months ended June 30, 2026 are compared with the comparable periods of 2025, due to improved terms for interchange fee income stemming from the the core system conversion in May of 2025.

Trust income increased when the three and six months ended June 30, 2026 are compared with the comparable period of 2025 due to higher estate fee income in 2026.

Gain on sale of mortgage loans increased when the three and six months ended June 30, 2026 are compared with the comparable periods of 2025, due to higher volume.

Other income increased when the three and six months ended June 30, 2026 are compared with the comparable periods of 2025, due to higher commissions on securities sales and income from equity investments.

During the second quarter of 2026, the Company recorded a gain on the sale of its equity interest in a community-bank insurance consortium. The Company also executed a plan to partially reposition the securities portfolio to enhance profitability and manage interest rate risk. Improvement in earnings as a result of the repositioning is expected to earn back the loss on sale of securities within 1.8 years, and will continue to add value after the recovery period.

Noninterest Expense

	Three Months Ended June 30,		Change
	2026	2025	Dollars	Percent
Salaries and employee benefits	$5,788	$5,211	$577	11.07%
Occupancy, furniture and fixtures	838	731	107	14.64%
Data processing	965	617	348	56.40%
FDIC assessment	207	210	(3)	(1.43)%
Intangible asset amortization	84	95	(11)	(11.58)%
Franchise taxes	351	358	(7)	(1.96)%
Professional services	358	509	(151)	(29.67)%
Core system conversion expense	-	1,977	(1,977)	NM
Other operating expenses	711	874	(163)	(18.65)%
Total noninterest expense	$9,302	$10,582	$(1,280)	(12.10)%

	Six Months Ended June 30,		Change
	2026	2025	Dollars	Percent
Salaries and employee benefits	$11,622	$10,391	$1,231	11.85%
Occupancy, furniture and fixtures	1,722	1,470	252	17.14%
Data processing	1,893	1,600	293	18.31%
FDIC assessment	414	417	(3)	(0.72)%
Intangible asset amortization	171	192	(21)	(10.94)%
Franchise taxes	701	731	(30)	(4.10)%
Professional services	731	808	(77)	(9.53)%
Core system conversion expense	-	2,023	(2,023)	NM
Other operating expenses	1,376	1,583	(207)	(13.08)%
Total noninterest expense	$18,630	$19,215	$(585)	(3.04)%

Total noninterest expense decreased when the three and six months ended June 30, 2026 are compared with the comparable periods of 2025. During 2025, the Company recorded specific expense for the core system conversion, as well as associated marketing and mailing expense included in other noninterest expense.

Salaries and employee benefits include payroll taxes, health insurance, contributions to the employee stock ownership plan and employee 401(k), pension expense, incentives and salary continuation. When the three and six months ended June 30, 2026 are compared with the comparable periods of 2025, the increase was driven by higher incentive and medical insurance expense.

Occupancy, furniture and fixtures expense increased when the three and six months ended June 30, 2026 are compared with the comparable periods of 2025 due to depreciation and amortization of assets placed into service for the core system conversion in May 2025 and the Company's Roanoke and Lynchburg branch locations, opened in March 2025 and November 2025, respectively.

Data processing expense increased when three and six months ended June 30, 2026 are compared with the comparable periods of 2025 due to higher maintenance and communications infrastructure expense, as well as expenses to manage cybersecurity risk. The cost of these measures was $151 for the three months ended June 30, 2026 and $100 for the three months ended June 30, 2025. For the six months ended June 30, 2026, total cybersecurity expense was $283 compared with $141 for the six months ended June 30, 2025. The Company places high priority on cybersecurity.

Professional services include legal, audit and consulting expenses, which decreased when the three and six months ended June 30, 2026 are compared with the comparable periods of 2025 due to lower legal expense.

Other operating expenses decreased when the three and six months ended June 30, 2026 are compared with the comparable periods of 2025 due to improvement in the non-service component of pension cost. The category of other operating expenses also includes expense for marketing and business development, supplies, and charitable donations, among others.

Income Tax

The Company’s income tax expense was $1,048 for the three months ended June 30, 2026 compared with $362 for the same period in 2025.The Company's income tax expense was $2,114 for the six months ended June 30, 2026 and effective tax rate was 17.44%. For the six months ended June 30, 2025, the Company’s income tax expense was $1,028 and effective tax rate was 15.69%. The effective tax rate increased due to comparable levels of nontaxable income while pre-tax earnings increased.

Asset Quality

Key indicators of the Company’s asset quality are presented in the following table.

	June 30,	December 31,
	2026	2025
Nonaccrual loans	$335	$188
Loans past due 90 days or more, and still accruing	243	881
ACLL to loans net of deferred fees and costs	0.99%	0.99%
Year-to-date net charge-offs as a percentage of average loans(1)	0.02%	0.03%
Ratio of nonperforming loans to loans, net of deferred fees and costs	0.03%	0.02%
Ratio of ACLL to nonperforming loans	2999.10%	5261.70%

(1)
Net charge-offs are annualized through the period indicated.

For information on the Company’s policies on the ACLL, please refer to the Company’s 2025 Form 10-K, Note 1: Summary of Significant Accounting Policies.

The Company’s risk analysis as of June 30, 2026 determined an ACLL of $10,047, or 0.99% of loans net of deferred fees and costs. This compares with an allowance of $9,892 as of December 31, 2025, or 0.99% of loans. To determine the appropriate level of the ACLL, the Company considers credit risk for individually evaluated loans and for groups of loans evaluated collectively.

Individually Evaluated Loans

Individually evaluated loans were $10,030 as of June 30, 2026 and $8,802 as of December 31, 2025. As of both reporting dates, two individually evaluated loans were collateral dependent but were adequately collateralized and did not result in an individual allocation. The remaining individually evaluated loans were measured using the discounted cash flow method, resulting in an allocation of $138 as of June 30, 2026 and $106 as of December 31, 2025.

Collectively Evaluated Loans

Collectively evaluated loans totaled $1,005,382, with an ACLL of $9,909 as of June 30, 2026. As of December 31, 2025, collectively evaluated loans totaled $991,124, with an allowance of $9,786.

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

Reasonable and Supportable Forecast

The Company applies national unemployment forecasts to project cash flows. The Company determined that 12 months represents a reasonable and supportable forecast period as of June 30, 2026, and set a period of 12 months to revert to historical losses on a straight-line basis. The forecast applied as of June 30, 2026 projects that unemployment will slightly decrease over the next 12 months at a lower level than the forecast applied as of December 31, 2025. The lower unemployment forecast decreased the required level of the ACLL when June 30, 2026 is compared with December 31, 2025.

Qualitative Factors: Economic

The Company sources economic data pertinent to its market from the most recently available publications, including business and personal bankruptcy filings, the residential vacancy rate and the inventory of new and existing homes.

Higher bankruptcy filings indicate heightened credit risk and increase the ACLL, while lower bankruptcy filings have a beneficial impact on credit risk. Compared with data available as of December 31, 2025, business bankruptcy filings increased and personal bankruptcies filings decreased.

Residential vacancy rates and housing inventory are used to measure the housing market. The housing market directly or indirectly affects all loan classes. Higher vacancy and inventory levels increase credit risk. The residential vacancy rate available as of June 30, 2026 decreased compared to the data incorporated into the December 31, 2025 calculation, resulting in a lower allocation. Housing inventory increased when June 30, 2026 is compared with December 31, 2025, resulting in a higher allocation.

Qualitative Factors: Asset Quality Indicators

Accruing past due loans are analyzed at the class level and compared with previous levels. Increases in past due loans indicate heightened credit risk. Accruing loans past due 30-89 days were 0.30% of total loans as of June 30, 2026, a decrease from 0.35% as of December 31, 2025.

Qualitative Factors: Other Considerations

The Company considers other factors that impact credit risk, including the competitive, legal and regulatory environments, changes in lending policies and loan review, changes in lending management, and high risk loans.

Competitive, legal and regulatory environments were evaluated for changes that would affect credit risk. Higher competition for loans is deemed to increase credit risk, while lower competition is deemed to decrease credit risk. The Company's evaluation found slightly lower competitive pressure when compared with December 31, 2025. The legal and regulatory environments remain in a similar posture to December 31, 2025.

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

The Company considers changes in experience and leadership of lending and credit risk management. During the second quarter of 2026, the Company's Chief Lending Officer announced his resignation and the Company promoted a seasoned lender to the position. The new CLO's long tenure and alignment with the Company's credit risk appetite and lending culture do not indicate a measurable increase in credit risk. However, due to the unexpected nature of the change, the Company determined an allocation was appropriate to recognize uncertainty. The Company removed an allocation associated with lending staff obtained through a 2024 acquisition.

The Company monitors local economic news and internal indicators to consider the presence of risk that may not be reflected in its standard analysis of qualitative factors. As of June 30, 2026, management identified elevated local unemployment data and collection activity, similar to December 31, 2025, as well as geopolitical concerns that impact inflation. The Company increased its allocation from December 31, 2025.

Conclusion

The estimate of the appropriate level for the ACLL requires management’s prudent and informed judgment. The Company's estimate is based on quantitative and qualitative analysis of historical indicators, asset quality and economic factors and represents a reasonable estimate of the credit risk in the loan portfolio as of June 30, 2026.

ACL on Unfunded Commitments

The ACL on unfunded commitments was $282, or 0.16 % of unfunded commitments as of June 30, 2026. The ACL on unfunded commitments was $298, or 0.17% as of December 31, 2025.

Provision for (Recovery of) Credit Losses

The provision for credit losses represents charges to earnings necessary to maintain an adequate allowance. The adequacy of the ACLL is reviewed quarterly and adjustments are made as determined necessary. The Company recorded a provision for credit losses on loans of $260 and a recovery credit losses on unfunded commitments of $16 for the six months ended June 30, 2026, compared with a provision for credit losses on loans of $322 and a recovery of $10 for unfunded commitments for the six months ended June 30, 2025. For the three month period ended June 30, 2026, the Company recorded a provision for credit losses on loans of $323 and a recovery of credit losses on unfunded commitments of $6. For the three months ended June 30, 2025, the Company recorded a provision for credit losses on loans of $45 and a recovery of credit losses on unfunded commitments of $9.

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

During the three and six months ended June 30, 2026 and 2025, the Company modified loans in the normal course of business for borrowers who were not experiencing financial difficulty. During the three months ended June 30, 2026, the Company modified 57 loans totaling $11,908. During the six months ended June 30, 2026, the Company modified 127 loans totaling $39,896. During the three and six months ended June 30, 2025, the Company provided 173 modifications to loans totaling $17,750 and 368 modifications totaling $41,855, respectively.

Key Assets and Liabilities

NBI’s key assets and liabilities and their change from December 31, 2025 are shown in the following table.

	June 30,	December 31,	Change
	2026	2025	Dollars	Percent
Interest-bearing deposits	$45,709	$50,831	$(5,122)	(10.08)%
Securities available for sale, at fair value	652,660	654,377	(1,717)	(0.26)%
Loans, net	1,004,607	989,418	15,189	1.54%
Total assets	1,832,700	1,824,506	8,194	0.45%
Deposits	1,629,456	1,626,933	2,523	0.16%

Average Balances

Year-to-date daily averages for the major balance sheet categories are as follows:

	June 30,	December 31,	Change
	2026	2025	Dollars	Percent
Assets
Interest-bearing deposits	$61,450	$76,223	$(14,773)	(19.38)%
Securities available for sale, at fair value	648,555	603,869	44,686	7.40%
Loans, net	991,431	995,531	(4,100)	(0.41)%
Total assets	1,830,367	1,809,631	20,736	1.15%
Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$311,382	$305,115	$6,267	2.05%
Interest-bearing demand deposits	862,165	842,479	19,686	2.34%
Savings deposits	142,904	142,547	357	0.25%
Time deposits	313,860	328,286	(14,426)	(4.39)%
Stockholders’ equity	187,664	170,428	17,236	10.11%

Lower interest bearing deposit assets reflect strategic investment in securities available for sale. Changes in securities, loans, deposits and stockholders’ equity are discussed below.

Securities

The Company's securities are designated as available for sale and as such, are reported at fair value. The following table presents information on securities available for sale as of the dates indicated:

	June 30,	December 31,	Change
	2026	2025	Dollars	Percent
Amortized cost	$702,023	$706,229	$(4,206)	(0.60)%
Unrealized loss, net	(49,363)	(51,852)	2,489	4.80%
Securities available for sale, at fair value	$652,660	$654,377	$(1,717)	(0.26)%

The Company repositioned a portion of the securities portfolio during the second quarter of 2026, selling securities with an amortized cost of $131,866 and weighted average yield of 1.80%, resulting in a loss of $6,549. The Company invested the proceeds in securities totalling $127,327 with a weighted average yield of 5.26%.

The unrealized loss in the Company’s investment portfolio is due to interest rate risk. The fair value of bonds moves inversely to interest rate changes and expectations of interest rate changes. The Company’s analysis of the securities portfolio determined no identifiable credit risk as of June 30, 2026 and no ACL has been recorded. Please refer to Note 1: General and Summary of Significant Accounting Policies of the Company's 2025 Form 10-K and Note 4: Securities in Part I, Item 1 of this report for additional information on the securities portfolio.

Loans

	June 30,	December 31,	Change
	2026	2025	Dollars	Percent
Real estate construction	$72,220	$40,694	$31,526	77.47%
Consumer real estate	330,204	328,653	1,551	0.47%
Commercial real estate	456,181	467,783	(11,602)	(2.48)%
Commercial non real estate	49,616	52,018	(2,402)	(4.62)%
Public sector and IDA	62,124	63,677	(1,553)	(2.44)%
Consumer non real estate	45,067	47,101	(2,034)	(4.32)%
Less: deferred fees and costs	(758)	(616)	(142)	(23.05)%
Loans, net of deferred fees and costs	$1,014,654	$999,310	$15,344	1.54%

The Company anticipated the increase in real estate construction loans, as projects underlying previously approved loans reached development phases for advances. The Company is positioned to make every loan that meets its underwriting standards.

Deposits

	June 30,	December 31,	Change
	2026	2025	Dollars	Percent
Noninterest-bearing demand deposits	$313,453	$313,022	$431	0.14%
Interest-bearing demand deposits	861,560	853,756	7,804	0.91%
Savings deposits	139,593	142,645	(3,052)	(2.14)%
Time deposits	314,850	317,510	(2,660)	(0.84)%
Total deposits	$1,629,456	$1,626,933	$2,523	0.16%

The Company continues to focus on providing new deposit products that provide additional functionality and marketing opportunity, enabled by the core system conversion completed in 2025. During the first half of 2026, the Company implemented a treasury management suite for commercial and municipal deposit customers and a new account opening platform, with additional product releases planned throughout 2026. The Company’s depositors within its market area are diverse, including individuals, businesses and municipalities. The Company does not have any brokered deposits. Depositors are insured up to the FDIC maximum of $250 thousand. Municipal deposits, which account for approximately 22% of the Company’s deposits, have additional security from bonds pledged as collateral, in accordance with state regulation. Of the Company’s non-municipal deposits, approximately 27% are uninsured.

Capital Resources

	June 30,	December 31,	Change
	2026	2025	Dollars	Percent
Common stock and additional paid in capital	$22,149	$22,024	$125	0.57%
Retained earnings	207,789	202,558	5,231	2.58%
Accumulated other comprehensive loss	(37,707)	(39,674)	1,967	4.96%
Total stockholders’ equity	$192,231	$184,908	$7,323	3.96%

The increase in stockholders’ equity reflects an improvement in the unrealized losses on securities available for sale, primarily due to the sale of securities discussed previously, and net income during the period.

The Company qualifies as a small bank holding company under the Federal Reserve’s Small Bank Holding Company Policy Statement, which exempts bank holding companies with less than $5 billion in assets from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements. NBB is subject to various capital requirements administered by banking agencies, including an additional capital conservation buffer in order to make capital distributions or discretionary bonus payments. Risk-based capital ratios are calculated in compliance with OCC rules based on the Basel III Capital Rules. Capital ratios for NBB are shown in the following tables:

	June 30, 2026	December 31, 2025	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservation Buffer
Common Equity Tier I Capital Ratio	16.52%	16.16%	4.50%	7.00%
Tier I Capital Ratio	16.52%	16.16%	6.00%	8.50%
Total Capital Ratio	17.38%	17.02%	8.00%	10.50%
Leverage Ratio	10.54%	10.42%	4.00%	4.00%

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

As of June 30, 2026, the Company had $300,885 of borrowing capacity from the FHLB and the Company had $127,215 of available capacity at the Federal Reserve Bank discount window. As of June 30, 2026, the Company did not have purchased deposits, discount window borrowings or short-term borrowings.

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

Regulatory capital levels determine the Company’s ability to use purchased deposits and the Federal Reserve Bank discount window. As of June 30, 2026, the Company is considered well capitalized and does not have any restrictions on purchased deposits or borrowing ability at the Federal Reserve Bank discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. As of June 30, 2026, the Company’s liquidity is sufficient to meet projected trends.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. As of June 30, 2026, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s internally-set target range. As of June 30, 2026, the loan to deposit ratio was 62.27%. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

As of June 30, 2026, the Company was not aware of any other known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of June 30, 2026, the Company has no material commitments for long-term debt for capital expenditures.

Off-Balance Sheet Arrangements

In the normal course of business, NBB extends lines of credit to its customers. Depending on their needs, customers may draw upon lines of credit at any time in any amount up to a pre-approved limit. The Bank also issues two types of standby letters of credit to customers: financial standby letters of credit that guarantee payments to facilitate customer purchases and performance letters of credit that guarantee payment if the customer fails to complete a specific obligation. Amounts drawn upon these lines and letters of credit vary at any given time depending on the business needs of the customers.

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

Contractual Obligations

The Company had no finance lease or purchase obligations and no long-term debt at June 30, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
None.
(b)
None.
(c)
During the fiscal quarter ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

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
+101

The following materials from National Bankshares, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2026 are formatted in iXBRL (Inline Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets at June 30, 2026 and December 31, 2025; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2026 and 2025; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended

Filed herewith

June 30, 2026 and 2025; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

Date: August 12, 2026	/s/ Lara Ramsey
By: Lara Ramsey
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	/s/ Lora M. Jones
By: Lora M. Jones
Treasurer and
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)