Form 10-Q
period 2026-09-30
NATIONAL BANKSHARES INC
filed 2026-11-12
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Outstanding shares of common stock at November 12, 2026
6,370,620

NATIONAL BANKSHARES, INC.

Form 10-Q

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

National Bankshares, Inc.

Consolidated Balance Sheets

	(Unaudited)
(in thousands, except share and per share data)	September 30, 2026	December 31, 2025
Assets
Cash and due from banks	$11,217	$8,419
Interest-bearing deposits	18,890	50,831
Total cash and cash equivalents	30,107	59,250
Securities available for sale, at fair value	619,895	654,377
Mortgage loans held for sale	422	-
Loans:
Real estate construction loans	73,137	40,694
Consumer real estate loans	338,917	328,653
Commercial real estate loans	450,871	467,783
Commercial non real estate loans	50,531	52,018
Public sector and IDA loans	60,027	63,677
Consumer non real estate loans	44,771	47,101
Total loans	1,018,254	999,926
Less: deferred fees and costs	(852)	(616)
Loans, net of deferred fees and costs	1,017,402	999,310
Less: allowance for credit losses on loans	(10,120)	(9,892)
Loans, net	1,007,282	989,418
Premises and equipment, net	18,036	18,479
Accrued interest receivable	7,314	6,538
Goodwill	10,718	10,718
Core deposit intangible, net	1,237	1,490
Bank-owned life insurance ("BOLI")	49,485	48,568
Other assets	38,705	35,668
Total assets	$1,783,201	$1,824,506
Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$318,753	$313,022
Interest-bearing demand deposits	809,383	853,756
Savings deposits	140,845	142,645
Time deposits	308,197	317,510
Total deposits	1,577,178	1,626,933
Borrowings	17,900	-
Accrued interest payable	1,573	1,581
Other liabilities	10,211	11,084
Total liabilities	1,606,862	1,639,598
Commitments and contingencies
Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	$-	$-
Common stock of $1.25 par value and additional paid in capital. Authorized 10,000,000 shares; issued and outstanding 6,370,620 (including 4,619 unvested) shares as of September 30, 2026 and 6,368,410 (including 5,039 unvested) shares as of December 31, 2025	22,190	22,024
Retained earnings	213,277	202,558
Accumulated other comprehensive loss, net	(59,128)	(39,674)
Total stockholders' equity	176,339	184,908
Total liabilities and stockholders' equity	$1,783,201	$1,824,506

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,
(in thousands, except share and per share data)	2026	2025
Interest Income
Interest and fees on loans	$14,336	$14,232
Interest on interest-bearing deposits	258	740
Interest on securities – taxable	5,354	3,704
Interest on securities – nontaxable	339	334
Total interest income	20,287	19,010
Interest Expense
Interest on time deposits	2,512	2,907
Interest on other deposits	3,916	4,362
Interest on borrowings	12	67
Total interest expense	6,440	7,336
Net interest income	13,847	11,674
Provision for credit losses	324	306
Net interest income after provision for credit losses	13,523	11,368
Noninterest Income
Service charges on deposit accounts	748	681
Other service charges and fees	76	72
Credit and debit card fees, net	527	492
Trust income	687	700
BOLI income	310	304
Gain on sale of mortgage loans held for sale	55	92
Other income	171	196
Total noninterest income	2,574	2,537
Noninterest Expense
Salaries and employee benefits	5,819	5,114
Occupancy, furniture and fixtures	847	770
Data processing	1,016	848
FDIC assessment	211	210
Intangible asset amortization	82	92
Franchise taxes	352	350
Professional services	341	361
Core system conversion expense	-	50
Other operating expenses	650	729
Total noninterest expense	9,318	8,524
Income before income tax	6,779	5,381
Income tax expense	1,291	961
Net Income	$5,488	$4,420
Basic net income per common share	$0.86	$0.70
Diluted net income per common share	$0.86	$0.69
Weighted average number of common shares outstanding, basic	6,366,001	6,360,973
Weighted average number of common shares outstanding, diluted	6,368,449	6,363,351

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Comprehensive (Loss) Income

Three Months Ended September 30, 2026 and 2025

(Unaudited)

	Three months ended September 30,
(in thousands)	2026	2025
Net Income	$5,488	$4,420

Other Comprehensive (Loss) Income, Net of Tax
Unrealized holding (loss) gain on available for sale securities net of tax of ($5,695) and $1,599 for the periods ended September 30, 2026 and 2025, respectively	(21,421)	6,015
Other comprehensive (loss) income, net of tax	(21,421)	6,015
Total Comprehensive (Loss) Income	$(15,933)	$10,435

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Income
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands, except share and per share data)	2026	2025
Interest Income
Interest and fees on loans	$42,348	$40,686
Interest on federal funds sold	-	5
Interest on interest-bearing deposits	1,287	2,757
Interest on securities – taxable	14,026	11,289
Interest on securities – nontaxable	1,021	1,007
Total interest income	58,682	55,744
Interest Expense
Interest on time deposits	7,684	9,276
Interest on other deposits	11,459	13,486
Interest on borrowings	19	67
Total interest expense	19,162	22,829
Net interest income	39,520	32,915
Provision for credit losses	568	618
Net interest income after provision for credit losses	38,952	32,297
Noninterest Income
Service charges on deposit accounts	2,087	2,114
Other service charges and fees	287	228
Credit and debit card fees, net	1,528	1,275
Trust income	1,938	1,857
BOLI income	917	893
Gain on sale of mortgage loans held for sale	149	171
Other income	976	838
Gain on sale of equity investment	6,566	-
Loss on sale of securities, net	(6,549)	-
Total noninterest income	7,899	7,376
Noninterest Expense
Salaries and employee benefits	17,441	15,505
Occupancy, furniture and fixtures	2,569	2,240
Data processing	2,909	2,532
FDIC assessment	625	627
Intangible asset amortization	253	284
Franchise taxes	1,053	1,081
Professional services	1,072	1,169
Core system conversion expense	-	2,073
Other operating expenses	2,026	2,228
Total noninterest expense	27,948	27,739
Income before income tax expense	18,903	11,934
Income tax expense	3,405	1,989
Net Income	$15,498	$9,945
Basic net income per common share	$2.44	$1.56
Diluted net income per common share	$2.43	$1.56
Weighted average number of common shares outstanding, basic	6,364,440	6,359,443
Weighted average number of common shares outstanding, diluted	6,367,261	6,361,786
Dividends declared per common share	$0.75	$0.73

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Comprehensive (Loss) Income

Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2026	2025
Net Income	$15,498	$9,945

Other Comprehensive (Loss) Income, Net of Tax
Unrealized holding (loss) gain on available for sale securities net of tax of ($6,548) and $4,616 for the periods ended September 30, 2026 and 2025, respectively	(24,628)	17,368
Reclassification adjustment for loss included in net income, net of tax of $1,375 in 2026	5,174	-
Other comprehensive (loss) income, net of tax	(19,454)	17,368
Total Comprehensive (Loss) Income	$(3,956)	$27,313

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended September 30, 2026 and 2025

(Unaudited)

(in thousands except per share data)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at June 30, 2025	$21,925	$197,223	$(50,412)	$168,736
Net income	–	4,420	–	4,420
Other comprehensive income, net of tax of $1,599	–	–	6,015	6,015
Stock based compensation	49	–	–	49
Balances at September 30, 2025	$21,974	$201,643	$(44,397)	$179,220

Balances at June 30, 2026	$22,149	$207,789	$(37,707)	$192,231
Net income	–	5,488	–	5,488
Other comprehensive income, net of tax of ($5,695)	–	–	(21,421)	(21,421)
Stock based compensation	41	–	–	41
Balances at September 30, 2026	$22,190	$213,277	$(59,128)	$176,339

Nine Months Ended September 30, 2026 and 2025

(Unaudited)

(in thousands except per share data)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2024	$21,831	$196,343	$(61,765)	$156,409
Net income	–	9,945	–	9,945
Cash dividends of $0.73 per share	–	(4,645)	–	(4,645)
Other comprehensive income, net of tax of $4,616	–	–	17,368	17,368
Stock based compensation	143	–	–	143
Balances at September 30, 2025	$21,974	$201,643	$(44,397)	$179,220

Balances at December 31, 2025	$22,024	$202,558	$(39,674)	$184,908
Net income	–	15,498	–	15,498
Cash dividends of $0.75 per share	–	(4,779)	–	(4,779)
Other comprehensive income, net of tax of ($5,173)	–	–	(19,454)	(19,454)
Stock based compensation	166	–	–	166
Balances at September 30, 2026	$22,190	$213,277	$(59,128)	$176,339

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2026	2025
Cash Flows from Operating Activities
Net income	$15,498	$9,945
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	568	618
Depreciation of premises and equipment	953	789
Amortization of premiums and accretion of discounts on securities, net	476	741
Loss on sale of securities available for sale, net	6,549	-
Amortization of core deposit intangible	253	284
Accretion of fair value of acquired loans	(790)	(1,324)
Amortization of fair value of acquired time deposits and leases	37	115
Origination of mortgage loans held for sale	(10,020)	(11,001)
Proceeds from sale of mortgage loans held for sale	9,747	11,256
Gain on sale of mortgage loans held for sale	(149)	(171)
Increase in cash value of bank-owned life insurance	(917)	(893)
Gain on disposal of premises and equipment, net	(27)	(2)
Gain on sale of equity investment	(6,566)	-
Equity based compensation expense	166	143
Net change in:
Accrued interest receivable	(776)	(208)
Other assets	(148)	76
Accrued interest payable	(8)	154
Other liabilities	(848)	226
Net cash provided by operating activities	13,998	10,748

Cash Flows from Investing Activities
Proceeds from repayments of mortgage-backed securities	27,796	11,274
Proceeds from calls, sales and maturities of securities available for sale	141,317	31,000
Purchases of available for sale securities	(166,283)	(49,616)
Net change in restricted stock	(25)	(1,900)
Proceeds from sale of equity investment	8,856	-
Purchase of loan participations	(16,171)	(20,095)
Collection of loan participations	1,012	6,243
Loan originations and principal collections, net	(2,683)	(13,682)
Recoveries on loans charged off	200	142
Purchases of premises and equipment	(511)	(2,306)
Proceeds from sale of premises and equipment	27	2
Net cash (used in) provided by investing activities	(6,465)	(38,938)

Cash Flows from Financing Activities
Net change in time deposits	(9,362)	(31,792)
Net change in other deposits	(40,442)	(51,185)
Cash dividends paid	(4,772)	(4,645)
Net change in borrowings	17,900	50,000
Net cash used in financing activities	(36,676)	(37,622)
Net change in cash and cash equivalents	(29,143)	(65,812)
Cash and cash equivalents at beginning of period	59,250	108,117
Cash and cash equivalents at end of period	$30,107	$42,305

	For the Nine Months Ended September 30,
(in thousands)	2026	2025
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$19,121	$22,546
Income taxes	2,961	1,169

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for credit losses	$540	$406
Unrealized holding (loss) gain on securities available for sale	(24,627)	21,984
Lease liabilities arising from obtaining right-of-use assets during the period	-	440

See accompanying notes to consolidated financial statements.

National Bankshares, Inc.

Notes to Consolidated Financial Statements

September 30, 2026

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

The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”). The Company’s significant accounting policies followed in preparation of the unaudited consolidated financial statements are disclosed in Note 1 of the Company's 2025 Form 10-K. All amounts and disclosures included in this quarterly report as of December 31, 2025, were derived from the Company’s audited consolidated financial statements. Certain items in the prior period financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or stockholders’ equity. The Company posts all reports required to be filed under the Securities Exchange Act of 1934 on its web site at www.nationalbankshares.com.

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

Note 2: Loans and Allowance for Credit Losses

Loans

Loans include acquired loans and originated loans. Acquired loans are presented at their outstanding principal balance, net of the remaining purchase discount of $4,760 as of September 30, 2026 and $5,551 as of December 31, 2025. Originated loans as of September 30, 2026 and December 31, 2025 are presented at amortized cost. Accrued interest receivable of $3,902 at September 30, 2026 and $3,361 at December 31, 2025 is not included in total loans above and is excluded from the Company's estimate of credit losses on loans.

Past Due and Nonaccrual Loans

The following tables present the aging of past due loans, by loan pool, as of the dates indicated.

September 30, 2026	Accruing Current Loans	Accruing Loans 30 – 89 Days Past Due	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans	Total Loans	Accruing and Nonaccrual 90 or More Days Past Due
Real Estate Construction
Construction, 1-4 family residential	$11,255	$-	$-	$-	$11,255	$-
Construction, other	61,851	31	-	-	61,882	-
Consumer Real Estate
Equity line	29,269	120	19	-	29,408	19
Residential closed-end first liens	199,720	1,554	116	-	201,390	116
Residential closed-end junior liens	10,874	188	-	-	11,062	-
Investor-owned residential real estate	96,733	324	-	-	97,057	-
Commercial Real Estate
Multifamily residential real estate	141,489	-	-	-	141,489	-
Commercial real estate owner-occupied	118,711	-	-	175	118,886	175
Commercial real estate, other	190,340	-	-	156	190,496	-
Commercial Non Real Estate
Commercial and industrial	50,345	186	-	-	50,531	-
Public Sector and IDA
States and political subdivisions	60,027	-	-	-	60,027	-
Consumer Non Real Estate
Credit cards	4,615	4	1	-	4,620	1
Automobile	13,679	218	6	-	13,903	6
Other consumer loans	25,929	310	9	-	26,248	9
Total	$1,014,837	$2,935	$151	$331	$1,018,254	$326

December 31, 2025	Accruing Current Loans	Accruing Loans 30 – 89 Days Past Due	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans	Total Loans	Accruing and Nonaccrual 90 or More Days Past Due
Real Estate Construction
Construction, 1-4 family residential	$11,282	$-	$-	$-	$11,282	$-
Construction, other	29,101	311	-	-	29,412	-
Consumer Real Estate
Equity line	27,494	-	50	-	27,544	50
Residential closed-end first liens	196,857	1,447	-	-	198,304	-
Residential closed-end junior liens	11,154	6	-	-	11,160	-
Investor-owned residential real estate	91,471	174	-	-	91,645	-
Commercial Real Estate
Multifamily residential real estate	148,644	189	-	-	148,833	-
Commercial real estate owner-occupied	130,856	-	429	188	131,473	617
Commercial real estate, other	186,939	538	-	-	187,477	-
Commercial Non Real Estate
Commercial and industrial	51,435	248	335	-	52,018	335
Public Sector and IDA
States and political subdivisions	63,677	-	-	-	63,677	-
Consumer Non Real Estate
Credit cards	4,727	7	2	-	4,736	2
Automobile	12,707	245	14	-	12,966	14
Other consumer loans	28,991	357	51	-	29,399	51
Total	$995,335	$3,522	$881	$188	$999,926	$1,069

The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	September 30, 2026			December 31, 2025
	With No Allowance	With an Allowance	Total	With No Allowance	With an Allowance	Total
Commercial Real Estate
Commercial real estate owner-occupied	$-	$175	$175	$-	$188	$188
Commercial real estate, other	-	156	156	-	-	-
Total	$-	$331	$331	$-	$188	$188

No accrued interest receivable was reversed against interest income during the three and nine months ended September 30, 2026 or September 30, 2025.

Allowance for Credit Losses on Loans (“ACLL”)

The following tables present the activity in the ACLL by portfolio segment for the periods indicated:

	Activity in the ACLL for the Nine Months Ended September 30, 2026
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non-Real Estate	Total
Balance, December 31, 2025	$337	$3,823	$3,805	$849	$308	$770	$9,892
Charge-offs	-	-	-	(121)	-	(419)	(540)
Recoveries	-	3	-	53	-	144	200
Provision for (recovery of) credit losses	292	195	(36)	(135)	4	248	568
Balance, September 30, 2026	$629	$4,021	$3,769	$646	$312	$743	$10,120

	Activity in the ACLL for the Nine Months Ended September 30, 2025
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Total
Balance, December 31, 2024	$350	$3,945	$4,320	$658	$338	$651	$10,262
Charge-offs	-	(3)	-	-	-	(403)	(406)
Recoveries	-	-	29	31	-	82	142
Provision for (recovery of) credit losses	76	(35)	32	74	(29)	463	581
Balance, September 30, 2025	$426	$3,907	$4,381	$763	$309	$793	$10,579

	Activity in the ACLL for the Year Ended December 31, 2025
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Total
Balance, December 31, 2024	$350	$3,945	$4,320	$658	$338	$651	$10,262
Charge-offs	-	(3)	-	(50)	-	(529)	(582)
Recoveries	-	-	133	33	-	109	275
Provision for (recovery of) credit losses	(13)	(119)	(648)	208	(30)	539	(63)
Balance, December 31, 2025	$337	$3,823	$3,805	$849	$308	$770	$9,892

The following tables present information about the ACLL for individually evaluated loans and collectively evaluated loans by portfolio segment as of the dates indicated.

	ACLL by Segment and Evaluation Method
September 30, 2026	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non-Real Estate	Total
Individually evaluated	$–	$34	$98	$–	$–	$–	$132
Collectively evaluated	629	3,987	3,671	646	312	743	9,988
Total	$629	$4,021	$3,769	$646	$312	$743	$10,120

	ACLL by Segment and Evaluation Method
December 31, 2025	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Total
Individually evaluated	$-	$26	$80	$-	$-	$-	$106
Collectively evaluated	337	3,797	3,725	849	308	770	9,786
Total	$337	$3,823	$3,805	$849	$308	$770	$9,892

The following tables present information about individually evaluated loans and collectively evaluated loans by portfolio segment as of the dates indicated.

	Loans by Segment and Evaluation Method
September 30, 2026	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Public Sector and IDA	Consumer Non-Real Estate	Total
Individually evaluated	$–	$630	$8,926	$–	$–	$–	$9,556
Collectively evaluated	73,137	338,287	441,945	50,531	60,027	44,771	1,008,698
Total	$73,137	$338,917	$450,871	$50,531	$60,027	$44,771	$1,018,254

	Loans by Segment and Evaluation Method
December 31, 2025	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Total
Individually evaluated	$-	$465	$8,337	$-	$-	$-	$8,802
Collectively evaluated	40,694	328,188	459,446	52,018	63,677	47,101	991,124
Total	$40,694	$328,653	$467,783	$52,018	$63,677	$47,101	$999,926

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

As of September 30, 2026 and December 31, 2025, two of the Company’s individually evaluated loans were collateral dependent and secured by real estate. The following table provides detail on collateral dependent loans as of the dates indicated:

	September 30, 2026		December 31, 2025
	Balance	Related Allowance	Balance	Related Allowance
Commercial Real Estate
Commercial real estate, other	$6,841	$-	$6,921	$-
Total Loans	$6,841	$-	$6,921	$-

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

	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans Converted
September 30, 2026	Prior	2022	2023	2024	2025	2026	Revolving	to Term	Total
Construction, residential
Pass	$-	$-	$687	$-	$2,545	$2,997	$4,742	$284	$11,255
Construction, other
Pass	$3,485	$1,039	$24,088	$469	$7,069	$22,107	$3,625	$-	$61,882
Equity lines
Pass	$-	$-	$-	$-	$-	$-	$29,288	$-	$29,288
Classified	-	-	-	-	-	-	120	-	120
Total	$-	$-	$-	$-	$-	$-	$29,408	$-	$29,408
Residential closed-end first liens
Pass	$78,064	$32,066	$27,550	$18,000	$23,364	$21,775	$131	$-	$200,950
Special Mention	-	124	-	-	-	-	-	-	124
Classified	282	-	-	-	34	-	-	-	316
Total	$78,346	$32,190	$27,550	$18,000	$23,398	$21,775	$131	$-	$201,390
Residential closed-end junior liens
Pass	$1,025	$1,672	$1,076	$2,499	$2,628	$2,130	$32	$-	$11,062
Investor-owned residential real estate
Pass	$56,119	$10,007	$2,576	$3,665	$11,329	$9,198	$3,254	$249	$96,397
Classified	660	-	-	-	-	-	-	-	660
Total	$56,779	$10,007	$2,576	$3,665	$11,329	$9,198	$3,254	$249	$97,057
Multifamily residential real estate
Pass	$66,079	$23,176	$3,502	$12,911	$31,489	$3,120	$99	$-	$140,376
Classified	180	933	-	-	-	-	-	-	1,113
Total	$66,259	$24,109	$3,502	$12,911	$31,489	$3,120	$99	$-	$141,489
Commercial real estate, owner-occupied
Pass	$70,320	$21,149	$6,781	$5,266	$4,482	$6,945	$2,422	$399	$117,764
Classified	980	-	-	-	-	-	142	-	1,122
Total	$71,300	$21,149	$6,781	$5,266	$4,482	$6,945	$2,564	$399	$118,886
Commercial real estate, other
Pass	$122,609	$29,145	$14,521	$6,452	$2,814	$6,623	$1,166	$-	$183,330
Special Mention	658	-	-	-	-	-	-	-	658
Classified	6,352	-	156	-	-	-	-	-	6,508
Total	$129,619	$29,145	$14,677	$6,452	$2,814	$6,623	$1,166	$-	$190,496
Commercial and industrial
Pass	$15,809	$1,729	$1,743	$7,127	$5,132	$8,108	$10,808	$-	$50,456
Special Mention	-	-	-	-	-	-	61	-	61
Classified	-	-	-	-	-	-	14	-	14
Total	$15,809	$1,729	$1,743	$7,127	$5,132	$8,108	$10,883	$-	$50,531
Public sector and IDA
Pass	$38,445	$5,166	$6,383	$33	$-	$-	$10,000	$-	$60,027
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$4,620	$-	$4,620
Automobile
Pass	$75	$321	$1,145	$1,930	$4,323	$6,048	$-	$-	$13,842
Classified	-	-	9	19	33	-	-	-	61
Total	$75	$321	$1,154	$1,949	$4,356	$6,048	$-	$-	$13,903
Other consumer
Pass	$521	$387	$1,065	$4,025	$9,441	$8,438	$2,272	$42	$26,191
Special Mention	-	-	-	3	-	25	-	-	28
Classified	-	-	2	10	14	3	-	-	29
Total	$521	$387	$1,067	$4,038	$9,455	$8,466	$2,272	$42	$26,248
Total Loans
Pass	$452,551	$125,857	$91,117	$62,377	$104,616	$97,489	$72,459	$974	$1,007,440
Special Mention	658	124	-	3	-	25	61	-	871
Classified	8,454	933	167	29	81	3	276	-	9,943
Total	$461,663	$126,914	$91,284	$62,409	$104,697	$97,517	$72,796	$974	$1,018,254

	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans Converted
December 31, 2025	Prior	2021	2022	2023	2024	2025	Revolving	to Term	Total
Construction, residential
Pass	$-	$-	$-	$265	$1,135	$5,780	$3,565	$537	$11,282
Construction, other
Pass	$3,702	$752	$1,107	$16,721	$1,045	$2,293	$3,742	$50	$29,412
Equity lines
Pass	$-	$-	$-	$-	$-	$-	$27,494	$-	$27,494
Classified	-	-	-	-	-	-	50	-	50
Total	$-	$-	$-	$-	$-	$-	$27,544	$-	$27,544
Residential closed-end first liens
Pass	$54,388	$32,152	$33,508	$27,107	$21,529	$25,624	$39	$3,673	$198,020
Special mention	47	-	130	-	-	-	-	-	177
Classified	107	-	-	-	-	-	-	-	107
Total	$54,542	$32,152	$33,638	$27,107	$21,529	$25,624	$39	$3,673	$198,304
Residential closed-end junior liens
Pass	$1,208	$241	$1,757	$1,269	$3,106	$3,547	$32	$-	$11,160
Investor-owned residential real estate
Pass	$44,806	$15,403	$10,847	$2,956	$3,760	$11,172	$2,236	$-	$91,180
Classified	465	-	-	-	-	-	-	-	465
Total	$45,271	$15,403	$10,847	$2,956	$3,760	$11,172	$2,236	$-	$91,645
Multifamily residential real estate
Pass	$40,234	$38,409	$26,165	$4,126	$13,043	$26,180	$137	$-	$148,294
Classified	189	-	350	-	-	-	-	-	539
Total	$40,423	$38,409	$26,515	$4,126	$13,043	$26,180	$137	$-	$148,833
Commercial real estate, owner occupied
Pass	$69,884	$6,700	$24,662	$9,084	$5,913	$4,810	$2,669	$-	$123,722
Special mention	6,248	-	-	-	-	-	-	-	6,248
Classified	1,014	102	-	-	125	-	262	-	1,503
Total	$77,146	$6,802	$24,662	$9,084	$6,038	$4,810	$2,931	$-	$131,473
Commercial real estate, other
Pass	$96,143	$34,432	$30,660	$14,173	$6,047	$3,039	$1,613	$-	$186,107
Classified	673	-	538	159	-	-	-	-	1,370
Total	$96,816	$34,432	$31,198	$14,332	$6,047	$3,039	$1,613	$-	$187,477
Commercial and industrial
Pass	$6,927	$9,845	$2,502	$3,318	$9,388	$7,662	$11,842	$170	$51,654
Special mention	-	-	-	-	-	-	20	-	20
Classified	-	-	-	-	313	-	31	-	344
Total	$6,927	$9,845	$2,502	$3,318	$9,701	$7,662	$11,893	$170	$52,018
Public sector and IDA
Pass	$18,540	$23,207	$5,495	$6,390	$45	$-	$10,000	$-	$63,677
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$4,736	$-	$4,736
Automobile
Pass	$49	$212	$700	$2,257	$3,390	$6,343	$-	$-	$12,951
Classified	-	1	-	-	-	14	-	-	15
Total	$49	$213	$700	$2,257	$3,390	$6,357	$-	$-	$12,966
Other Consumer
Pass	$371	$413	$933	$2,235	$6,033	$17,762	$1,589	$-	$29,336
Special mention	-	-	-	-	5	-	-	-	5
Classified	-	-	3	47	4	2	2	-	58
Total	$371	$413	$936	$2,282	$6,042	$17,764	$1,591	$-	$29,399
Total Loans
Pass	$336,252	$161,766	$138,336	$89,901	$74,434	$114,212	$69,694	$4,430	$989,025
Special mention	6,295	-	130	-	5	-	20	-	6,450
Classified	2,448	103	891	206	442	16	345	-	4,451
Total	$344,995	$161,869	$139,357	$90,107	$74,881	$114,228	$70,059	$4,430	$999,926

The following tables present gross charge offs during the periods indicated, by loan class and year of origination:

	Gross Charge Offs by Origination Year for the Nine Months Ended September 30, 2026							Revolving Loans Converted
	Prior	2022	2023	2024	2025	2026	Revolving	to Term	Total
Commercial and industrial	$-	$-	$-	$-	$-	$-	$121	$-	$121
Credit cards	-	-	-	-	-	-	44	-	44
Automobile	1	-	-	-	35	-	-	-	36
Other consumer	-	3	27	69	138	100	2	-	339
Total gross charge-offs	$1	$3	$27	$69	$173	$100	$167	$-	$540

	Gross Charge Offs by Origination Year for the Twelve Months Ended December 31, 2025							Revolving Loans Converted
	Prior	2021	2022	2023	2024	2025	Revolving	to Term	Total
Residential closed-end first liens	$3	$-	$-	$-	$-	$-	$-	$-	$3
Commercial and industrial	-	-	-	50	-	-	-	-	50
Credit cards	-	-	-	-	-	-	54	-	54
Automobile	-	4	22	59	23	-	-	-	108
Other consumer	-	1	36	40	78	212	-	-	367
Total gross charge-offs	$3	$5	$58	$149	$101	$212	$54	$-	$582

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

The Company modified one loan for a borrower experiencing financial difficulty during the three and nine months ended September 30, 2026. The loan is individually evaluated as of September 30, 2026. Information about the modification is presented in the following table.

September 30, 2026	Amortized Cost Basis	% of Class	Type of Modification	Financial Effect
Commercial Real Estate
Commercial real estate, other	$6,183	3.25%	Interest only payments	12 months of interest only payments, following which the balance will be re-amortizd to contractual maturity

No loans were modified for borrowers experiencing financial difficulty during the three and nine month periods ended September 30, 2025.

The Company closely monitors the performance of loans modified for borrowers experiencing financial difficulty to identify indicators of default. Any portion of the loan determined to be uncollectible is charged against the allowance for credit losses. The modified commercial real estate loan above is in current status as of September 30, 2025 and did not default during the three or nine months ended September 30, 2026.

Consumer Real Estate Loans In Process of Foreclosure

As of September 30, 2026, there were nine consumer real estate loans totaling $524 in process of foreclosure. As of December 31, 2025, three consumer real estate loans totaling $126 were in process of foreclosure.

ACL for Unfunded Commitments

The following tables present the balance and activity in the ACL for unfunded commitments for the nine months ended September 30, 2026 and 2025:

Allowance for Credit Losses on Unfunded Commitments
Balance, December 31, 2025	$298
Recovery of credit losses	-
Balance, September 30, 2026	$298

Balance, December 31, 2024	$251
Provision for credit losses	37
Balance, September 30, 2025	$288

Note 3: Securities

The amortized cost and estimated fair value of securities available for sale along with gross unrealized gains and losses as of the dates indicated are summarized as follows:

September 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies and corporations	$186,750	$-	$25,789	$160,961
States and political subdivisions	176,974	-	35,481	141,493
Mortgage-backed securities	328,148	26	14,514	313,660
Corporate debt securities	4,502	-	721	3,781
Total securities available for sale	$696,374	$26	$76,505	$619,895

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies and corporations	$312,353	$-	$24,298	$288,055
States and political subdivisions	177,453	-	23,736	153,717
Mortgage-backed securities	210,918	129	3,406	207,641
Corporate debt securities	5,505	-	541	4,964
Total securities available for sale	$706,229	$129	$51,981	$654,377

The following tables present information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous loss position, as of the dates indicated:

	Less Than 12 Months		12 Months or More
September 30, 2026	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies and corporations	$1,958	$42	$159,003	$25,747
State and political subdivisions	2,978	576	138,515	34,905
Mortgage-backed securities	271,617	11,655	35,548	2,859
Corporate debt securities	-	-	3,781	721
Total temporarily impaired securities	$276,553	$12,273	$336,847	$64,232

	Less Than 12 Months		12 Months or More
December 31, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies and corporations	$-	$-	$288,055	$24,298
State and political subdivisions	1,680	364	151,652	23,372
Mortgage-backed securities	55,986	223	99,446	3,183
Corporate debt securities	-	-	4,964	541
Total temporarily impaired securities	$57,666	$587	$544,117	$51,394

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

At September 30, 2026, the Company had 445 securities with a fair value of $613,400 in an unrealized loss position. The Company reviews securities in an unrealized loss position to evaluate credit risk. The Company considers payment history, risk ratings from external parties, financial statements for municipal and corporate securities, public statements from issuers and other available credible published sources in evaluating credit risk. No credit losses were identified and no ACL on securities available for sale was recorded as of September 30, 2026. The unrealized losses are attributed to noncredit-related factors, including changes in interest rates and other market conditions. The Company does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the cost basis of the investments. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

The amortized cost and fair value of securities available for sale at September 30, 2026, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity.

September 30, 2026	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$16,513	$16,345
Due after one year through five years	143,398	126,979
Due after five years through ten years	168,997	138,021
Due after ten years	367,466	338,550
Total securities available for sale	$696,374	$619,895

Accrued interest receivable on securities, included in accrued interest receivable on the Consolidated Balance Sheets, totaled $3,412 at September 30, 2026 and $3,177 at December 31, 2025.

The deferred tax asset for the net unrealized loss on securities available for sale was $16,061 as of September 30, 2026 and $10,889 as of December 31, 2025. The deferred tax asset is included in other assets on the Consolidated Balance Sheets.

Realized Securities Gains and Losses

During 2026, the Company realized a loss of $6,549 on the sale of securities under a restructuring plan to manage interest rate risk. No securities were sold in 2025. Information pertaining to realized losses on sold securities follows:

	Sale of Available for Sale Securities
For the Period Ended	Proceeds	Book Value	Gross Gain	Gross Loss	Net Loss
September 30, 2026	$125,317	$131,866	$-	$(6,549)	$(6,549)

Restricted Stock

The Company held restricted stock of $1,872 as of September 30, 2026 and $1,848 as of December 31, 2025. Restricted stock is reported separately from available for sale securities and is included in other assets on the Consolidated Balance Sheets. As a member of the Federal Reserve and the Federal Home Loan Bank of Atlanta (“FHLB”), NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. The Company purchases stock from or sells stock back to the correspondents based on their calculations. The stock is held by member institutions only and is not actively traded.

Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. In addition to dividends, NBB also benefits from its membership with FHLB through eligibility to borrow from the FHLB, using as collateral NBB’s capital stock investment in the FHLB and qualifying NBB real estate mortgage loans totaling $497,440 at September 30, 2026. The Company’s management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at September 30, 2026, did not determine any impairment.

Note 4: Defined Benefit Plan

The following table presents components of net periodic benefit income for the periods indicated:

	Net Periodic Benefit Income
	Three Months Ended September 30,
	2026	2025
Service cost	$(287)	$(248)
Interest cost	(341)	(324)
Expected return on plan assets	739	692
Net periodic benefit income	$111	$120

	Net Periodic Benefit Income
	Nine Months Ended September 30,
	2026	2025
Service cost	$(860)	$(743)
Interest cost	(1,023)	(972)
Expected return on plan assets	2,218	2,077
Net periodic benefit income	$335	$362

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

		Fair Value Measurement Using
September 30, 2026	Balance	Level 1	Level 2	Level 3
U.S. government agencies and corporations	$160,961	$-	$160,961	$-
States and political subdivisions	141,493	-	141,493	-
Mortgage-backed securities	313,660	-	313,660	-
Corporate debt securities	3,781	-	3,781	-
Total securities available for sale	$619,895	$-	$619,895	$-

		Fair Value Measurement Using
December 31, 2025	Balance	Level 1	Level 2	Level 3
U.S. government agencies and corporations	$288,055	$-	$288,055	$-
States and political subdivisions	153,717	-	153,717	-
Mortgage-backed securities	207,641	-	207,641	-
Corporate debt securities	4,964	-	4,964	-
Total securities available for sale	$654,377	$-	$654,377	$-

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

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on mortgage loans held for sale as of September 30, 2026 or December 31, 2025.

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

As of September 30, 2026, two commercial real estate loans totaling $6,841 were measured under the fair value of collateral method using third party appraisals (Level 2). No measurements resulted in a specific allocation. As of December 31, 2025, two commercial real estate loans totaling $6,921 were measured under the fair value of collateral method using third party appraisals (Level 2). No measurements resulted in a specific allocation.

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

		Estimated Fair Value
September 30, 2026	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$11,217	$11,217	$-	$-
Interest-bearing deposits	18,890	18,890	-	-
Securities available for sale	619,895	-	619,895	-
Restricted stock, at cost	1,872	-	1,872	-
Mortgage loans held for sale	422	-	422	-
Loans, net	1,007,282	-	-	981,116
Accrued interest receivable	7,314	-	7,314	-
Bank-owned life insurance	49,485	-	49,485	-
Financial liabilities:
Deposits	$1,577,178	$-	$1,268,981	$308,121
Accrued interest payable	1,573	-	1,573	-
Borrowings	17,900	-	17,900	-

		Estimated Fair Value
December 31, 2025	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$8,419	$8,419	$-	$-
Interest-bearing deposits	50,831	50,831	-	-
Securities available for sale	654,377	-	654,377	-
Restricted stock, at cost	1,848	-	1,848	-
Loans, net	989,418	-	-	955,899
Accrued interest receivable	6,538	-	6,538	-
Bank-owned life insurance	48,568	-	48,568	-
Financial liabilities:
Deposits	$1,626,933	$-	$1,309,423	$317,625
Accrued interest payable	1,581	-	1,581	-

Note 6: Components of Accumulated Other Comprehensive Loss

The following tables summarize the activity related to each component of accumulated other comprehensive loss for the periods indicated:

	Net Unrealized Loss on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at June 30, 2025	$(50,740)	$328	$(50,412)
Unrealized holding gain on available for sale securities, net of tax of $1,599	6,015	-	6,015
Balance at September 30, 2025	$(44,725)	$328	$(44,397)

Balance at June 30, 2026	$(38,997)	$1,290	$(37,707)
Unrealized holding loss on available for sale securities, net of tax of ($5,695)	(21,421)	-	(21,421)
Balance at September 30, 2026	$(60,418)	$1,290	$(59,128)

	Net Unrealized Loss on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at December 31, 2024	$(62,093)	$328	$(61,765)
Unrealized holding gain on available for sale securities, net of tax of $4,616	17,368	-	17,368
Balance at September 30, 2025	$(44,725)	$328	$(44,397)

Balance at December 31, 2025	$(40,964)	$1,290	$(39,674)
Unrealized holding loss on available for sale securities, net of tax of ($6,548)	(24,628)	-	(24,628)
Reclassification adjustment, net of tax of $1,375	5,174	-	5,174
Balance at September 30, 2026	$(60,418)	$1,290	$(59,128)

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated:

	Three Months Ended September 30,
Noninterest Income	2026	2025
In-scope of Topic 606:
Service charges on deposit accounts	$748	$681
Other service charges and fees	76	72
Credit and debit card fees, net	527	492
Trust income	687	700
Insurance and Investment (1)	85	133
Noninterest Income (in-scope of Topic 606)	$2,123	$2,078
Noninterest Income (out-of-scope of Topic 606)	451	459
Total noninterest income	$2,574	$2,537

	Nine Months Ended September 30,
Noninterest Income	2026	2025
In-scope of Topic 606:
Service charges on deposit accounts	$2,087	$2,114
Other service charges and fees	287	228
Credit and debit card fees, net	1,528	1,275
Trust income	1,938	1,857
Insurance and Investment (1)	669	656
Noninterest Income (in-scope of Topic 606)	$6,509	$6,130
Noninterest Income (out-of-scope of Topic 606)	1,390	1,246
Total noninterest income	$7,899	$7,376

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

The following tables present information about leases as of the dates and for the periods indicated:

	September 30,	December 31,
	2026	2025
Lease liability	$1,660	$2,038
Right-of-use asset	$1,473	$1,839
Weighted average remaining lease term (in years)	3.65	4.26
Weighted average discount rate	3.92%	3.90%

	For the Three Months Ended September 30,
Lease Expense	2026	2025
Operating lease expense	$135	$105
Cash paid for amounts included in lease liabilities	$135	$109
Right-of-use assets obtained in exchange for operating lease liabilities commencing during the period	$-	$86

	For the Nine Months Ended September 30,
Lease Expense	2026	2025
Operating lease expense	$403	$315
Cash paid for amounts included in lease liabilities	$414	$333
Right-of-use assets obtained in exchange for operating lease liabilities commencing during the period	$-	$440

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability:

Undiscounted Cash Flow for the Period	As of September 30, 2026
Twelve months ending September 30, 2027	$517
Twelve months ending September 30, 2028	517
Twelve months ending September 30, 2029	367
Twelve months ending September 30, 2030	274
Twelve months ending September 30, 2031	98
Thereafter	-
Total undiscounted cash flows	$1,773
Less: discount	(113)
Lease liability	$1,660

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

The Company valued the RSAs and RSUs at the closing stock price on the grant date. The Company records expense over the associated vesting period. Stock based compensation expense charged against income was $41 and $166 for the three and nine months ended September 30, 2026 and $49 and $143 for the three and nine months ended September 30, 2025. As of September 30, 2026, compensation expense of $149 related to the nonvested RSAs and RSUs is expected to be recognized over the coming 12 months. A summary of changes in the Company’s nonvested RSAs and RSUs under the Plan for the nine months ended September 30, 2026 follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2026	9,584	$28.85
Granted	6,937	37.25
Vested and released	(2,630)	26.59
Forfeited	(1,835)	33.11
Nonvested at September 30, 2026	12,056	$33.53

Note 10: Net Income Per Common Share

The factors used in the computation of net income per common share for the periods indicated are presented below:

	For the Three Months Ended September 30,
	2026			2025
	Net Income (Numerator)	Common Shares Weighted Average Outstanding (Denominator)	Per Share	Net Income (Numerator)	Common Shares Weighted Average Outstanding (Denominator)	Per Share
Basic net income per common share	$5,488	6,366,001	$0.86	$4,420	6,360,973	$0.70
Dilutive shares		2,448			2,378
Diluted net income per common share	$5,488	6,368,449	$0.86	$4,420	6,363,351	$0.69

	For the Nine Months Ended September 30,
	2026			2025
	Net Income (Numerator)	Common Shares Weighted Average Outstanding (Denominator)	Per Share	Net Income (Numerator)	Common Shares Weighted Average Outstanding (Denominator)	Per Share
Basic net income per common share	$15,498	6,364,440	$2.44	$9,945	6,359,443	$1.56
Dilutive shares		2,821			2,343
Diluted net income per common share	$15,498	6,367,261	$2.43	$9,945	6,361,786	$1.56

RSAs are disregarded in the computation of diluted net income per share if they are determined to be anti-dilutive. There were no anti-dilutive RSAs for the three and nine months ended September 30, 2026 and September 30, 2025.

Note 11: Goodwill and Other Intangibles

Core deposit intangible amortization expense was $82 and $253 for the three and nine months ended September 30, 2026. Core deposit intangible amortization expense was $92 and $284 for the three and nine months ended September 30, 2025. The following table provides information on the significant components of goodwill and other acquired intangible assets during the nine months ended September 30, 2026:

	Beginning Balance	Additions	Accumulated Amortization	Ending Balance
Goodwill	$10,718	$-	$-	$10,718
Core deposit intangible	$1,490	$-	$(253)	$1,237

As of September 30, 2026, estimated future remaining amortization of the core deposit intangible within the years ending December 31, is as follows:

Amortization Expense
2026	$79
2027	290
2028	248
2029	207
2030	165
2031	123
Thereafter	125
Total amortizing core deposit intangible	$1,237

Note 12: Borrowings

During the third quarter of 2026, the Company borrowed $17,900 from the Federal Reserve Discount Window. The borrowings were part of a yield optimization strategy and the proceeds were used to purchase securities. The borrowings were structured to mirror expected cash flow from the securities portfolio through the end of 2026. All borrowings mature within the next three months and have an interest rate of 4.00%.

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

NBI has two wholly-owned subsidiaries; the National Bank of Blacksburg ("NBB") and National Bankshares Financial Services, Inc. ("NBFS"). NBB is a community bank and does business as National Bank from 28 office locations and one loan production office and operates 26 automated teller machines ("ATMs") in its service area. NBB is the source of nearly all of the Company’s revenue. NBFS does business as National Bankshares Investment Services and National Bankshares Insurance Services.

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

Performance Summary

The Company’s results of operations and financial position are heavily influenced by the interest rate environment. The rate environment during the first nine months of 2026 has allowed the Company's adjustable rate loans to reprice higher than their previous rates, and provided attractive investment opportunities in the securities portfolio. Also influential to the Company's results are a gain on the sale of an equity investment offset by a loss on the sale of securities in 2026, and a core system conversion completed during the second quarter of 2025, with core system conversion expense presented on the Consolidated Statements of Income. Expanded discussion of significant items for 2026 and 2025 is provided in subsequent sections.

The following table presents the Company’s key performance indicators for the periods indicated:

	Three Months Ended September 30,
	2026	2025
Net Income	$5,488	$4,420
Return on average assets	1.20%	0.98%
Adjusted return on average assets (1)	1.20%	0.99%
Return on average equity	11.52%	10.22%
Adjusted return on average equity (1)	11.52%	10.29%
Basic net income per common share	$0.86	$0.70
Diluted net income per common share(2)	$0.86	$0.69
Net interest margin (1)	3.21%	2.72%
Efficiency ratio (1)	55.90%	58.75%

	Nine Months Ended September 30,
Summary Key Performance Indicators	2026	2025
Net Income	$15,498	$9,945
Return on average assets	1.14%	0.74%
Adjusted return on average assets (1)	1.13%	0.76%
Return on average equity	11.22%	7.98%
Adjusted return on average equity (1)	11.18%	8.28%
Basic net income per common share	$2.44	$1.56
Diluted net income per common share(2)	$2.43	$1.56
Net interest margin (1)	3.07%	2.56%
Efficiency ratio (1)	58.04%	62.72%

(1)
See “Non-GAAP Financial Measures” below.
(2)
Average dilutive common shares were 2,448 and 2,821 for the three and nine months ended September 30, 2026, and 2,378 and 2,343 for the three and nine months ended September 30, 2025. Dilutive common shares stem from unvested restricted stock.

Net income for the three and nine months ended September 30, 2026 increased when compared with the comparable periods of 2025, due to net interest margin expansion and core conversion related expenses in 2025. The net interest margin as well as key noninterest income and expense items are discussed below.

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

	Three Months Ended September 30,
Net Interest Margin, FTE	2026	2025
Interest income (GAAP)	$20,287	$19,010
Add: FTE adjustment	247	213
Interest income, FTE (non-GAAP)	20,534	19,223
Interest expense (GAAP)	6,440	7,336
Net interest income, FTE (non-GAAP)	$14,094	$11,887
Average balance of interest-earning assets	$1,740,565	$1,731,992
Net interest margin	3.21%	2.72%

	Nine Months Ended September 30,
Net Interest Margin, FTE	2026	2025
Interest income (GAAP)	$58,682	$55,744
Add: FTE adjustment	753	633
Interest income, FTE (non-GAAP)	59,435	56,377
Interest expense (GAAP)	19,162	22,829
Net interest income, FTE (non-GAAP)	$40,273	$33,548
Average balance of interest-earning assets	$1,751,943	$1,752,234
Net interest margin (non-GAAP)	3.07%	2.56%

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

	Three Months Ended September 30,
Efficiency Ratio	2026	2025
Noninterest expense (GAAP)	$9,318	$8,524
Less: core system conversion expense	-	(50)
Adjusted noninterest expense (non-GAAP)	$9,318	$8,474
Noninterest income (GAAP)	$2,574	$2,537
Net interest income, FTE (non-GAAP)	14,094	11,887
Total income for efficiency ratio (non-GAAP)	$16,668	$14,424
Efficiency ratio	55.90%	58.75%

	Nine Months Ended September 30,
Efficiency Ratio	2026	2025
Noninterest expense (GAAP)	$27,948	$27,739
Less: core system conversion expense	-	(2,073)
Adjusted noninterest expense (non-GAAP)	$27,948	$25,666
Noninterest income (GAAP)	$7,899	$7,376
Less: gain on sale of equity investment	(6,566)	-
Less: loss on sale of securities, net	6,549	-
Adjusted noninterest income (non-GAAP)	7,882	7,376
Net interest income, FTE (non-GAAP)	40,273	33,548
Total income for efficiency ratio (non-GAAP)	$48,155	$40,924
Efficiency ratio (non-GAAP)	58.04%	62.72%

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

	Three Months Ended September 30,
Annualized Net Income for Ratio Calculation	2026	2025
Net income per GAAP	$5,488	$4,420
Adjustments for items not annualized:
Core system conversion expense, net of tax of $11 for the period ended September 30, 2025	-	39
Total non-annualized items	-	39
Adjusted net income	5,488	$4,459
Adjusted net income, annualized	$21,773	$17,691
Add: total non-annualized items	-	(39)
Annualized net income for ratio calculation (non-GAAP)	$21,773	$17,652
Return on average assets (GAAP)	1.20%	0.98%
Adjusted return on average assets (non-GAAP)	1.20%	0.99%
Return on average equity (GAAP)	11.52%	10.22%
Adjusted return on average equity (non-GAAP)	11.52%	10.29%

	Nine Months Ended September 30,
Annualized Net Income for Ratio Calculation	2026	2025
Net income per GAAP	$15,498	$9,945
Adjustments for items not annualized:
Partnership income net of tax of ($49) and ($44) for the periods ended September 30, 2026 and 2025, respectively	(184)	(166)
Gain on sale of equity investment, net of tax of ($1,379) for the period ended September 30, 2026	(5,187)	-
Loss on sale of securities, net, net of tax of $1,375 for the period ended September 30, 2026	5,174	-
Core system conversion expense, net of tax of $435 for the period ended September 30, 2025	-	1,638
Total non-annualized items	(197)	1,472
Adjusted net income	$15,301	$11,417
Adjusted net income, annualized	$20,457	$15,264
Add: total non-annualized items	197	(1,472)
Annualized net income for ratio calculation (non-GAAP)	$20,654	$13,792
Return on average assets (GAAP)	1.14%	0.74%
Adjusted return on average assets (non-GAAP)	1.13%	0.76%
Return on average equity (GAAP)	11.22%	7.98%
Adjusted return on average equity (non-GAAP)	11.18%	8.28%

Net Interest Income

The following tables present interest‑earning assets and interest‑bearing liabilities, the interest earned or paid, the average yield or rate on the daily average balance outstanding, net interest income and net interest margin for the periods indicated.

	Three Months Ended September 30,
	2026			2025
($ in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans (1)(2)(3)(4)(5)	$1,015,931	$14,493	5.66%	$1,010,041	$14,356	5.64%
Taxable securities (5)	635,031	5,354	3.34%	588,212	3,704	2.50%
Nontaxable securities (1)(5)	62,276	429	2.73%	62,730	423	2.68%
Interest-bearing deposits	27,327	258	3.75%	71,009	740	4.13%
Total interest-earning assets	$1,740,565	$20,534	4.68%	$1,731,992	$19,223	4.40%
Interest-bearing liabilities:
Interest-bearing demand deposits	$843,851	$3,860	1.81%	$827,977	$4,307	2.06%
Savings deposits	140,925	56	0.16%	141,197	55	0.15%
Time deposits(6)	311,215	2,512	3.20%	322,782	2,907	3.57%
Borrowings	1,241	12	3.84%	6,630	67	4.01%
Total interest-bearing liabilities	$1,297,232	$6,440	1.97%	$1,298,586	$7,336	2.24%
Net interest income and interest rate spread		$14,094	2.71%		$11,887	2.16%
Net interest margin			3.21%			2.72%

(1)
Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 21%.
(2)
Included in interest income are loan fees of $170 and $162 for the three months ended September 30, 2026 and 2025, respectively. Also included in interest income is accretion of discounts on acquired loans of $196 and $699 for the three months ended September 30, 2026 and 2025, respectively.
(3)
Nonaccrual loans are included in average balances for yield computations.
(4)
Includes loans held for sale.
(5)
Daily averages are shown at amortized cost.
(6)
Included in interest expense is amortization of premium on acquired time deposits of $15 and $27 for the three months ended September 30, 2026 and 2025, respectively.

	Nine Months Ended September 30,
	2026			2025
($ in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans (1)(2)(3)(4)(5)	$1,006,388	$42,830	5.69%	$1,004,552	$41,052	5.46%
Taxable securities (5)	637,118	14,026	2.94%	599,455	11,289	2.52%
Nontaxable securities (1)(5)	62,387	1,292	2.77%	62,846	1,274	2.71%
Federal funds sold	-	-	-	152	5	4.40%
Interest-bearing deposits	46,050	1,287	3.74%	85,229	2,757	4.32%
Total interest-earning assets	$1,751,943	$59,435	4.54%	$1,752,234	$56,377	4.30%
Interest-bearing liabilities:
Interest-bearing demand deposits	$855,993	$11,298	1.76%	$850,676	$13,330	2.10%
Savings deposits	142,237	161	0.15%	142,874	156	0.15%
Time deposits(6)	312,969	7,684	3.28%	331,602	9,276	3.74%
Borrowings	675	19	3.76%	2,234	67	4.01%
Total interest-bearing liabilities	$1,311,874	$19,162	1.95%	$1,327,386	$22,829	2.30%
Net interest income and interest rate spread		$40,273	2.59%		$33,548	2.00%
Net interest margin			3.07%			2.56%

(1)
Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 21%.
(2)
Included in interest income are loan fees of $541 and $361 for the nine months ended September 30, 2026 and 2025, respectively. Also included in interest income is accretion of discounts on acquired loans of $790 and $1,324 for the nine months ended September 30, 2026 and 2025, respectively.
(3)
Nonaccrual loans are included in average balances for yield computations.
(4)
Includes loans held for sale.
(5)
Daily averages are shown at amortized cost.
(6)
Included in interest expense is amortization of premium on acquired time deposits of $49 and $128 for the nine months ended September 30, 2026 and 2025, respectively.

When the three and nine months ended September 30, 2026 and 2025 are compared, improvement in the net interest margin stemmed from higher yields on loans and securities and lower cost of time deposits and interest bearing demand deposits, somewhat offset by lower yield on interest-bearing deposit assets. Taxable securities yield for the three and nine months ended September 30, 2026 benefited from the partial restructuring of the securities portfolio during June 2026.

Noninterest Income

	Three Months Ended September 30,		Change
	2026	2025	Dollars	Percent
Service charges on deposits	$748	$681	$67	9.84%
Other service charges and fees	76	72	4	5.56%
Credit and debit card fees, net	527	492	35	7.11%
Trust income	687	700	(13)	(1.86)%
BOLI income	310	304	6	1.97%
Gain on sale of mortgage loans	55	92	(37)	(40.22)%
Other income	171	196	(25)	(12.76)%
Total noninterest income	$2,574	$2,537	$37	1.46%

	Nine Months Ended September 30,		Change
	2026	2025	Dollars	Percent
Service charges on deposits	$2,087	$2,114	$(27)	(1.28)%
Other service charges and fees	287	228	59	25.88%
Credit and debit card fees, net	1,528	1,275	253	19.84%
Trust income	1,938	1,857	81	4.36%
BOLI income	917	893	24	2.69%
Gain on sale of mortgage loans	149	171	(22)	(12.87)%
Other income	976	838	138	16.47%
Gain on sale of equity investment	6,566	-	6,566	NM
Loss on sale of securities, net	(6,549)	-	(6,549)	NM
Total noninterest income	$7,899	$7,376	$523	7.09%

When the three and nine months ended September 30, 2026 are compared with the comparable periods of 2025, noninterest income increased. Other service charges and fees increased when the three and nine months ended September 30, 2026 are compared with the comparable periods of 2025, primarily due to a change in recognition method for safe deposit box rent.

Credit and debit card fees, net, increased when the three and nine months ended September 30, 2026 are compared with the comparable periods of 2025, due to improved terms for interchange fee income stemming from the core system conversion in May of 2025.

Trust income increased when the nine months ended September 30, 2026 is compared with the comparable period of 2025 due to higher estate fee income in 2026.

Gain on sale of mortgage loans decreased when the three and nine months ended September 30, 2026 are compared with the comparable periods of 2025, due to lower volume.

Other income increased when the nine months ended September 30, 2026 is compared with the comparable periods of 2025, due to higher commissions on securities sales and income from equity investments.

During the second quarter of 2026, the Company recorded a gain on the sale of its equity interest in a community-bank insurance consortium. The Company also completed a strategic repositioning of a portion of its securities portfolio to enhance profitability and manage interest rate risk. The Company expects that incremental earnings improvement from the repositioning will recover the loss on the sale over a period of 1.8 years from the date of the transaction, and provide earnings accretion after the recovery period.

Noninterest Expense

	Three Months Ended September 30,		Change
	2026	2025	Dollars	Percent
Salaries and employee benefits	$5,819	$5,114	$705	13.79%
Occupancy, furniture and fixtures	847	770	77	10.00%
Data processing	1,016	848	168	19.81%
FDIC assessment	211	210	1	0.48%
Intangible asset amortization	82	92	(10)	(10.87)%
Franchise taxes	352	350	2	0.57%
Professional services	341	361	(20)	(5.54)%
Core system conversion expense	-	50	(50)	NM
Other operating expenses	650	729	(79)	(10.84)%
Total noninterest expense	$9,318	$8,524	$794	9.31%

	Nine Months Ended September 30,		Change
	2026	2025	Dollars	Percent
Salaries and employee benefits	$17,441	$15,505	$1,936	12.49%
Occupancy, furniture and fixtures	2,569	2,240	329	14.69%
Data processing	2,909	2,532	377	14.89%
FDIC assessment	625	627	(2)	(0.32)%
Intangible asset amortization	253	284	(31)	(10.92)%
Franchise taxes	1,053	1,081	(28)	(2.59)%
Professional services	1,072	1,169	(97)	(8.30)%
Core system conversion expense	-	2,073	(2,073)	NM
Other operating expenses	2,026	2,228	(202)	(9.07)%
Total noninterest expense	$27,948	$27,739	$209	0.75%

Total noninterest expense increased when the three and nine months ended September 30, 2026 are compared with the comparable periods of 2025. During 2025, the Company recorded specific expense for the core system conversion, as well as associated marketing and mailing expense included in other noninterest expense.

Salaries and employee benefits include payroll taxes, health insurance, contributions to the employee stock ownership plan and employee 401(k), pension expense, incentives and salary continuation. When the three and nine months ended September 30, 2026 are compared with the comparable periods of 2025, the increase was driven by higher medical insurance expense, incentive programs and pension service cost.

Occupancy, furniture and fixtures expense increased when the three and nine months ended September 30, 2026 are compared with the comparable periods of 2025 due to depreciation and amortization of assets placed into service for the core system conversion in May 2025 and the Company's Roanoke and Lynchburg branch locations, opened in March 2025 and November 2025, respectively.

Data processing expense increased when three and nine months ended September 30, 2026 are compared with the comparable periods of 2025 due to higher maintenance and communications infrastructure expense, as well as expenses to manage cybersecurity risk. The cost of these measures was $131 for the three months ended September 30, 2026 and $114 for the three months ended September 30, 2025. For the nine months ended September 30, 2026, total cybersecurity expense was $413 compared with $255 for the nine months ended September 30, 2025. The Company places high priority on cybersecurity.

Professional services include legal, audit and consulting expenses, which decreased when the three and nine months ended September 30, 2026 are compared with the comparable periods of 2025 due to lower legal expense.

Other operating expenses decreased when the three and nine months ended September 30, 2026 are compared with the comparable periods of 2025 due to improvement in the non-service component of pension cost. The category of other operating expenses also includes expense for marketing and business development, supplies, and charitable donations, among others.

Income Tax

The Company’s income tax expense was $1,291 for the three months ended September 30, 2026 compared with $961 for the same period in 2025. The Company's income tax expense was $3,405 for the nine months ended September 30, 2026 and effective tax rate was 18.01%. For the nine months ended September 30, 2025, the Company’s income tax expense was $1,989 and effective tax rate was 16.67%. The effective tax rate increased due to comparable levels of nontaxable income while taxable earnings increased.

Asset Quality

Key indicators of the Company’s asset quality are presented in the following table.

	September 30,	December 31,
	2026	2025
Nonaccrual loans	$331	$188
Loans past due 90 days or more, and still accruing	151	881
ACLL to loans net of deferred fees and costs	0.99%	0.99%
Year-to-date net charge-offs as a percentage of average loans(1)	0.05%	0.03%
Ratio of nonaccrual loans to loans, net of deferred fees and costs	0.03%	0.02%
Ratio of ACLL to nonaccrual loans	3057.40%	5261.70%

(1)
Net charge-offs are annualized through the period indicated.

For information on the Company’s policies on the ACLL, please refer to the Company’s 2025 Form 10-K, Note 1: Summary of Significant Accounting Policies.

The Company’s risk analysis as of September 30, 2026 determined an ACLL of $10,120, or 0.99% of loans net of deferred fees and costs. This compares with an allowance of $9,892 as of December 31, 2025, or 0.99% of loans. To determine the appropriate level of the ACLL, the Company considers credit risk for individually evaluated loans and for groups of loans evaluated collectively.

Individually Evaluated Loans

Individually evaluated loans were $9,556 as of September 30, 2026 and $8,802 as of December 31, 2025. As of both reporting dates, two individually evaluated loans were collateral dependent but were adequately collateralized and did not result in an individual allocation. The remaining individually evaluated loans were measured using the discounted cash flow method, resulting in an allocation of $132 as of September 30, 2026 and $106 as of December 31, 2025.

Collectively Evaluated Loans

Collectively evaluated loans totaled $1,008,698, with an ACLL of $9,988 as of September 30, 2026. As of December 31, 2025, collectively evaluated loans totaled $991,124, with an allowance of $9,786.

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

Reasonable and Supportable Forecast

The Company applied a 12-month national unemployment forecast, with reversion to historical loss rates on a straight-line basis during the following 12 months. The forecast applied as of September 30, 2026 projects that unemployment will be slightly elevated from the current level, but will be at a lower level than the forecast applied as of December 31, 2025. The lower unemployment forecast decreased the required level of the ACLL when September 30, 2026 is compared with December 31, 2025.

Qualitative Factors: Economic

The Company sources economic data pertinent to its market from the most recently available publications, including business and personal bankruptcy filings, the residential vacancy rate and the inventory of new and existing homes.

Higher bankruptcy filings indicate heightened credit risk and increase the ACLL, while lower bankruptcy filings have a beneficial impact on credit risk. Compared with data available as of December 31, 2025, business bankruptcy filings and personal bankruptcy filings increased.

Residential vacancy rates and housing inventory are used to measure the housing market. The housing market directly or indirectly affects all loan classes. Higher vacancy and inventory levels increase credit risk. The residential vacancy rate available as of September 30, 2026 decreased compared to the data incorporated into the December 31, 2025 calculation, resulting in a lower allocation. Housing inventory increased when September 30, 2026 is compared with December 31, 2025, resulting in a higher allocation.

Qualitative Factors: Asset Quality Indicators

Accruing past due loans are analyzed at the class level and compared with previous levels. Increases in past due loans indicate heightened credit risk. Accruing loans past due 30-89 days were 0.29% of total loans as of September 30, 2026, a decrease from 0.35% as of December 31, 2025.

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

The Company monitors local economic news and internal indicators to consider the presence of risk that may not be reflected in its standard analysis of qualitative factors. As of September 30, 2026, management identified elevated local unemployment data and collection activity, similar to December 31, 2025, as well as geopolitical concerns that impact inflation. The Company increased its allocation from December 31, 2025.

Conclusion

The estimate of the appropriate level for the ACLL requires management’s prudent and informed judgment. The Company's estimate is based on quantitative and qualitative analysis of historical indicators, asset quality and economic factors and represents a reasonable estimate of the credit risk in the loan portfolio as of September 30, 2026.

ACL on Unfunded Commitments

The ACL on unfunded commitments was $298, or 0.15% of unfunded commitments as of September 30, 2026. The ACL on unfunded commitments was $298, or 0.17% as of December 31, 2025.

Provision for Credit Losses

The provision for credit losses represents charges to earnings necessary to maintain an adequate allowance. The adequacy of the ACLL is reviewed quarterly and adjustments are made as determined necessary. The Company recorded a provision for credit losses on loans of $568 for the nine months ended September 30, 2026, compared with a provision for credit losses on loans of $581 and a provision of $37 for unfunded commitments for the nine months ended September 30, 2025. For the three month period ended September 30, 2026, the Company recorded a provision for credit losses on loans of $309 and a provision for credit losses on unfunded commitments of $15. For the three months ended September 30, 2025, the Company recorded a provision for credit losses on loans of $259 and a provision for credit losses on unfunded commitments of $47.

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

During the three and nine months ended September 30, 2026 and 2025, the Company modified loans in the normal course of business for borrowers who were not experiencing financial difficulty. During the three months ended September 30, 2026, the Company modified 67 loans totaling $20,123. During the nine months ended September 30, 2026, the Company modified 194 loans totaling $60,019. During the three and nine months ended September 30, 2025, the Company provided 46 modifications to loans totaling $13,884 and 414 modifications totaling $55,739, respectively.

Key Assets and Liabilities

NBI’s key assets and liabilities and their change from December 31, 2025 are shown in the following table.

	September 30,	December 31,	Change
	2026	2025	Dollars	Percent
Interest-bearing deposits	$18,890	$50,831	$(31,941)	(62.84)%
Securities available for sale, at fair value	619,895	654,377	(34,482)	(5.27)%
Loans, net	1,007,282	989,418	17,864	1.81%
Total assets	1,783,201	1,824,506	(41,305)	(2.26)%
Deposits	1,577,178	1,626,933	(49,755)	(3.06)%

Average Balances

Year-to-date daily averages for the major balance sheet categories are as follows:

	September 30,	December 31,	Change
	2026	2025	Dollars	Percent
Assets
Interest-bearing deposits	$46,050	$76,223	$(30,173)	(39.59)%
Securities available for sale, at fair value	646,345	603,869	42,476	7.03%
Loans, net	996,267	995,531	736	0.07%
Total assets	1,822,537	1,809,631	12,906	0.71%
Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$314,800	$305,115	$9,685	3.17%
Interest-bearing demand deposits	855,993	842,479	13,514	1.60%
Savings deposits	142,237	142,547	(310)	(0.22)%
Time deposits	312,969	328,286	(15,317)	(4.67)%
Stockholders’ equity	184,744	170,428	14,316	8.40%

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

Securities

The Company's securities are designated as available for sale and as such, are reported at fair value. The following table presents information on securities available for sale as of the dates indicated:

	September 30,	December 31,	Change
	2026	2025	Dollars	Percent
Amortized cost	$696,374	$706,229	$(9,855)	(1.40)%
Unrealized loss, net	(76,479)	(51,852)	(24,627)	(47.49)%
Securities available for sale, at fair value	$619,895	$654,377	$(34,482)	(5.27)%

The Company repositioned a portion of the securities portfolio during the second quarter of 2026, selling securities with an amortized cost of $131,866 and weighted average yield of 1.80%, resulting in a loss of $6,549. The Company then purchased securities totalling $127,327 with a weighted average yield of 5.26%.

The unrealized loss in the Company’s investment portfolio is due to interest rate risk. Fair value of bonds moves inversely to interest rate changes and expectations of interest rate changes. The Company’s analysis of the securities portfolio determined no identifiable credit risk as of September 30, 2026 and no ACL has been recorded. Please refer to Note 1: General and Summary of Significant Accounting Policies of the Company's 2025 Form 10-K and Note 3: Securities in Part I, Item 1 of this report for additional information on the securities portfolio.

Loans

	September 30,	December 31,	Change
	2026	2025	Dollars	Percent
Real estate construction	$73,137	$40,694	$32,443	79.72%
Consumer real estate	338,917	328,653	10,264	3.12%
Commercial real estate	450,871	467,783	(16,912)	(3.62)%
Commercial non real estate	50,531	52,018	(1,487)	(2.86)%
Public sector and IDA	60,027	63,677	(3,650)	(5.73)%
Consumer non real estate	44,771	47,101	(2,330)	(4.95)%
Less: deferred fees and costs	(852)	(616)	(236)	38.31%
Loans, net of deferred fees and costs	$1,017,402	$999,310	$18,092	1.81%

The Company anticipated the increase in real estate construction loans, as projects underlying previously approved loans reached development phases for advances. The Company is positioned to make every loan within its legal lending limit that meets its underwriting standards and strategic portfolio mix goals.

Deposits

	September 30,	December 31,	Change
	2026	2025	Dollars	Percent
Noninterest-bearing demand deposits	$318,753	$313,022	$5,731	1.83%
Interest-bearing demand deposits	809,383	853,756	(44,373)	(5.20)%
Savings deposits	140,845	142,645	(1,800)	(1.26)%
Time deposits	308,197	317,510	(9,313)	(2.93)%
Total deposits	$1,577,178	$1,626,933	$(49,755)	(3.06)%

Deposits decreased when September 30, 2026 is compared with December 31, 2025, due to annual cyclicality in the Company's municipal deposit base. Historically, the Company's municipal deposits, which account for 19% of the Company's deposits as of September 30, 2026, reach a low point during the third quarter and increase during the fourth quarter.

The Company continues to develop and implement new deposit products that provide additional functionality and marketing opportunity, including a treasury management suite for commercial and municipal deposit customers and an online account opening platform. The Company’s depositors within its market area are diverse, including individuals, businesses and municipalities. The Company does not have any brokered deposits. Depositors are insured up to the FDIC maximum of $250 thousand. Municipal deposits have additional security from bonds pledged as collateral, in accordance with state regulation. Of the Company’s non-municipal deposits, approximately 21% are uninsured.

Capital Resources

	September 30,	December 31,	Change
	2026	2025	Dollars	Percent
Common stock and additional paid in capital	$22,190	$22,024	$166	0.75%
Retained earnings	213,277	202,558	10,719	5.29%
Accumulated other comprehensive loss	(59,128)	(39,674)	(19,454)	(49.03)%
Total stockholders’ equity	$176,339	$184,908	$(8,569)	(4.63)%

The decrease in stockholders’ equity reflects greater unrealized losses on securities available for sale.

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

	September 30, 2026	December 31, 2025	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservation Buffer
Common Equity Tier I Capital Ratio	16.59%	16.16%	4.50%	7.00%
Tier I Capital Ratio	16.59%	16.16%	6.00%	8.50%
Total Capital Ratio	17.44%	17.02%	8.00%	10.50%
Leverage Ratio	11.03%	10.42%	4.00%	4.00%

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

As of September 30, 2026, the Company had $287,834 of borrowing capacity from the FHLB and the Company had $159,997 of available capacity at the Federal Reserve Bank discount window. As of September 30, 2026, the Company had $17,900 in Federal Reserve Discount Window borrowings with a term of less than three months.

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

Regulatory capital levels determine the Company’s ability to use purchased deposits and the Federal Reserve Bank discount window. As of September 30, 2026, the Company is considered well capitalized and does not have any restrictions on purchased deposits or borrowing ability at the Federal Reserve Bank discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. As of September 30, 2026, the Company’s liquidity is sufficient to meet projected trends.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. As of September 30, 2026, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s internally-set target range. As of September 30, 2026, the loan to deposit ratio was 64.51%. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

As of September 30, 2026, the Company was not aware of any other known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of September 30, 2026, the Company has no material commitments for long-term debt for capital expenditures.

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

Contractual Obligations

The Company had no finance lease or purchase obligations and no long-term debt at September 30, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
None.
(b)
None.
(c)
During the fiscal quarter ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

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
+101

The following materials from National Bankshares, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2026 are formatted in iXBRL (Inline Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets at September 30, 2026 and December 31, 2025; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2026 and 2025; (iii) Consolidated Statements of Comprehensive (Loss) Income for the three

Filed herewith

and nine months ended September 30, 2026 and 2025; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

Date: November 12, 2026	/s/ Lara E. Ramsey
By: Lara E. Ramsey
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	/s/ Lora M. Jones
By: Lora M. Jones
Treasurer and
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)